Form 10-K/A
period 1995-12-31
PAGEMART WIRELESS INC
filed 1996-05-06
CIK 947268

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                            --------------------


                                 FORM 10-K/A

(Mark One)
    X       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

            For the fiscal year ended December 31, 1995
                                      or

            TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

             For the transition period from _________ to _________
                          Commission File No. 33-91142

                            --------------------


                            PAGEMART WIRELESS, INC.

                      (FORMERLY PAGEMART NATIONWIDE, INC.)

               (Exact name of registrant as specified in charter)

                   DELAWARE                       75-2575229
        (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)      Identification Number)

                    6688 NORTH CENTRAL EXPRESSWAY, SUITE 800
                              DALLAS, TEXAS 75206
                    (Address of principal executive offices)
     (Registrant's telephone number, including area code):  (214) 750-5809

                            --------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                             Name of each exchange
              Title of each class             on which registered
              -------------------            ---------------------
                     None                            None

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

                            --------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     There is no established market for the registrant's common stock. Accordingly, the registrant is unable to estimate the value of shares held by non-affiliates. See Item 5 entitled "Market for the Registrant's Common Equity and Related Stockholder Matters" for additional information concerning the market for the registrant's common stock.



     As of March 1, 1996, 33,711,269 shares of the Registrant's Common Stock were outstanding.



                   DOCUMENTS INCORPORATED BY REFERENCE:  None



================================================================================

                                    PART I
ITEM 1.  BUSINESS

GENERAL


     The Company is one of the fastest growing providers of wireless messaging services in the United States. The Company has grown to become the fifth largest paging carrier in the United States, based on 1,240,024 subscribers at December 31, 1995. The Company's number of subscribers has increased at annual growth rates of 180%, 136% and 60% in 1993, 1994 and 1995, respectively, as compared to an average annual growth rate of approximately 31% for 1993 through 1995 for the paging industry. The Company has made no acquisitions, and all subscriber growth has been internally generated.



     The Company offers local, multi-city, regional and nationwide paging and other one-way wireless services in all 50 states, covering 90% of the population of the United States. The Company also provides services in Puerto Rico, the U.S. Virgin Islands and the Bahamas, and has recently initiated nationwide services in Canada. The Company employs a digital, state of the art transmission network that is 100% FLEX[Registered] enabled, allowing the use of high speed messaging technology thereby providing increased transmission capacity.



     The Company was incorporated in Delaware on November 29, 1994 as a wholly-owned subsidiary of PageMart, Inc. ("PageMart"). Effective January 19, 1995, PageMart merged with a wholly-owned subsidiary of the Company, pursuant to which PageMart was the surviving corporation (the "Reorganization"). As part of the Reorganization, each share of outstanding common stock of PageMart was converted into the right to receive one share of common stock of the Company. Upon consummation of the Reorganization, the stockholders of PageMart had the same ownership interest in the Company as they had in PageMart, and the Company owned all of the capital stock of PageMart. On December 28, 1995, the name of the Company was changed from PageMart Nationwide, Inc. to PageMart Wireless, Inc. ("Wireless").


OPERATING STRATEGY

     The Company attributes the significant growth of its paging business to the successful implementation of its six operating principles: (i) diversified distribution channels, (ii) nationwide common frequency, (iii) efficient network architecture, (iv) spectrum-rich frequency position, (v) centralized administration, and (vi) customer service capabilities.

         DIVERSIFIED DISTRIBUTION CHANNELS. The Company utilizes a number of distribution channels to market its products and services, including retail marketing, private brand strategic alliances and national sales offices.

         Retail Marketing. The Company believes that it is the leading supplier of paging units to consumers through retail distribution channels. The Company has been selected as the pager supplier for a number of leading retail chains, including Office Depot Inc., Comp USA, Inc., Montgomery Ward Company, Inc., Target Stores, Inc. and Best Buy, Inc.


         Private Brand Strategic Alliances. The Company was one of the first paging companies to broaden its distribution reach by establishing strategic relationships with large communications providers. The Company has established strategic relationships with GTE Corporation, Southwestern Bell Mobile Systems, AT&T Wireless Services, Ameritech Mobile Services, Inc. and long distance reseller EXCEL Telecommunications, Inc.


         National Sales Offices. The Company's national sales offices sell equipment and services through three distribution channels: direct sales, third-party resellers and local retailers. The Company has a direct sales force presence in over 75 Metropolitan Statistical Areas ("MSAs") through 63 offices.

     Management believes that a diversified approach to distribution is important to sustain growth as paging services more deeply penetrate the United States population, especially the consumer market. This diversification is a key element of the Company's strategy of expanding its subscriber base as rapidly as possible to increase cash flow through greater utilization of its nationwide wireless communication network. A diversified distribution strategy also provides a cost effective method for managing disconnection rates. The Company's average monthly disconnection rates for the twelve months ended December 31, 1994 and 1995 were 3.4% and 2.5%, respectively.



     NATIONWIDE COMMON FREQUENCY. The Company has constructed its nationwide messaging network on a common frequency. Use of a common frequency provides the Company with a number of important strategic advantages not available to many of its competitors which operate on multiple frequencies across markets. The use of a common frequency enables the Company's customers to travel throughout the United States, Canada and the Bahamas while continuing to use the same messaging device. As a result, the Company is able to provide multi-city coverage customized to accommodate the customer's needs ("coverage on demand"). The common frequency also provides a competitive advantage to the Company when marketing its services to regional and national retailers and private brand strategic alliance partners. These distributors are able to buy the paging unit without being limited by where they can distribute the product or by the service they sell with the unit. This allows retailers and strategic partners to offer customers all service options while minimizing the number of Stock Keeping Units ("SKUs") that the distributor must carry, thus reducing inventory carrying costs.



     EFFICIENT NETWORK ARCHITECTURE. The Company is an industry leader in the implementation of advanced telecommunications technologies, including pioneering the use of direct broadcast satellite ("DBS") technology for paging. The Company's nationwide wireless transmission network is 100% controlled by DBS technology, which gives the Company a flexible, highly reliable and efficient network architecture. The use of DBS technology eliminates the need for expensive terrestrial Rf control links and repeater equipment while enabling the Company to provide a wide range of coverage options. The Company's network covers the top 300 MSAs across the United States, or approximately 90% of the total population in the United States and is designed to serve a significantly larger subscriber base than the one currently served by the Company. The Company's wireless transmission network is 100% FLEX enabled, allowing the use of the high speed FLEX protocol to transmit messages and maximize system capacity.



     SPECTRUM-RICH FREQUENCY POSITION. The Company ranks among the top four paging carriers in the United States in licensed nationwide frequencies. The Company's exclusive frequency licenses include two nationwide paging frequencies and 150 kHz of nationwide Narrowband Personal Communications Service ("NPCS") frequency (the "NPCS Licenses"). The Company believes that this frequency has important strategic value because it may enable the Company to grow significantly its one-way subscriber base and to provide two-way messaging and other value-added services to its subscribers. As a result, the Company believes its spectrum-rich frequency position enables it to attract private brand strategic alliance partners.


     CENTRALIZED ADMINISTRATION. The Company has centralized customer service, information systems, inventory control and distribution, credit and collections, accounting and marketing functions. This centralized administration has enabled the Company to become one of the lowest cost providers of paging and other one-way wireless communications services in the United States. In addition, the administrative infrastructure is designed to support a significantly larger customer base than that currently served by the Company, which will allow it to realize additional operating efficiency as the Company continues to grow.

     CUSTOMER SERVICE CAPABILITIES. Management has focused on developing industry-leading customer service capabilities. The Company employs over 600 highly trained customer service personnel operating in state of the art call center facilities. Management believes that these services are an important factor in supporting and retaining its strategic partners, retailers and subscribers.

TWO-WAY MESSAGING STRATEGY



     One of the Company's principal strategies is to become a leading provider of two-way messaging services in the United States. Management believes that the introduction of two-way messaging services may present significant future growth opportunities to the Company by enabling it to provide a new generation of advanced messaging services, including data messaging, stored voice messaging and other services, to new and existing subscribers.


     The Company's two-way messaging strategy is founded on four principal competitive advantages: (i) nationwide spectrum, (ii) incremental introduction of technology, (iii) established diversified distribution channels, and (iv) operating efficiency.

     NATIONWIDE SPECTRUM. With the acquisition of the NPCS Licenses, the Company became one of four companies with 150 kHz or more of nationwide NPCS frequency. As a result, the Company is positioned to create a high capacity nationwide network capable of delivering local, multi-city, regional, or nationwide data and stored voice messaging services to a large number of subscribers.


     INCREMENTAL INTRODUCTION OF TECHNOLOGY. The Company intends to introduce two-way messaging technology by initially building upon its one-way transmission network, enabling the Company to minimize the level of capital expenditures and investments. The Company plans to introduce two-way stored voice service paced to the availability of infrastructure equipment, subscriber devices and to meet the market demand for such services.


     ESTABLISHED DIVERSIFIED DISTRIBUTION CHANNELS. The Company plans to leverage its established diversified distribution channels to achieve efficient, rapid market penetration of its two-way services.

     OPERATING EFFICIENCY. The Company expects to utilize its existing one-way network and centralized administration to minimize incremental costs of product and service expansion. Management believes that the Company's centralized customer service, information systems, inventory control and distribution, credit and collections, accounting and marketing organizations will be capable of supporting the Company's two-way strategy.



     As a result of these operating advantages, the Company plans to provide a complete array of two-way services at affordable prices, including stored voice and data services, that should appeal to a large number of potential subscribers.




     The Company expects to begin testing two-way data and stored voice services in the second quarter of 1996. Upon completion of testing, two-way data services are expected to be marketed on a city-by-city basis beginning in late 1996. Two-way data services may include guaranteed alphanumeric message delivery with acknowledgment and message with response capabilities. In 1997, the Company plans to introduce its VoiceMart[Trademark] service which should provide subscribers with the ability to receive stored voice messages directly to their messaging devices. Introduction of the VoiceMart service will be paced to the availability of infrastructure equipment, subscriber devices and market demand.



COAM STRATEGY


     The Company's operating model is unique in the industry in that it follows a strategy of selling rather than leasing messaging equipment to subscribers. The selling expenses of the Company, which include advertising, compensation paid to its sales force and the loss on pagers sold, associated with the Company's Customer Owned and Maintained ("COAM") strategy, are substantial for each messaging unit. As of December 31, 1995, approximately 99% of the Company's messaging units were COAM, which compares to an industry average of approximately 56%. The Company believes that by following a COAM strategy it can achieve significantly better capital efficiency than if it were to follow a lease strategy, which is reflected in its relatively low capital employed per subscriber of $40 at December 31, 1995. Capital employed per subscriber represents total assets, less NPCS Licenses, cash, non-debt current liabilities and international investments divided by units in service. The Company believes that its COAM strategy provides additional benefits, including reduced risk of technological obsolescence and avoidance of the credit risk associated with leasing pagers to end-users. In addition, management believes that this strategy minimizes its disconnection rates in the retail channel. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


SALES AND MARKETING


     The Company's customers include individuals, corporations and other organizations that desire affordable communication services offering substantial mobility, accessibility and the ability to receive timely information. The Company utilizes a number of distribution channels to market its products and services, including retail marketing, private brand strategic alliances and national sales offices. Management believes that a diversified approach to distribution is important to sustain growth as demand for paging services more deeply penetrates the United States population, especially the consumer market. This diversification is a key element of the Company's strategy of expanding its subscriber base as rapidly as possible to increase cash flow through greater utilization of its nationwide wireless communication network. The Company is not dependent on any single customer or a few customers, the loss of one or more of whom would have a material adverse effect on the Company.


   RETAIL MARKETING

     Since early 1993, the Company has been an industry pioneer in developing the retail distribution channel through sales arrangements with regional and national retail chains that sell electronic and business equipment or consumer goods. The Company provides equipment to a retailer who then sells the equipment to potential users. Once the unit is purchased, the customer can activate it and subscribe for local, regional or nationwide paging coverage with the Company by simply calling the toll-free number identified on the unit. Because the Company's pagers operate on a common nationwide frequency, they can be sold in any retail store located in the Company's nationwide coverage area. By contrast, competitors that use multiple frequencies across markets require retailers to maintain many more SKUs to serve each local market that utilizes a different frequency.


     The Company has entered into sales arrangements with a number of large retail chains such as Office Depot, Inc., Comp USA, Inc., Montgomery Ward Company, Inc., Target Stores, Inc. and Best Buy, Inc. Retail distribution also allows the Company to sell pagers in markets that would not support a direct sales office but in which it has installed the necessary equipment required for providing paging services. The Company can thus enter new markets by capitalizing on its existing infrastructure of transmitters with the only incremental expense being the procurement of local access phone lines. The Company expects retail sales to become an increasingly important channel of distribution for pagers. The number of national retail store locations has increased to 3,411 stores from 2,200 stores and 840 stores at December 31, 1995, 1994 and 1993, respectively. Approximately 25% of the Company's sales are made through the retail channel.


   PRIVATE BRAND STRATEGIC ALLIANCES

     The Company has established numerous strategic relationships with large communications providers. These companies utilize their brand awareness and billing efficiencies to market private brand pagers and services using the Company's transmission network. Approximately 10% of the Company's sales are made through private brand strategic alliances, and the Company expects this proportion to increase over the next several years.

     GTE CORPORATION ("GTE"). During 1993 and 1994, the Company and GTE signed a series of agreements providing for the sale and marketing through GTE of GTE-labeled services throughout the United States. In addition, several of these agreements provide for joint cooperation in the deployment of paging network facilities for the provision of wireless messaging and data transmission in the United States. Pursuant to the terms of one of the agreements, GTE will purchase up to 250 new transmitters to be deployed throughout the Company's nationwide network. The Company will lease, operate and maintain the transmitters and will provide wireless services to GTE customers, as well as customers of the Company via the Company's nationwide network. The

Company's services are sold across the United States through GTE Telephone Operations, GTE Phone Mart Stores and GTE Mobilnet.


     SOUTHWESTERN BELL MOBILE SYSTEMS ("SBMS"). In May 1995, the Company and SBMS signed an agreement for the sale and marketing through SBMS of SBMS-labeled services. After a successful test in several Texas markets in the third quarter of 1995, SBMS has expanded marketing of the service into its other major markets including Chicago, Kansas City, St. Louis, Boston and Washington, D.C.


     AT&T WIRELESS SERVICES ("AT&T WIRELESS"). In November 1995, the Company and AT&T Wireless entered into a three-year agreement for the sale and marketing through AT&T Wireless of AT&T Wireless-labeled services. In March 1996, AT&T Business Communications commenced controlled introduction of its Personal Reach Service, which utilizes the Company's network.



     AMERITECH MOBILE SERVICES, INC. ("AMERITECH"). In February 1996, the Company and Ameritech signed an agreement for the sale and marketing through Ameritech of Ameritech-labeled services.



     EXCEL TELECOMMUNICATIONS, INC. ("EXCEL").   In March 1996, the Company and
Excel, a long distance reseller, signed an agreement for the sale and marketing through Excel of Excel-labeled services.



     NATIONAL SALES OFFICES


     The Company's national sales offices sell equipment and services through three distribution channels: direct sales, third party resellers and local retailers. The Company has a direct sales force of 445 personnel located in over 75 MSAs through 63 offices.

     DIRECT SALES. The Company markets its equipment through its direct sales force and related marketing activities such as telemarketing and advertisements in radio, print media and telephone company yellow pages. Direct sales representatives are paid by commission (which varies depending on the type of service subscribed for and other factors) for each unit sold or placed in service. Approximately 30% of the Company's sales are generated through its direct sales force.


     THIRD PARTY RESELLERS. In addition to offering paging and messaging services directly to end-users, the Company also provides services under marketing agreements with third party resellers. Typically, the Company offers third party resellers paging services in bulk quantities at a wholesale monthly rate that is lower than the Company's regular retail rates. Approximately 35% of the Company's sales are made through third party resellers.


     LOCAL RETAILERS. The Company markets its services under sales arrangements with local retailers located in the MSAs where national sales offices are present.

MESSAGING SERVICES

  PAGING SERVICES

     The Company charges subscribers a monthly fee which covers the paging and messaging services subscribed for and any additional services purchased by the subscriber. The amount of the monthly fee varies primarily based on the type of service provided and the geographic area covered. The Company charges higher rates for multi-city and nationwide service options.

     The Company currently offers the following three basic types of one-way paging and messaging services.


     Service                                Functions
     -------                                ---------
  Numeric paging . . . . . . . .  Provides the subscriber with the telephone number of the person who is seeking to
                                  contact the subscriber. Numeric pagers can
                                  store and retrieve up to 40 numeric
                                  messages, which are displayed on a liquid
                                  crystal display.

  Alphanumeric paging  . . . . .  Offers the subscriber the ability to receive a text message rather than simply a numeric
                                  message. Alphanumeric pagers can store and
                                  retrieve up to 40 messages of up to 80
                                  characters each, which are displayed on a
                                  liquid crystal display.

  Wireless messaging . . . . . .  Offers subscribers the ability to receive detailed text messages and information
                                  services through "message ready" electronic
                                  organizers and PCMCIA cards.  Wireless
                                  messaging devices are capable of receiving
                                  messages of several thousand characters in
                                  length.


     NUMERIC PAGING. Among the Company's subscribers who use a numeric display pager, a high percentage select local coverage, although the percentage of subscribers who select multi-city coverage has been increasing. Monthly fees for regional and national paging coverage are substantially higher than the fees charged for single local area coverage. The Company's revenues from multi-city coverage increased to approximately 28% of airtime revenues for the month ended December 31, 1995 from approximately 23% during the month ended December 31, 1994.



     ALPHANUMERIC PAGING. The Company launched its alphanumeric paging services in July 1993 under the tradenames InfoPage [Registered] and InfoNow [Registered], and the number of subscribers utilizing this service represented approximately 1.4% of the Company's total subscribers as of December 31, 1995. The percentage of paging industry subscribers utilizing alphanumeric pagers at the end of 1995 was reported to be approximately 9%. The Company has not focused a significant portion of its selling and marketing efforts on alphanumeric paging service, primarily because technology has inhibited the Company's ability to deliver the service in a cost effective manner. With the Company's introduction of high speed FLEX protocols, the Company anticipates alphanumeric paging service becoming a larger portion of its selling and marketing efforts. The ability of alphanumeric pagers to deliver longer text messages, including the ability to store messages received for playback when desired by the subscriber, allows the Company to charge significantly higher monthly fees for its InfoPage and InfoNow services than for numeric display paging services.


     WIRELESS MESSAGING. The Company began offering one-way wireless messaging services to subscribers with electronic organizers at the end of the first quarter of 1994. The Company has developed strategic relationships with computer manufacturers that are integrating advanced wireless messaging capabilities into their applications software and a new generation of personal digital assistants and portable computers. Handheld computers featuring PCMCIA slots can accommodate PCMCIA pager cards to provide office professionals with "message ready" devices that allow them to be in touch while away from their offices. The Company's wireless services to PCMCIA pager cards is being marketed under the service mark InfoAdvantage(SM).

     The Company has established the following strategic relationships for the marketing and provision of wireless data transmission. The market for the one-way delivery of extended length messages is small in comparison to traditional numeric and alphanumeric services, and the Company has not realized significant revenues from these relationships to date. However, management believes these relationships will be valuable for distribution of its two-way messaging services.

    International Business Machines, Inc. ("IBM"). In December 1993, IBM selected PageMart to be a ThinkPad Proven Vendor to provide one-way wireless messaging services to IBM portable computer customers. PageMart markets its wireless services to existing owners of ThinkPads through a direct mail program and to new owners through a pre-installed computer slide show that IBM includes on selected new ThinkPad models.

    Mitsui Comtek Corporation ("Mitsui"). The Company has worked with Mitsui in the design of the industry's first electronic organizer with a built in wireless messaging receiver and now provides one-way messaging services for electronic organizers manufactured by Casio Computer Company Limited.

    CompuServe, Inc. ("CompuServe"). In May 1995, the Company was one of several paging carriers selected by CompuServe for the wireless delivery of electronic mail (or notice thereof) to CompuServe subscribers.


    ADDITIONAL VALUE-ADDED SERVICES

     In addition to paging services, the Company offers subscribers a number of additional value-added services, including voicemail services that allow subscribers to retrieve voice messages from persons attempting to contact the subscriber. In addition, the Company offers a numeric message retrieval service which allows a subscriber to retrieve messages that were sent at a time when the subscriber was outside of his or her service area. Other optional services include a nationwide toll-free 800 access number for paging subscribers, a customized voice prompt that allows subscribers to record a personal greeting, maintenance agreements and loss protection programs. Approximately 21% of the Company's recurring revenues during the fiscal quarter ended December 31, 1995 were derived from these additional services.


     The Company also plans to offer wireless connectivity to the Internet for message transfer and information requests through the "PageMart Wireless Web" service utilizing the Company's wireless communications network. These services will include electronic mail, news and other information delivered to messaging devices as well as guaranteed message delivery with acknowledgement using the Company's wireless network for transmissions and response.


     TWO-WAY SERVICES


     One of the Company's principal strategies is to become a leading provider of two-way messaging services in the United States. Management believes that the introduction of two-way messaging services may present significant future growth opportunities to the Company by enabling it to provide a new generation of advanced messaging services, including data messaging, stored voice messaging and other services, to new and existing subscribers.



     The Company expects to begin testing two-way data and stored voice services in the second quarter of 1996. Upon completion of testing, two-way data services are expected to be marketed on a city-by-city basis beginning in late 1996. Two-way data services may include guaranteed alphanumeric message delivery with acknowledgment and message with response capabilities. In 1997, the Company plans to introduce its VoiceMart service, which will provide subscribers with the ability to receive stored voice messages directly to their messaging devices. Introduction of the VoiceMart service will be paced to the availability of infrastructure equipment, subscriber devices and market demand.



     The Company's planned service offerings are expected to be delivered to a pocket-sized subscriber unit containing a transmitter, enabling it to send a signal identifying its location to the Company's network. Management estimates that the Company's enhanced alphanumeric services and stored voice messaging services will be offered to customers at monthly prices competitive with current one-way alphanumeric paging services in similar service areas. The Company's service offerings are expected to include:


         ENHANCED ALPHANUMERIC MESSAGING. The Company's enhanced alphanumeric messaging service will enable the subscriber to receive alphanumeric messages up to several thousand characters in length (compared to the approximately 80 characters in traditional one-way alphanumeric messaging) which will be input by either (i) a computer or other software-enabled device with the proper software and a modem that can access the Company's network or (ii) a dispatch operator. The service is expected to be based on Motorola Inc.'s ("Motorola") state of the art ReFLEX25 (TM) technology. This technology will permit the network to locate the subscriber before sending the message and verify that the subscriber unit has obtained the message ("guaranteed delivery").



         The Company believes that penetration of alphanumeric service on a regional and nationwide basis has been limited to date due to the reluctance of many one-way paging operators to promote the service because of its relatively high use of system capacity during transmission. The NPCS Licenses and the ReFLEX25 and InFLEXion[Trademark] technologies should offer significant increases in capacity and delivery speed over the spectrum and technology currently delivering alphanumeric messaging services. The
    Company expects that its enhanced alphanumeric service will improve upon traditional service by permitting longer messages, by guaranteeing and acknowledging delivery and, eventually, by permitting the subscriber to initiate limited data responses. Management believes that these service enhancements, along with its competitive pricing, will appeal to subscribers of traditional alphanumeric messaging services and to cost conscious customers who have not previously subscribed to such services.



         VOICEMART SERVICE. The Company's VoiceMart service will be an entirely new generation of messaging service. The service may utilize Motorola's state of the art InFLEXion compressed stored voice technology to deliver a high quality transmission of the sender's voice to the wireless stored voice messaging product. The unit will store up to four minutes of voice messages, which the subscriber will be able to play, fast-forward, rewind and delete, much like an answering machine or voice mailbox. If the subscriber unit is full, the sender's message will be stored in a network server. The network will then transmit a "message waiting" notification to the subscriber unit. The subscriber can delete old messages to enable the unit to immediately receive messages stored by the network. While the subscriber will not be able to respond directly to the caller by speaking into the unit, the subscriber unit will acknowledge receipt of the voice message to the network. The subscriber unit will have a volume control to allow the subscriber to listen to messages privately, or to play them aloud for others to hear.



         OTHER SERVICES. Over time, the Company intends to participate in the growth of wireless data messaging services through new and existing strategic alliances, wireless data alliances with software companies and electronic equipment manufacturers to develop additional data messaging services. In addition to pocket-sized pagers, the Company expects that wireless data transmissions will be received by computers, organizers or PDAs equipped with two-way Rf modems or built-in Rf capability. It is anticipated that a limited response by the device will be possible.



         pACT[TRADEMARK] SERVICES. The Company anticipates that its two-way messaging network will also be capable of broadcasting the pACT protocol, a high speed NPCS protocol developed by AT&T. However, the Company has not yet received a commitment from its suppliers to provide such capability and there can be no assurance that such capability will be made available to the Company. Messaging services provided on the pACT protocol are expected to be very similar to enhanced alphanumeric messaging, voice messaging services and other services described above.


    ONE-WAY TRANSMISSION NETWORK


         The Company utilizes DBS technology exclusively in its one-way transmission network. Although the Company's one-way transmission network is substantially built out, the Company continues to make expenditures to improve and expand its coverage into new areas. The Company's use of the DBS system has certain cost and performance advantages over traditional paging systems and traditional satellite paging systems.



         Traditional Paging Systems. The traditional method of controlling paging transmitters in local and regional simulcasting systems is to use terrestrial Rf control links that originate from one broadcast transmitter that is controlled by a local paging terminal. At the paging terminal, the messages are received and assembled for transmission via Rf or wireline control link to each transmitter. Once a message is received by each transmitter in a simulcast market, it in turn broadcasts the paging information using the paging broadcast frequency. The Rf control link frequency is different from the paging broadcast frequency.



         In order to simulcast the paging signal, a traditional system must be fine-tuned (optimized) so that each transmitter broadcasts the paging signal at the same time. Optimization becomes more complex and expensive as the service area expands. In addition, since a traditional system requires line-of-site transmission of the Rf control link signal, repeater stations must be used to re-broadcast this Rf signal in a large system such as the New York or Los Angeles metropolitan areas. The more distant the transmitter sites are from the central Rf control link transmitter, the more repeaters are necessary. Repeater stations make optimization more difficult and increase equipment and recurring tower rental costs. For non-contiguous regional coverage either telephone lines or microwave communication links are typically used in lieu of Rf control links.



         Traditional Satellite Paging Systems. Some paging system operators have adopted an alternative approach using satellites, rather than telephone lines, to communicate between the paging terminal and the traditional Rf control link systems. Numeric and alphanumeric messages are processed by a central paging terminal that uplinks the messages to a satellite, which then broadcasts the messages to the destination cities. The satellite signal is received by one central Rf radio control transmitter paging dish in each city and broadcast via traditional Rf control link transmitters to the paging transmitters in that city.



         With this infrastructure, the satellite is used only in place of other long-distance communication options. Both an Rf control link frequency and a paging signal frequency must be employed as with a traditional system. The current broadcast configuration employed by many other leading nationwide carriers has the added inefficiency of satellite transmissions that address their entire nationwide system or entire regions whenever a page transmission is sent, thus limiting the total number of subscribers on the system.


         The Company's Direct Broadcast Satellite Paging System. The Company has developed an innovative satellite-based transmission network that gives the Company a flexible, highly reliable network architecture and an efficient operating structure. The Company's network is comprised of three primary components: network access, a nationwide network linking the Company's paging terminals and a satellite network which controls the Company's transmitters.


         The Company's numeric and alphanumeric paging services can be accessed via local telephone numbers or 800 numbers using a touch-tone key pad or personal computer messaging software. Local numbers are provided by regional telephone companies and 800 number service is provided by long-distance telecommunications services providers. The Company uses a nationwide data network to carry all paging traffic from local telephone markets to its satellite uplink facilities in Illinois. This network configuration allows the Company to add new lines quickly and efficiently and provides the Company with back-up power, fire protection and diverse routing capabilities.



         The Company began using DBS technology in 1990 and was the first one-way wireless communications carrier to use DBS technology to control all of its transmitters. Currently, the Company is one of only three carriers that employ DBS technology in a nationwide paging system. With a DBS paging system, the satellite can broadcast messages directly to each transmitter in the Company's paging system, which then broadcasts the message to pagers on the Company's nationwide broadcast frequency. DBS eliminates the expensive terrestrial radio link and repeater equipment that many paging companies have employed to control simulcast transmissions in large metropolitan markets. In addition, the Company's satellite system can selectively address one or any combination of its transmitters, thereby providing a wide range of coverage options and permitting efficient use of paging frequencies in each market. The Company leases its satellite services pursuant to the Satellite Service and Space Segment Lease Agreement, dated January 2, 1995, with SpaceCom Systems, Inc. ("SpaceCom"). The agreement subjects the Company to monthly service charges based on the amount and types of services used and expires on January 31, 2002. The agreement may be terminated by SpaceCom upon certain failures of the Company to pay monthly service fees. The agreement does not include any renewal provisions. Although the Company is currently party to only one satellite service agreement, management believes that the services provided by SpaceCom are sufficient to meet the Company's foreseeable needs and that there are numerous alternate satellite sources available to the Company on comparable terms and conditions. As a result, the Company does not believe the loss of its relationship with its current satellite supplier would have a material adverse effect on its business and operations.



         The Company does not manufacture any of the pagers used in its paging operations. The Company buys pagers primarily from Motorola as well as other manufacturers and therefore is dependent on such manufacturers to obtain sufficient pager inventory for new subscriber units and replacement needs.


         Benefits of the Direct Broadcast Satellite . The use of a DBS broadcast system provides a number of benefits to the Company including:

    o Selectively addresses one or all markets to provide a wide range of local, multi-city, regional or nationwide coverage options. The Company's system configuration employs a high degree of spectrum efficiency with regard to the paging frequency because only the coverage area the customer has elected will be activated with each page.


    o Replaces terrestrial Rf control link equipment with satellite based equipment and signaling. This eliminates capital expenditures associated with terrestrial RF control link equipment and the associated telecommunications expenses, utilities and ongoing site rent and requires much lower expenditures for satellite receivers and satellite service.


    o Suffers significantly less degradation in performance due to building reflection and simulcasting problems, such as the overlapping of two independently controlled markets.

    o Allows for rapid deployment of the network system because the transmitters are operational immediately upon installation, while terrestrial Rf control links need to be optimized, which can take up to three months in some large urban markets.

    o Supports the high data rates that will be required in order to effectively provide enhanced services such as two-way messaging services. Management believes that this will allow the Company to implement higher speed signal technologies quickly and in a cost effective manner.



    TWO-WAY MESSAGING



    NARROWBAND PCS PROTOCOLS



         Paging networks use various "protocols" to provide seamless communications between the various components which make up a paging network. Protocols regulate the format and flow of messages which are transmitted over the network. As such, protocols facilitate the orderly and efficient flow of message traffic over the network. Motorola has developed, and licensed to Glenayre, several protocols, including FLEX, ReFLEX25, ReFLEX 50(TM) and InFLEXion. Of these four protocols, the Company believes that ReFLEX25, ReFLEXE50 and InFLEXion permit two-way alphanumeric messaging, but only InFLEXion currently has the capability to offer cost-efficient stored voice messaging, very high-speed data delivery and the transmission of data to the subscriber unit. The company believes that AT&T has also developed a proprietary protocol "Personal Air Communications Technology," or pACT, for two-way wireless transmission of data and alphanumeric messages.



         These various protocols have different transmission speeds and capacity characteristics. Consequently, the ability to deliver various types of wireless messaging services, including stored voice messaging, on a cost-efficient basis is dependent upon the protocol used. The following table illustrates certain characteristics of various protocols based on current publicly available information.



                                   InFLEXion       ReFLEX50         ReFLEX25              pACT
Outbound Transmission Speed
  per Channel.................  16,000 bits per   6,400 bits per    6,400 bits per    8,000 bits per
                                    second            second            second            second
Number of Channels(1).........        7                 4                 3                  4
Outbound Throughput(1)........ 112,000 bps per   25,600 bps per       19,200 bps per  32,000 bps per
                                   cluster            area              area              cluster
Frequency Reuse...............      Some               No                (2)               Yes
Message Acknowledgement.......       Yes               Yes               Yes               Yes
Limited Alphanumeric
  Message Response............       Yes               Yes               Yes               Yes
Stored Voice Messaging(3).....       Yes               No                No                (4)


- -------------

    (1) Bits per second (bps) gross rate including message overhead. Based on NPCS networks with 50 kHz outbound frequency.


    (2) REFLEX25 protocol will support cellular-like frequency reuse if the Company requires it for additional capacity.



    (3) Although the ReFLEX50 and ReFLEX25 protocols technically have the ability to support these service offerings, management believes that neither of these protocols can cost-effectively support these service offerings.



    (4) Not currently available.



    TWO-WAY NETWORK BUILDOUT

         The Company expects to design and construct its nationwide NPCS network to provide stored voice and data services and currently expects to complete substantially its network buildout by the end of 1998. The key elements of the network buildout are as follows:


         Design. The design of the Company's nationwide NPCS network is expected to be based upon Motorola's ReFLEX25 and InFLEXion technologies in order to achieve efficient use of the Company's spectrum and to accommodate a greater number of subscribers. The Company may also incorporate AT&T's proprietory messaging protocol pACT into its network. The design process requires extensive Rf planning, which involves the selection of specific sites for the placement of transmitters and receivers as well as functioning infrastructure equipment from manufacturers. As part of the design process, the Company's engineers are identifying sites using the Company's proprietary database (as well as other sources), which contains specific information about available sites throughout the nation. Sites are chosen on the basis of their coverage and on frequency propagation characteristics, such as terrain, topography, building penetration and population density. The Company's engineers are currently projecting that the Company's nationwide NPCS network will consist of approximately 2,300 transmitter/receiver sites and approximately 1,700 stand-alone receivers when the network is substantially completed.



         Equipment. The infrastructure of the Company's network will consist of radio transmitters and receivers, switches, Rf controllers and ancillary equipment, such as coaxial cable and antennas. The Company plans to purchase this infrastructure equipment (other than the ancillary equipment) from industry leading equipment suppliers, Motorola and Glenayre Technologies, Inc. ("Glenayre").

    Development of Technology.   While the terminals and transmitters will be
    similar to the equipment used in the Company's one-way messaging network, the Company believes that Motorola is conducting over-the-air testing of its InFLEXion technology, infrastructure equipment and subscriber units in its factory in Fort Worth, Texas. While the tests do not take into account certain factors prevalent in the design of the Company's two-way network buildout such as terrain topography, building penetration and population density, the Company believes that Motorola expects to establish that the technology and equipment can deliver a wireless voice message to subscriber unit under controlled circumstances. The Company also believes that Motorola's ReFlex technology has recently been introduced and has been used commercially by another paging company. However, there can be no assurance that two-way service will be commercially viable, and the success of two-way service could be affected by matters beyond the Company's control.



         The Company plans to purchase subscriber messaging units from Motorola and other manufacturers. The Company understands that Motorola has licensed to other wireless equipment manufacturers the relevant signaling system technology, as Motorola has done with signaling system technology for its other FLEX protocols. Although the Company believes that sufficient alternative sources of two-way messaging units will exist, the Company would be adversely affected if it were unable to obtain the units on satisfactory terms. The Company currently has no agreements to purchase equipment or messaging units for its two-way services.



         As the Company begins development and implementation of two-way services, the Company expects to incur significant additional operating losses during the start-up phase for such services, and it will be necessary for the Company to make substantial investments. The Company anticipates requiring additional sources of capital to fund the construction of a two-way messaging network, including expenditures relating to the build-out requirements of the FCC. See "--Government Regulation." The Company anticipates investing $75 to $100 million through fiscal 1997 to test and construct a two-way transmission network. Thereafter, the Company anticipates that its two-way operations may require up to $100 million of additional investment to substantially complete the network buildout. The Company expects to require additional financing to complete the buildout, which may include entering into joint venture arrangements, however there can be no assurance that sufficient financing will be available to the Company. See Item 7. Management's Discussion of Financial Condition and Results of Operations--Liquidity and Capital Resources.



INTERNATIONAL EXPANSION


     The Company plans to provide messaging services in selected countries on a seamless international network. Management believes that its technology, operational structure and distribution strategies can be replicated in foreign countries to establish nationwide wireless networks. In each country in which the Company plans to offer paging and messaging services, the Company will seek to obtain a nationwide frequency common to at least one of the nationwide frequencies it holds in the United States in order to allow a single messaging device to be used in multiple countries. The Company expects to pursue international opportunities through minority interests in joint venture arrangements whereby the Company would contribute its expertise in designing and managing messaging services with minimal incremental capital investments.



     The Company's international strategy is initially to pursue opportunities in North America, Latin America, and South America. One of the Company's affiliates, PageMart Canada Limited ("PageMart Canada"), has obtained a nationwide license in Canada based on a frequency common to one of its frequencies in the United States. PageMart Canada began providing service in the largest metropolitan areas in Canada to U.S. subscribers in March 1996 and to Canadian subscribers in April 1996. The Company also provides paging coverage in the Bahamas.

     In 1994, PageMart Canada purchased the Canadian network facilities of Motorola EMBARC Canada for approximately $1.7 million and entered into an agreement with Motorola to sell transmission time to Motorola for five years.
In 1995, Toronto Dominion Capital Group Ltd. ("TD Capital") and Working
Ventures Canadian Fund, Inc. ("Working Ventures") purchased a majority interest of PageMart Canada Holding ("Canada Holding") for $5 million. In January 1996, PageMart Canada was awarded one of the same nationwide frequencies the Company uses in the United States. The Company's cash investment in Canada Holding and PageMart Canada totals approximately $3.7 million. Through PageMart International, Inc. the Company owns 20% of the voting common stock of PageMart Canada. Additionally, PageMart International, Inc. owns 33% of the voting common stock of Canada Holding which owns the remaining 80% of the voting common stock of PageMart Canada.


     The common frequency allows the Company's affiliates in each country to provide customized coverage that extends beyond the borders of the serving country, using the same pager. For example, a subscriber in New York could choose New York and Toronto coverage.

COMPETITION


     The Company competes primarily on the basis of the price of its equipment and wireless services as well as its coverage capability. Its competitors include both companies which provide paging or other mobile communications services in local markets in which the Company operates and regional and nationwide paging service providers. These include both large and small paging service providers and regional telephone companies, such as Paging Network, Inc., MobileMedia Corporation, Inc., AirTouch Communications, Inc. and Arch Communications Group, Inc. Certain of these companies have substantially greater financial, technical and other resources than the Company. In addition, a number of paging carriers have constructed or are in the process of constructing nationwide wireless networks that will compete with the Company's services, including the provision of two-way messaging. Management believes that its low cost base and service offerings will enable it to continue to compete effectively in all markets.


     A number of competing technologies, including cellular telephone service, broadband and narrowband personal communications services, specialized mobile radio, low speed data networks and mobile satellite services, are used in, or projected to be used for, two-way wireless messaging services. Cellular telephone technology provides an alternative communications system for customers who are frequently away from fixed-wire communications systems (i.e., ordinary telephones). Compared to cellular telephone service, paging service is generally less expensive, offers longer battery life, provides better in-building penetration, extends over wider coverage areas, and is more transportable. For those cellular customers for whom convenience and price are considerations, paging can compete successfully by complementing their cellular usage. Management believes that paging will remain one of the lowest-cost forms of wireless messaging due to the low-cost infrastructure associated with paging systems, as well as advances in technology that will reduce paging costs. Broadband personal communications services technologies are currently under development and will be similar to cellular technology. When offered commercially, this technology will offer greater capacity for two-way wireless messaging services and, accordingly, is expected to result in greater competition.

     Technological advances in the telecommunications industry have created, and are expected to continue to create, new services and products competitive with the wireless services currently provided by the Company. In addition, certain companies are developing one-way and two-way wireless messaging services which may compete with the one-way and two-way wireless messaging services which the Company expects to provide. There can be no assurance that the Company will not be adversely affected as new competitive technologies become available and are implemented in the future. In addition, the Company may be adversely affected if cellular telephone companies or broadband personal communications service providers begin to provide other wireless services or enter into partnerships with other companies to provide wireless services that complement cellular or broadband PCS services.

GOVERNMENT REGULATION


     Wireless messaging operations are subject to regulation by the FCC under the Communications Act of 1934, as amended (the "Communications Act") including recent amendments contained in the Telecommunications Act of 1996. At the present time, wireless messaging services are primarily offered over radio frequencies that the FCC has allocated for either common carriage (the licensees for which are known as radio common carriers ("RCCs")), or private carriage (the licensees for which are known as private carrier paging operators ("PCPs")). RCCs are granted an exclusive license to a particular radio frequency in a particular locality or region. Certain qualified PCPs have been granted such exclusive use of their frequencies as well. In addition, the FCC has recently granted, by auction, regional and nationwide NPCS licenses that can be used for advanced paging services, such as two-way paging.



     The Company provides one-way paging services directly to subscribers over its own transmission facilities and is currently regulated as a PCP for most of its services. The Company (through subsidiaries) holds certain RCC licenses (the "RCC Licenses") and two exclusive nationwide PCP licenses, as well as exclusive licenses on various PCP frequencies in certain metropolitan areas, including New York, Los Angeles and Chicago (the "PCP Licenses").
Additionally, the Company holds a 50 kHz unpaired nationwide NPCS license (the "Nationwide Narrowband License") and five 50/50 kHz paired regional NPCS licenses (the "Regional Narrowband Licenses"); the latter five licenses authorize the Company to operate regional narrowband systems on the same frequencies throughout the continental United States. The Nationwide Narrowband License was granted on September 29, 1994, and the Regional Narrowband Licenses were granted on January 27, 1995. The Nationwide Narrowband License and the Regional Narrowband Licenses may be utilized in connection with various two-way NPCS services or to expand the Company's existing one-way transmission network.



     The Omnibus Budget Reconciliation Act of 1993 (the "Budget Act") amended the Communications Act by creating a new consolidated category of communications services called Commercial Mobile Radio Services ("CMRS") in order to more uniformly regulate mobile wireless service providers. RCCs, PCPs, and NPCS providers are included in the new CMRS category. The FCC has promulgated regulations to implement these new statutory requirements. In general, regulatory changes caused by the creation of the CMRS category are scheduled to become effective in August 1996. Under the amended Communications Act, differential regulation of providers of CMRS is permitted only under limited circumstances. If there is no change in the recently adopted rules, PCPs, RCCs, NPCS licensees and other CMRS providers will have substantially similar obligations under the Communications Act beginning in August 1996. All of these licensees will be prohibited from engaging in any unreasonable discriminatory practices, will be subject to complaints regarding any unlawful practices and will be subject to provisions that authorize the FCC to provide remedial relief to an aggrieved party upon a finding of a violation of the Communications Act and related consumer protection provisions. It is expected that further rulemaking proceedings may be commenced by the FCC in its efforts to reconcile its regulation of RCCs, PCPs, and NPCS licensees.



     The Company's PCP, RCC and NPCS Licenses (collectively, the "Licenses") authorize the Company to use the radio frequencies necessary to conduct its paging operations. The Licenses prescribe the technical parameters, such as power output and tower height, under which the Company is authorized to use those frequencies. The Licenses are for varying terms of up to 10 years, at the end of which time renewal applications must be submitted to the FCC for approval. Most of the Company's PCP and RCC Licenses expire between 1996 and 1999. In order to be granted the exclusive use of a frequency, the Company is required to construct and maintain a specified minimum number of transmission sites, depending upon the breadth of the exclusivity, each of which is licensed by the FCC (the "Operating Licenses"). Of the Company's over 1,400 Operating Licenses, 90 require renewal in 1996 and 318 require renewal in 1997. The Nationwide Narrowband License will expire on September 29, 2004 unless renewed by the Company. The Regional Narrowband Licenses will expire on January 27, 2005 unless otherwise renewed. FCC renewals are routinely granted in most cases upon a demonstration of compliance with FCC regulations and adequate service to the public. Although the Company is unaware of the existence of any circumstances which would prevent the grant of any pending or future renewal applications, no assurance can be given that the Licenses will be renewed by the FCC in the future. Furthermore, although revocation and involuntary modification of licenses are extraordinary regulatory measures, the FCC has the authority to restrict the operation of licensed facilities or to revoke or modify licenses. No License of the Company has ever been revoked or modified involuntarily.

     The Company has complied with FCC requirements with respect to the buildout of its existing one-way paging network. There are separate FCC buildout requirements with respect to the Company's NPCS Licenses. As a nationwide NPCS licensee, the Company must construct base stations that provide coverage to a composite area of 750,000 square kilometers or serve 37.5% of the U.S. population within five years of the initial license grant date and must construct base stations that provide coverage to a composite area of 1,500,000 square kilometers or serve 75% of the U.S. population within ten years of the initial license grant date. Additionally, as a regional NPCS licensee, the Company must construct base stations that provide coverage to a composite area of 150,000 square kilometers or serve 37.5% of the population of the service area within five years of its initial license grant date and must construct base stations that provide coverage to a composite area of 300,000 square kilometers or serve 75% of its service area population within ten years of the initial license grant date. Failure to meet the construction requirements will result in forfeiture of the license and ineligibility to regain it.

     The Communications Act requires licensees such as the Company to obtain prior approval from the FCC for the assignment of any station license or the transfer of control of any entity holding such licenses. The FCC has approved each transfer of control for which the Company has sought approval. The Communications Act also requires prior approval by the FCC of acquisitions of paging companies. The Company also regularly applies for FCC authority to use frequencies, modify the technical parameters of existing licenses, expand its service territory and provide new services. Although there can be no assurance that any requests for approval or applications filed by the Company will be approved or acted upon in a timely manner by the FCC, or that the FCC will grant the relief requested, the Company has no reason to believe any such requests, applications or relief will not be approved or granted.


     The Communications Act limits foreign ownership of entities that hold certain licenses from the FCC, including licenses of the type held by the Company. Because of this limitation, except pursuant to FCC discretion, no more than 25% of the Company's stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, a foreign government or its representatives, or a foreign corporation. Based on currently available information, the Company estimates that its foreign ownership is approximately 22%. However, this percentage is subject to change at any time upon any transfer of direct or indirect ownership of the Company's Common Stock. If the Company obtains knowledge that the foreign ownership of its stock exceeds 25%, it would be forced to either seek approval from the FCC for the additional foreign ownership or redeem common stock at their current market value (determined as set forth in the Company's certificate of incorporation) from foreign shareholders in an amount sufficient to reduce such ownership to below 25% (as permitted by the Company's certificate of incorporation).



     The Budget Act imposed a structure of regulatory fees which the Company is required to pay with respect to its Licenses. The FCC increased these fees for fiscal year 1995. The FCC did not impose any increase in these fees for fiscal year 1996. The Company believes that these new regulatory fees will not have any material adverse effect on the Company's business.


     On February 9, 1996, the FCC released a Notice of Proposed Rule Making ("NPRM"), which proposed a system of competitive bidding ("auctions") to issue licenses for frequencies for which there are mutually exclusive applications. Under the FCC proposal, licenses for individual paging channels for which there are mutually exclusive applications would be auctioned on a geographic basis. In defining the area within which existing users would be protected from interference from the auction winners or neighboring licensees (an area known as an "interference contour"), the FCC proposed a new methodology that in many instances would reduce the size of the area within existing licensees' interference contours. This change, however, would not have any impact on licensees with nationwide exclusivity (such as the Company), because no other operator has the right to apply for such licensees' exclusive frequencies.


     While the rulemaking proceeding is pending, the FCC proposed only to process applications for which the relevant period for filing competing applications had expired as of the date of the NPRM and which were not mutually exclusive with other applications. Under the FCC's proposal, licensees with nationwide exclusivity on a particular frequency (such as the Company), however, would be permitted to expand their systems. In April 1996, the FCC issued a Report and Order modifying the NPRM to, among other things, allow incumbent licensees to file applications for additional transmission sites that are within 40 miles of an authorized transmission site that was licensed to the same applicant on the same channel on or before February 8, 1996 and which is operational as of the date the application for the additional transmission site is filed. It is not clear when the rulemaking proceeding will be completed or what, if any, new rules the FCC will issue as a result of the rulemaking proceeding.


     In another ongoing rulemaking pertaining to interconnection between local exchange carriers ("LECs") and CMRS providers, the FCC has proposed that interconnection rates should be based on a "bill and keep" model (i.e., the LEC and the CMRS provider charge each other a rate of zero for the termination of the other's traffic). Under the current arrangement, LECs are required to compensate CMRS providers for the reasonable costs incurred by such providers in terminating traffic that originates at LEC facilities, and vice versa. The Company believes that the FCC's "bill and keep" proposal, if applied to paging services, would not have any material adverse effect on the Company's business.


     Some paging services are subject to state regulation as well as regulation by the FCC. Prior to the amendment of the Communications Act by the Budget Act, states were permitted to regulate entry into the RCC paging business. States were not, however, permitted to regulate the provision of paging services by PCPs. While the Communications Act prohibits states generally from regulating the entry of or the rates charged by any CMRS provider, whether RCC or PCP, the new law will not prohibit a state from regulating the other terms and conditions of CMRS. Several states petitioned the FCC for authority to continue pre-existing rate regulation over all CMRS providers. In August 1995, the FCC denied all of the petitions filed by the states.


     From time to time, legislation and regulations which could potentially affect the Company, either beneficially or adversely, are proposed by federal and state legislators and regulators. In May 1995, the Texas Legislature created the Telecommunications InfraStructure Fund (the "TIF") as part of the Telecommunications Act of 1995 (the "Act"). The TIF was established to collect $150 million annually from the telecommunications providers in Texas. The TIF is composed of two separate accounts, a "telecommunications utilities account" which includes telephone companies and long distance providers, and a "commercial mobile service providers" ("CMSP") account which includes cellular providers and paging companies. The accounts are financed by annual assessments totaling $75 million each on the telecommunications utilities and the CMSPs doing business in Texas. The fraction that is to be paid by each CMSP is determined by such provider's portion of the total telecommunications receipts reported by all CMSPs for the purpose of payment of state sales taxes. The TIF is to be used for grants and loans for equipment, infrastructure, curricula and training in education and medicine. The Act was signed into law effective September 1, 1995.

     The Company is not required to contribute to the CMSP account until August 1996, when the Company becomes a commercial mobile radio service provider under federal communications law. However, the Company joined an ad hoc coalition made up of the largest paging companies to fight the TIF assessment based on its unfair and disparate treatment of the CMSPs. The coalition filed a lawsuit in federal court on November 22, 1995, challenging the TIF on constitutional grounds. The lawsuit, among other things, requested an injunction prohibiting the state from collecting the assessment until the Texas Legislature has had an opportunity to rectify the disparity in treatment of the telecommunications utilities and the CMSPs. The Texas Legislature does not reconvene until January 1997.

     On February 5, 1996, the District Court for the 261st Judicial District, Travis County, Texas, entered a final judgment declaring that the assessment on CMSP providers as proposed violated the "equal and uniform taxation" clause of the Texas Constitution. The court further concluded that CMSPs could be taxed only on a percentage of taxable telecommunications receipts that does not exceed the percentage assessed against the telephone utilities. After August 10, 1996, the Company will be assessed based on the lower rate applicable to telecommunications utilities. Management is not aware of proposed or pending state legislation imposing a similar assessment or creating a similar fund.


TRADEMARKS


     The Company owns certain intellectual property, including without limitation, trademark and service mark rights associated with certain federal and foreign trademark registrations and applications, common law trademark, trade name and service mark rights, and other legal and equitable rights connected with the Company's voice and data communication products and services and, in particular, one-way and two-way paging systems and technologies and related services. The Company markets its multiple city wireless service under the name Pick-Your-Cities [Registered] and its nationwide service under the name Page-Me-USA [Registered], both of which are federally registered service marks. The Company has filed applications with the United States Patent and Trademark Office as well as certain foreign trademark offices to register approximately 85 additional service and trademarks. The Company also has full use of the name PageMart, as a mark.


EMPLOYEES


     At December 31, 1995, the Company had 1,556 full-time employees, approximately 1,288 of whom were engaged in sales and customer service.


     No employees of the Company are covered by a collective bargaining agreement, and management believes the Company's relationship with its employees is good.


ITEM 2.  PROPERTIES


     The principal tangible assets of the Company are its paging network equipment. Paging network equipment utilized by the Company includes paging switching terminals, paging transmitters and a host of related equipment such as satellite and digital link controllers, satellite dishes, antennas, cable, etc. The Company continues to add equipment as it expands to new service areas. To date, it has not experienced any difficulty or delay in obtaining equipment as needed.

     The Company acquired the NPCS Licenses in auctions held by the FCC. The NPCS Licenses permit the nationwide operation of NPCS networks with 100 kHz of outbound capacity and 50 kHz of response capacity.

     The Company generally leases the locations used for its transmission facilities under operating leases. These leases, which are generally for five years or less, currently provide for aggregate annual rental charges of approximately $4.7 million. The Company does not anticipate difficulty in renewing these leases or finding equally suitable alternate facilities on acceptable terms. The Company also leases approximately 130,238 square feet of office space for its corporate headquarters in Dallas, Texas, at an annual cost of approximately $1.1 million and varying lesser amounts for local offices at other locations. Aggregate annual rental charges under the Company's local office leases are approximately $1.8 million.

ITEM 3.  LEGAL PROCEEDINGS


     The Company is involved in various lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these lawsuits will not have a material adverse effect on the results of operations or financial condition of the Company.


     On July 8, 1994, an action against the Company was filed in the United States District Court for the Eastern District of New York by Universal Contact Communications Inc., a former reseller of the Company's wireless messaging devices. The Company terminated the reseller relationship due to a monetary default by plaintiff. The Company subsequently contacted plaintiff's customers in an effort to provide continued service directly through the Company and discontinued plaintiff's paging services. In the complaint, plaintiff alleges, among other things, that the Company violated federal law by making unsolicited advertisements, breached its contract with plaintiff, slandered plaintiff, converted certain confidential information and trade secrets, tortiously interfered with plaintiff's business and contractual relations, and engaged in unfair competition. Plaintiff seeks, among other things, compensatory damages of $500,000 with respect to each of the nine causes of action included in the complaint, punitive damages of $5,000,000, and various forms of injunctive relief. The Company is vigorously defending the action. In management's opinion, the ultimate outcome of this lawsuit is not expected to have a material adverse effect on the results of operations or financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Consent of Stockholders dated as of December 19, 1995 was executed by certain stockholders holding an aggregate of 13,241,543 shares of the voting common stock (representing 57% of the voting common stock of PageMart Wireless, Inc.) approving the corporate name change from PageMart Nationwide Inc. to PageMart Wireless, Inc., and approving an increase in the number of common shares authorized to be issued pursuant to the Company's 1991 Stock Option Plan by 1,000,000 shares.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS


     There is currently no public market for any class of the Company's common stock. As of March 1, 1996, the Company's common stock was held by approximately 100 holders of record.



     The Company has not paid dividends on the common stock since its organization in 1989. The Company currently intends to retain future earnings for the development of its business and does not anticipate paying cash dividends on its common stock in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors on the basis of various factors, including the Company's results of operations, financial condition, capital requirements and investment opportunities. In addition, the Company's debt instruments substantially restrict (and currently prohibit) the payment of cash dividends.


ITEM 6.  SELECTED FINANCIAL DATA


     The following table sets forth summary historical financial information and operating data for each of the five fiscal years ended December 31, 1995. The financial information and operating data were derived from, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this report.



                                                              FISCAL YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------------------
                                             1991          1992           1993           1994           1995
                                         -----------    -----------    -----------    -----------    -----------
                                           (IN THOUSANDS, EXCEPT UNIT, ARPU, PER SUBSCRIBER AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Recurring revenues ...................   $     3,298    $     6,668    $    24,184    $    56,648    $   101,503
Equipment sales and activation fees ..         5,380          9,837         26,483         53,185         57,688
                                         -----------    -----------    -----------    -----------    -----------
Total revenues .......................         8,678         16,505         50,667        109,833        159,191
Cost of equipment sold ...............         6,436         10,044         28,230         57,835         63,982
Operating expenses ...................        10,844         25,584         47,448         85,322        118,557
                                         -----------    -----------    -----------    -----------    -----------
Operating loss .......................        (8,602)       (19,123)       (25,011)       (33,324)       (23,348)
Interest expense .....................        (1,486)        (2,456)        (6,538)       (12,933)       (30,720)
Interest income ......................            97            529            428            858          1,997
Other ................................          --             --             --             (414)        (1,042)
                                         -----------    -----------    -----------    -----------    -----------
Net loss .............................        (9,991)       (21,050)       (31,121)       (45,813)       (53,113)
                                         ===========    ===========    ===========    ===========    ===========
Net loss per common share ............   $     (1.93)   $     (1.71)   $     (1.95)   $     (2.09)   $     (1.64)
Weighted average number of
  common shares and share
  equivalents outstanding ............         5,185         12,333         15,998         21,944         32,341

BALANCE SHEET DATA
(at period end):
Current assets .......................   $    23,607    $    13,365    $    51,279    $    44,397    $    62,535
Total assets .........................        28,979         30,772         78,773        142,059        263,829
Current liabilities ..................         5,112         14,754         20,198         37,966         56,508
Long-term debt, less
  current maturities .................        11,956         25,059         78,359         92,632        219,364
Stockholders' equity
  (deficit) ..........................        11,911         (9,041)       (19,784)        11,461        (12,043)

OTHER DATA:
Units in service (at period end) .....        52,125        117,034        327,303        772,730      1,240,024
Net subscriber additions .............        37,812         64,909        210,269        445,427        467,294
ARPU(1) ..............................   $      8.27    $      8.66    $      9.81    $      8.64    $      8.62
Operating profit (loss) before selling
  expenses per subscriber
  per month(2) .......................         (7.78)        (12.69)          (.98)           .90           2.11
Selling expenses per net
  subscriber addition(3) .............           146            157             91             81             91
EBITDA(4) ............................        (7,378)       (16,499)       (19,930)       (25,219)       (10,076)
Capital expenditures .................         1,741         13,729         10,810         16,719         33,503
NPCS Licenses acquired(5) ............          --             --             --           58,885         74,079
Depreciation and amortization ........         1,224          2,624          5,081          8,105         13,272

- -------------


(1) Average monthly revenue per unit ("ARPU") is calculated by dividing (i) recurring revenues, consisting of fees for airtime, voicemail, customized coverage options, excess usage fees and other recurring revenues and fees associated with the subscriber base for the quarter by (ii) the average number of units in service for the quarter. ARPU is stated for the final quarter of the year.



(2) Operating profit (loss) before selling expenses (selling expenses include loss on sale of equipment) per subscriber for the Company's one-way operations is calculated by dividing (i) recurring revenues less technical expenses, general and administrative expenses and depreciation and amortization by (ii) the average number of units in service for the final quarter of the period. Stated as the monthly average for the final quarter of the period.



(3) Selling expenses per net subscriber addition for the Company's domestic one-way operations is calculated by dividing (i) selling expenses, including loss on sale of equipment for the year by (ii) the net subscriber additions for the year.



(4) EBITDA represents earnings (loss) before interest, taxes, depreciation and amortization. EBITDA is a financial measure commonly used in the paging industry. EBITDA is not derived pursuant to generally accepted accounting principles ("GAAP") and therefore should not be construed as an alternative to operating income, as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the financial operations and liquidity of the Company as determined in accordance with GAAP.



(5) Reflects the acquisition of the NPCS Licenses in the FCC NPCS auctions. See Item 1. Business--Government Regulation.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere in this report.


GENERAL

     The Company has constructed and operates a wireless messaging and communications network and provides paging and other one-way wireless messaging services to its subscribers. In addition, the Company sells and distributes wireless messaging equipment to subscribers, retailers and resellers. It earns recurring revenues from each subscriber in the form of fixed periodic fees and incurs substantial operating expenses in offering its services, including technical, customer service and general and administrative expenses. See "-- Management's Presentation of Results of Operations."


     Since commencing operations in 1990, the Company has invested heavily in its wireless communications network and administrative infrastructure in order to establish nationwide coverage, sales offices in major metropolitan areas, customer service call centers and centralized administrative support functions. The Company incurs substantial fixed operating costs related to its one-way wireless communications infrastructure, which is designed to serve a much larger subscriber base than the Company currently serves in order to accommodate growth. In addition, the Company incurs substantial costs associated with new subscriber additions. As a result, the Company has generated significant net operating losses for each year of its operations.
See " --Management's Presentation of Results of Operations."



     The Company's strategy is to expand its subscriber base as rapidly as possible to increase cash flow through greater utilization of its nationwide wireless communications network. From January 1, 1992 to December 31, 1995, the number of units in service increased from 52,125 to 1,240,024. None of the Company's growth is attributable to acquisitions. Given its growth strategy and the substantial associated selling and marketing expenses, the Company expects to continue to generate operating losses in 1996 from its one-way wireless communications business. In addition, the Company plans to begin development and implementation of two-way wireless messaging services during 1996, and expects to incur additional operating losses during the start-up phase for such services. The Company does not anticipate any significant revenues from two-way services during 1996 or 1997, however it expects to generate revenues with respect to two-way services in 1998. The Company's ability to generate operating income is primarily dependent on its ability to attain a sufficiently large installed subscriber base that generates recurring revenues which offset the fixed operating costs of its wireless networks, administration and selling and marketing expenses. The Company intends to achieve this growth by promoting its customized paging and other wireless messaging services through its national sales offices, retail distribution channels, private brand strategic alliances with GTE Corporation, Southwestern Bell Mobile Systems, AT&T Wireless Services, Ameritech Mobile Services, Inc. and long distance reseller EXCEL Telecommunications, Inc., and international expansion.


     Unlike most other paging carriers, the Company sells, rather than leases, substantially all of the messaging equipment used by its subscribers. As a result, the Company has much less capital invested in messaging equipment than other paging carriers since it recoups a substantial portion of messaging equipment costs upon sale to retailers and subscribers. This results in significantly lower capital expenditures, depreciation and amortization than if the Company leased such equipment to its subscribers. In addition, the Company's financial results are much different than other paging carriers that lease messaging equipment to subscribers because the Company recognizes the cost of messaging equipment sold in connection with adding new subscribers at the time of sale rather than capitalizing and depreciating the cost of messaging equipment over periods ranging from three to five years as occurs with paging carriers that lease messaging equipment to subscribers. However, the Company expects to lease rather than sell a portion of its two-way messaging units. In addition, the Company's retail distribution strategy results in the recognition of expenses associated with messaging equipment sales and other sales and marketing expenses in advance of new subscribers being added to the base and generating revenues (as retailers carry inventory).


     The Company sells its messaging equipment through multiple distribution channels including direct sales, third-party resellers, private brand strategic alliances and local and national retail stores. Selling and marketing expenses are primarily attributable to compensation paid to the Company's sales force, advertising and marketing costs and to losses resulting from the fact that, for competitive and marketing reasons, the Company generally sells each new unit for less than its acquisition cost. The Company's accounting practices result in selling and marketing expenses, including loss on sale of equipment, being recorded at the time a unit is sold. Units sold by the Company during a given month may exceed units activated and in service due to inventory stocking and distribution strategies of the retailers. As a result, selling and marketing expenses per net subscriber addition may fluctuate from period to period. In general, the Company anticipates that, based on its recent experience, 90% of its units sold through retail distribution channels will be activated and in service within 75 days of shipment.


     The Company derives its recurring revenue primarily from fixed periodic fees for services that are not generally dependent on usage. Consequently, the Company's ability to recoup its initial selling and marketing costs, to meet operating expenses and to achieve profitability is dependent on the average length of each customer's subscription period. As long as a subscriber continues to utilize the Company's service, operating results benefit from the recurring payments of the fixed fees without the incurrence of additional selling expenses by the Company. Conversely, operating results are adversely affected by customer disconnections. Each month a percentage of the Company's existing customers have their service terminated for a variety of reasons, including failure to pay, dissatisfaction with service and switching to a competing service provider. The Company's average monthly disconnection rates for the years ended December 31, 1993, 1994 and 1995 were 3.7%, 3.4% and 2.5%, respectively.

     More than 90% of the Company's ARPU is attributable to fixed fees for airtime, coverage options and features. A portion of the remainder of additional ARPU is dependent on usage.

RESULTS OF OPERATIONS


     The Company's principal operations to date are its domestic one-way wireless messaging division. The following discussion of results of operations analyzes the results of the Company's one-way wireless messaging operations, unless otherwise indicated.



     Certain of the following financial information is presented on a per unit basis. Management of the Company believes that such a presentation is useful in understanding the Company's results because it is a meaningful comparison period to period given the Company's growth rate and the significant differences in the number of subscribers of other paging companies.


  FISCAL YEARS 1993, 1994 AND 1995

     Units in Service


     Units in service were 327,303, 772,730 and 1,240,024 as of December 31, 1993, 1994 and 1995, respectively. This represents a growth rate of 136% and 60% in 1994 and 1995, respectively. The Company has experienced strong growth in units in service due primarily to the success of its sales and marketing strategies in the direct sales, national retail and third-party reseller channels, as well as from private brand strategic alliance programs. According to industry sources, the paging industry in general has experienced growth rates of 29%, 38% and 25% for 1993, 1994 and 1995, respectively.


     Revenues


     Revenues for the fiscal years 1993, 1994 and 1995 were $50.7 million, $109.8 million and $159.2 million, respectively. Recurring revenues for airtime, voicemail and other services for the same periods were $24.2 million, $56.6 million and $101.5 million, respectively. Revenues from equipment sales and activation fees for 1993, 1994 and 1995 were $26.5 million, $53.2 million and $57.7 million, respectively. The increases in recurring revenues and revenues from equipment sales and activation fees were primarily due to rapid growth in the number of units in service. The increase in equipment sales during 1995 was somewhat offset by a decline in the average price per unit sold.



     The Company's ARPU was $9.81, $8.64 and $8.62 in the final quarter of 1993, 1994 and 1995, respectively. The Company's ARPU declined in 1994 and 1995 primarily as a result of an increase in subscribers added through third-party resellers and distribution through private brand strategic alliance programs, both of which yield lower ARPU. ARPU is lower for subscribers added through third-party resellers and private brand strategic alliances because these are generally high volume customers that are charged reduced airtime rates. However, because third-party resellers and private brand strategic alliance partners are responsible for selling and marketing costs, and billing, collection and other administrative costs associated with end-users, the Company does not incur these costs with respect to such subscribers. The decrease in 1995 was slightly offset by a higher mix of multi-city, regional and nationwide services as well as increased sales of other value-added services such as voicemail and toll free numbers.


     Cost of Equipment Sold


     The cost of equipment sold in 1993, 1994 and 1995 was $28.2 million, $57.8 million and $64.0 million, respectively. The increase was directly related to the increase in the number of units sold partially offset by lower average pager prices paid to suppliers.

     Operating Expenses

     Technical expenses were $9.5 million, $16.2 million and $25.7 million in 1993, 1994 and 1995, respectively. The increase resulted primarily from the expansion of the Company's nationwide network infrastructure, which resulted in greater expenses associated with the addition of new transmitter sites, transmitter and terminal equipment and telecommunications expenses. On an average monthly cost per unit in service basis, technical expenses were $3.55, $2.45 and $2.13 in 1993, 1994 and 1995, respectively. The per unit decreases were the result of increased operating efficiencies and economies of scale experienced with the growth of the Company's subscriber base. During 1995, the Company incurred $222,000 in technical expenses associated with the development of its two-way wireless messaging services.


     Selling expenses in 1993, 1994 and 1995 were $17.3 million, $31.3 million and $36.1 million, respectively. This increase resulted from greater marketing and advertising costs related to the significant growth in units sold as well as from increased sales compensation because of the addition of sales personnel in new and existing operating markets. During the years ended December 31, 1993, 1994 and 1995, the Company added 210,269, 445,427 and 467,294 net new units in service, respectively. Sales and marketing employees increased from 305 at December 31, 1993 to 450 at December 31, 1994 and then decreased to 445 at December 31, 1995. Management believes the net loss on equipment sold to be a component of selling and marketing expenses incurred to add new subscribers. See "--Management's Presentation of Results of Operations." Selling and marketing expenses per net subscriber addition (including loss on equipment sales) were $91, $81 and $91 for the years ended December 31, 1993, 1994 and 1995, respectively. The increase in 1995 was due to the addition of new sales offices, expansion of existing sales offices and an increase in the number of retail stores supported by the Company's marketing organization.


     General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) in 1993, 1994 and 1995 were $15.6 million, $29.8 million and $43.5 million, respectively. This increase was attributable to the Company's expansion of its customer service call centers and continued expansion into new markets to support the growing subscriber base which required additional office space, administrative personnel and customer service representatives. The Company increased the number of representatives in its customer service call centers from 69 on December 31, 1993 to 389 on December 31, 1994 and to 600 on December 31, 1995, and believes it operates one of the most extensive of such facilities in the paging industry. On an average cost per month per unit in service basis, general and administrative expenses were $5.84, $4.52 and $3.60 in 1993, 1994 and 1995, respectively. The per unit decreases were a result of increased operating efficiencies and economies of scale achieved through the growth of the Company's subscriber base. During 1995, the Company incurred $154,000 in general and administrative expenses associated with the development of its two-way wireless messaging services.

     Depreciation and amortization in 1993, 1994 and 1995 was $5.1 million, $8.1 million and $13.3 million, respectively. The increases resulted from the expansion of the Company's network infrastructure including transmitter and terminal equipment, as well as the purchase and development of a new centralized administrative system in 1995. As an average cost per month per unit in service, depreciation and amortization was $1.91, $1.23 and $1.10 for the years ended December 31, 1993, 1994 and 1995, respectively.

     Interest Expense


     Interest expense increased from $6.5 million in 1993 to $12.9 million in 1994 and $30.7 million in 1995. The increase in 1994 was due to interest related to the 12 1/4% Senior Discount Notes due 2003 (the "12 1/4% Notes") issued by PageMart, partially offset by decreased borrowings under vendor financing agreements. The increase in 1995 was primarily the result of the issuance of the the Company's 15% Senior Discount Notes due 2005 (the "15% Notes") in January 1995, increased interest related to the 12 1/4% Notes, as well as increased borrowings under vendor financing agreements. Interest expense related to the 12 1/4% Notes was $2.0 million, $10.8 million and $11.8 million in 1993, 1994 and 1995, respectively. Interest expense related to the 15% Notes was $15.3 million in 1995.


     Net Loss

     The Company sustained net losses in 1993, 1994 and 1995 of $31.1 million, $45.8 million and $53.1 million, respectively, principally due to the cost of funding the growth rate of the Company's subscriber base which resulted in an increase in units sold, selling and marketing expenses, operating expenses and interest expense.

MANAGEMENT'S PRESENTATION OF RESULTS OF OPERATIONS

  COMPARISON WITH GAAP PRESENTATION


     The Company's audited Consolidated Financial Statements for the years ended December 31, 1993, 1994 and 1995, included elsewhere in this report, have been prepared in accordance with GAAP. For internal management purposes the Company prepares statements of operations that are derived from the Company's GAAP financial statements but are reordered in a format that management uses for its internal review of the Company's performance and that management believes are useful in understanding the Company's results.



     Management believes that operating profit before selling expenses is a meaningful indicator of the profitability of the Company's installed base of units in service because it measures the recurring revenues received for services less the costs (including depreciation and amortization) associated with servicing that installed base. Operating profit before selling expenses per subscriber per month for the Company's one-way operations has grown from $(.46) during the first quarter of 1994 to $2.11 during the fourth quarter of 1995 due primarily to the Company's increase in subscribers, operating efficiency and resulting benefits in economies of scale.


     Separately, selling and marketing expenses (including loss on equipment sold) provide a measure of the costs associated with obtaining new subscribers that the Company needs to generate the incremental recurring revenue necessary to achieve profitability. Under the GAAP presentation, recurring revenues and equipment and activation revenues are aggregated and are not separately compared to the costs associated with each.

     The items included in management's presentation of the results of operations and their derivation from financial information presented in accordance with GAAP are described below.

         Recurring Revenues. Recurring revenues include periodic fees for airtime, voicemail, customized coverage options, toll free numbers, excess usage fees and other recurring revenues and fees associated with the subscriber base. Recurring revenues do not include equipment sales revenues or initial activation fees. Recurring revenues are the same under both the management and GAAP presentations.

         Service Expenses. Service expenses under the management presentation include technical, customer service, general and administrative and headquarters expenses, but do not include selling and marketing expenses, depreciation or amortization.

         Depreciation and Amortization. This item is the same under the management and GAAP presentations.

         Operating Profit Before Selling Expenses. Operating profit before selling expenses under the management presentation is equal to recurring revenues less service expenses and depreciation and amortization. Operating profit before selling expenses is not derived pursuant to GAAP.

         Selling Expenses. Selling expenses under the management presentation represent the cost to the Company of selling pagers and other messaging units to a customer, and are equal to selling costs (sales compensation, advertising, marketing, etc.) plus costs of units sold less revenues from equipment sales and activation fees. As described above, the Company sells rather than leases substantially all of the one-way messaging equipment used by subscribers. Selling expenses under the management presentation are not derived pursuant to GAAP. Net loss on equipment sales is not included in the GAAP presentation of selling expenses.

         Operating Income (Loss). This item is the same under the management and GAAP presentations.

         EBITDA. EBITDA represents earnings (loss) before interest, taxes, depreciation and amortization. EBITDA is a financial measure commonly used in the paging industry. EBITDA is not derived pursuant to GAAP and therefore should not be construed as an alternative to operating income, as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company. In the fourth quarter of 1995, the Company's EBITDA from its one-way operations became positive for the first time.

  SELECTED QUARTERLY RESULTS OF OPERATIONS


     The table below sets forth management's presentation of results of domestic one-way operations and other data on a quarterly basis for the eight most recent fiscal quarters. This presentation should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this report, and should not be considered in isolation or as an alternative to results of operations that are presented in accordance with GAAP.



                                                   THREE MONTHS ENDED
                                  --------------------------------------------------------
                                   MARCH 31,        JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
                                     1994            1994           1994          1994
                                  -----------    -----------    -----------    -----------
                                             (IN THOUSANDS, EXCEPT OTHER DATA)
OPERATING DATA:
Recurring revenues ............   $    10,639    $    12,946    $    15,161    $    17,902
Service expenses ..............         9,485         10,632         12,160         13,688
Depreciation and amortization .         1,658          1,876          2,217          2,354
                                  -----------    -----------    -----------    -----------

Operating profit before
  selling expenses ............          (504)           438            784          1,860
Selling expenses(1) ...........         7,047          7,543          9,580         11,732
                                  -----------    -----------    -----------    -----------

Operating income (loss) .......   $    (7,551)   $    (7,105)   $    (8,796)   $    (9,872)
                                  ===========    ===========    ===========    ===========

EBITDA ........................   $    (5,893)   $    (5,229)   $    (6,579)   $    (7,518)
                                  ===========    ===========    ===========    ===========


OTHER DATA:
Units in service(2) ...........       402,017        495,605        608,427        772,730
Net subscriber additions ......        74,314         93,588        112,822        164,303
ARPU(3) .......................   $      9.73    $      9.62    $      9.15    $      8.64
Operating profit before selling
  expenses per subscriber
  per month(4) ................          (.46)           .33            .47            .90
Selling expenses per net
  subscriber addition(1)(5) ...            95             81             85             71
Capital employed per unit in
  service(6) ..................            84             69             53             42

                                                      THREE MONTHS ENDED
                                   ---------------------------------------------------------
                                      MARCH 31,    JUNE 30,      SEPTEMBER 30,  DECEMBER 31,
                                       1995          1995            1995          1995
                                   -----------    -----------    -----------    ------------
                                             (IN THOUSANDS, EXCEPT OTHER DATA)
OPERATING DATA:
Recurring revenues ............    $    20,464    $    23,387    $    26,994    $    30,658
Service expenses ..............         15,157         16,208         18,192         19,258
Depreciation and amortization .          2,802          3,091          3,469          3,910
                                   -----------    -----------    -----------    -----------

Operating profit before
  selling expenses ............          2,505          4,088          5,333          7,490
Selling expenses(1) ...........          9,704         10,614         10,889         11,181
                                   -----------    -----------    -----------    -----------

Operating income (loss) .......    $    (7,199)   $    (6,526)   $    (5,556)   $    (3,691)
                                   ===========    ===========    ===========    ===========


EBITDA ........................    $    (4,397)   $    (3,435)   $    (2,087)   $       219
                                   ===========    ===========    ===========    ===========


OTHER DATA:
Units in service(2) ...........        874,944      1,008,683      1,131,464      1,240,024
Net subscriber additions ......        102,214        133,739        122,781        108,560
ARPU(3) .......................    $      8.28    $      8.28    $      8.41    $      8.62
Operating profit before selling
  expenses per subscriber
  per month(4) ................           1.01           1.45           1.66           2.11
Selling expenses per net
  subscriber addition(1)(5) ...             95             79             89            103
Capital employed per unit in
  service(6) ..................             45             39             39             40

- ---------------

(1) Includes loss on sale of equipment.

(2) Stated as of the end of each period.


(3) Calculated by dividing recurring revenues for the quarter by the average number of units in service during that quarter.



(4) Calculated by dividing operating profit before selling expenses (selling expenses include loss on sale of equipment) for the quarter by the average number of units in service during that quarter. Stated as the monthly average for the quarter.



(5) Calculated by dividing selling expenses, including loss on sale of equipment, for the quarter by the net subscriber additions for the quarter.


(6) Calculated by dividing total assets (excluding cash, NPCS Licenses and international investments) minus current liabilities (excluding current maturities of long-term debt) at the end of the period, by units in service at the end of the period.

  SUPPLEMENTARY INFORMATION


     The following table sets forth supplementary financial information related to the Company's various operations:


                                     FISCAL YEAR ENDED DECEMBER 31, 1994
                             ---------------------------------------------------
                             PAGEMART      PAGEMART  PAGEMART      THE COMPANY
                             ONE-WAY       TWO-WAY   INTERNATIONAL CONSOLIDATED
                             ---------     ---------    ---------    ---------
                                                (In thousands)
Revenues .................    $ 109,833     $    --      $    --      $ 109,833
Operating loss ...........      (33,324)         --           --        (33,324)
EBITDA ...................      (25,219)         --           --        (25,219)
Total assets .............       81,470        58,885        1,704      142,059
Capital expenditures .....       16,719          --           --         16,719



                                     FISCAL YEAR ENDED DECEMBER 31, 1995
                             ---------------------------------------------------
                             PAGEMART      PAGEMART  PAGEMART      THE COMPANY
                             ONE-WAY       TWO-WAY   INTERNATIONAL CONSOLIDATED
                             ---------     ---------    ---------    ---------
                                                (In thousands)
Revenues ....................   $ 159,191    $    --      $    --     $ 159,191
Operating loss ..............     (22,972)        (376)        --       (23,348)
EBITDA ......................      (9,700)        (376)        --       (10,076)
Total assets ................     120,004      140,235        3,590     263,829
Capital expenditures ........      32,486        1,017         --        33,503


SEASONALITY

     Pager usage is slightly higher during the spring and summer months, which is reflected in higher incremental usage fees earned by the Company. The Company's retail sales are subject to seasonal fluctuations that affect retail sales generally. Otherwise, the Company's results are generally not significantly affected by seasonal factors.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations require substantial capital investment for the development and installation of its wireless communications network, the procurement of messaging equipment and expansion into new markets. To date, these investments by the Company have been funded by the proceeds from the issuance of common stock, preferred stock, the 12 1/4% Notes and the 15% Notes, as well as borrowings under vendor financing agreements.


     Capital expenditures were $10.8 million, $16.7 million and $33.5 million for the years ended December 31, 1993, 1994 and 1995, respectively. Capital expenditures for 1995 include approximately $8.7 million for the development of the Company's new administrative system and approximately $1.0 million related to the development of two-way messaging services. The Company's expansion of its one-way wireless communications network and related administrative facilities will require capital expenditures currently estimated to be $25 million in 1996. During December 1995, the Company committed to purchase $40 million in network infrastructure equipment from a significant vendor from December 1, 1995 to October 31, 1999 (the "Vendor Commitment").


     The Company's net cash used in operating activities was $23.2 million, $25.5 million and $2.9 million for the years ended December 31, 1993, 1994 and 1995, respectively. The decrease in 1995 was a result of improved operating results from a larger subscriber base and higher efficiencies in working capital achieved through improved collections procedures and improved inventory management. Net cash used in investing activities was $18.6 million, $69.1 million and $110.2 million for the years ended December 31, 1993, 1994 and 1995, respectively. The increase in 1994 over 1993 was primarily due to the $58.9 million used for the acquisition of the NPCS Licenses. Of the $110.2 million used in investing activities in 1995, $74.1 million was for the acquisition of the NPCS Licenses and the remainder was primarily for capital expenditures. Net cash provided by financing activities, including proceeds from borrowings and issuances of common and preferred stock was $61.8 million, $83.5 million and $125.5 million for the years ended December 31, 1993, 1994 and 1995, respectively. The increase in 1994 resulted from the $76.9 million of net proceeds from the sale of stock (the "1994 Stock Offerings"). The increase in 1995 resulted primarily from the $100.1 million of net proceeds from the sale of units, consisting in the aggregate of $207.3 million principal amount at maturity of the 15% Notes and 725,445 shares of common stock, and $24.5 million of net proceeds from the sale of common stock (the "1995 Private Stock Offerings"). Long-term obligations, less current maturities, increased by approximately $126.7 million during 1995 and $14.3 million during 1994. Net increases in borrowings were $47.3 million, $16.5 million and $128.7 million for the years ended 1993, 1994 and 1995, respectively. The net increase in 1994 resulted primarily from the accretion of the 12 1/4% Notes and borrowings under vendor financing agreements. The increase in 1995 resulted from the issuance of the 15% Notes, the accretion of the 12 1/4% Notes and borrowings under vendor financing agreements.



     As of December 31, 1995, the Company's indebtedness under vendor financing arrangements was $15.0 million, its indebtedness under the 12 1/4% Notes was $94.9 million and its indebtedness under the 15% Notes was $114.9 million.



     The 12 1/4% Notes, which are unsecured senior obligations of PageMart, mature in 2003 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 12 1/4% Notes will cause an increase in indebtedness from December 31, 1995 to November 1, 1998 of $41.6 million. From and after November 1, 1998, interest on the 12 1/4% Notes will be payable semiannually, in cash.



     The 15% Notes, which are unsecured senior obligations of Wireless, mature in 2005 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 15% Notes will cause an increase in indebtedness from December 31, 1995 to February 1, 2000 of $92.4 million. From and after February 1, 2000, interest on the 15% Notes will be payable semiannually, in cash.


     In 1992, PageMart entered into an equipment lease agreement with Glenayre (the "Vendor Lease Financing Agreement"), providing for the financing of transmitter equipment up to a maximum aggregate amount of $15 million, pursuant to lease term schedules mutually agreed upon for lease terms not exceeding 60 months. The Vendor Lease Financing Agreement is not a revolving line of credit and the vendor's commitment expired on December 31, 1995. PageMart has an option, at the expiration of any schedule to purchase all of the equipment leased under that schedule at a nominal purchase price. The weighted average interest rate in effect on December 31, 1995 with respect to the Vendor Lease Financing Agreement was 13.46%. All outstanding indebtedness under the Vendor Lease Financing Agreement will be repaid with a portion of the net proceeds from the Offering.

     In May 1994, PageMart entered into a vendor purchase financing agreement with Motorola (the "Vendor Purchase Financing Agreement"), providing for the financing of transmitter equipment over a period of up to 36 months after the acquisition of such equipment up to a maximum aggregate amount of $8 million. The Vendor Purchase Financing Agreement is not a revolving line of credit. The interest rate applicable to such financing is 4% above the prime rate quoted in The Wall Street Journal from time to time. The weighted average interest rate in effect on December 31, 1995 with respect to the Vendor Purchase Financing Agreement was 12.75%.


     In May 1995, the Company entered into a four year Revolving Credit Agreement (the "Revolving Credit Agreement") with BT Commercial Corporation, as Agent, and Bankers Trust Company, as Issuing Bank, which provides for a $50 million revolving line of credit. Currently there are no loans outstanding under the Revolving Credit Agreement. The maximum amount available under the Revolving Credit Agreement at any time is limited to a borrowing base amount equal to the lesser of (i) 80% of eligible accounts receivable plus 50% eligible inventory owned by Wireless, and (ii) an amount equal to the service contribution as defined in the Revolving Credit Agreement of Wireless and its subsidiaries for the immediately preceding three-month period times 4.0. As of December 31, 1995, the amount available under the Revolving Credit Agreement is $28.2 million.



     The Vendor Purchase Financing Agreement, the indenture pursuant to which the 12 1/4% Notes were issued (the "12 1/4% Indenture"), the indenture pursuant to which the 15% Notes were issued (the "15% Indenture") and the Revolving Credit Agreement contain certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets, enter into leases and engage in mergers and consolidations, and the Revolving Credit Agreement requires the Company to maintain certain financial ratios and limits the ability of the Company to make capital expenditures. In addition, the 12 1/4% Indenture prohibits PageMart from paying any dividends or making other distributions on its capital stock, making loans to Wireless, merging or consolidating with Wireless or assuming or guaranteeing any obligations of Wireless unless PageMart is in compliance with certain interest coverage ratios and certain other requirements. PageMart may, however, sell assets to Wireless in transactions that are arm's-length in nature. Wireless is currently a holding company with no business or operations of its own. Because all of Wireless's operations are conducted through its subsidiaries, Wireless's cash flow and consequently its ability to service debt, is almost entirely dependent upon the earnings of its subsidiaries and the distribution of those earnings or upon loans or other payment of funds by those subsidiaries to Wireless. Wireless's subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to Wireless's obligations or to make any funds available therefor, whether by dividends, loans or other payments. Until the maturity of the 12 1/4% Notes, which mature on November 1, 2003, and the indebtedness under the Vendor Purchase Financing Agreement, earlier repayment of such indebtedness or compliance with the requirements of such debt instruments, Wireless will be unable to use any amount of cash generated by the operations of PageMart and its subsidiaries. However, currently Wireless does not have significant cash requirements until August 2000 when interest on the 15% Notes must be paid in cash.



     On November 15, 1995, the Company purchased through PageMart International, Inc., 200,000 voting shares of common stock of PageMart Canada, which represents 20% of the ownership of PageMart Canada. PageMart International, Inc. also owns 33% of the voting common stock of Canada Holding, which owns the remaining 80% of the voting common stock of PageMart Canada. The Company's investment in Canada Holding and PageMart Canada totals approximately $3.7 million.



     As of December 31, 1995, the Company had approximately $27.0 million in cash and cash equivalents. The Company's cash balances, existing vendor financing arrangements and borrowings under the Revolving Credit Agreement are expected to be sufficient to fund the Company's one-way operations and related capital and debt service requirements through 1997.



     Significant additional financing will be required to fund the construction of a transmission network for two-way services and other start-up costs and selling and marketing expenses associated with the development and implementation of two-way services. The Company anticipates investing $75 to $100 million through fiscal 1997 to test and construct a two-way transmission network. Thereafter, the Company anticipates that the two-way operations may require up to $100 million of additional investment to substantially complete the network buildout. The Company expects to require additional financing to complete the buildout, which may include entering into joint venture arrangements, however, there can be no assurance that sufficient financing will be available to the Company. The Company's ability to incur indebtedness is limited by the covenants contained in the 15% Indenture, the 12 1/4% Indenture, the Revolving Credit Agreement and the Vendor Purchase Financing Agreement, and as a result any additional financing may need to be equity financing.



     Future revenues, costs, product mix and new product acceptance are all influenced by a number of factors which are inherently uncertain and difficult to predict. Therefore, no assurance can be given that financing for such investments will be available. No assurance can be given that the Company's strategy will be implemented as currently planned or that the Company's operations will generate positive cash flows.

     On May 6, 1996, the Company filed a registration statement for the proposed offering of $96,600,000 maximum amount of Class A Common Stock, par value $.0001 per share. The Company expects that the net proceeds of the offering will be used as follows; approximately $50 million to fund the initial construction of the Company's Narrowband Personal Communications Services transmissions network; approximately $13 million for the retirement of the Company's vendor debt; with the balance to be used to repay approximately $8 million of outstanding loans under the Company's revolving credit facility and for other general corporate purposes.


                           ------------------------


     PageMart Wireless, Inc. cautions readers that any forward-looking statements contained in this Form 10-K or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results, and could cause actual results for 1996 and beyond to differ materially from those expressed in any such forward-looking statements--economic conditions generally in the United States and consumer confidence; the ability of the Company to manage its high debt levels; the impact of technological change in the telecommunications industry; the future cost of network infrastructure and subscriber equipment; the impact of competition and pricing of paging and wireless services; changes in regulation by the FCC and various state regulatory agencies; and the ability of the Company to obtain financing to construct the transmission network for two-way services.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The directors and executive officers of the Company, their ages as of March 1, 1996 and positions with the Company are as follows:



    NAME                           AGE               POSITION
    ----                           ---               --------
John D. Beletic ............   44   Chairman, President and Chief Executive Officer
Kenneth L. Hilton ..........   43   Executive V.P., Strategic Business Units
Homer L. Huddleston ........   59   Executive V.P., Technical Operations
Sandra D. Neal .............   48   Executive V.P., Administration
G. Clay Myers ..............   36   V.P., Finance, Chief Financial Officer and Treasurer
Richard S. Nelson ..........   47   V.P., International
Frances W. Hopkins .........   55   V.P., Customer Advocacy
Douglas S. Glen ............   38   V.P., Strategic Alliances Business Unit
Douglas H. Kramp ...........   34   V.P., National Retail Business Unit
Paul L. Turner .............   37   V.P., Customer Service
Jack D. Hanson .............   52   V.P., Network Operations
Daniel W. Hay ..............   54   V.P., Information Systems
Thomas C. Keys .............   37   V.P., Sales, Market Business Unit
N. Ross Buckenham ..........   38   V.P., PCS Strategy
Vick T. Cox ................   46   V.P., PCS Development
Lawrence H. Wecsler ........   48   V.P., Field Marketing
Todd A. Bergwall ...........   32   Corporate Counsel and Secretary
Roger D. Linquist (2) ......   57   Director
Frank V. Sica (1) ..........   44   Director
Guy L. de Chazal (1) .......   48   Director
Arthur Patterson (1) .......   52   Director
Andrew C. Cooper (2) .......   34   Director
Alejandro Perez Elizondo (2)   47   Director
Leigh J. Abramson (2) ......   27   Director
Pamela D.A. Reeve ..........   47   Director

- ---------------

(1) Member of Compensation Committee

(2) Member of Audit Committee

     John D. Beletic, Chairman, President and Chief Executive Officer. Mr. Beletic was named Chairman of the Company's Board of Directors in August 1994. Mr. Beletic has been Chief Executive Officer of the Company since February 1994. Mr. Beletic joined the Company as President and director in March 1992 after spending a year in venture capital. Prior to that, Mr. Beletic served for five years as President and Chief Executive Officer of The Tigon Corporation ("Tigon"), a leading voicemail service provider. Tigon was acquired by Ameritech Development Corporation, a wholly-owned subsidiary of American Information Technologies Corporation in 1988. Before joining Tigon, Mr. Beletic was Senior Vice President of Operations and Chief Financial Officer for five years with VMX, Inc. ("VMX"), a manufacturer of voicemail systems. Mr. Beletic earned his bachelor's degree in finance from Cincinnati's Xavier University and his master's degree in business administration from the Harvard Business School. Mr. Beletic currently serves as a director of Digital Sound Corporation and Teloquent Communications Corporation. Within the paging industry, Mr. Beletic currently serves as a director of PCIA, the industry trade association and President of the Paging Leadership Association.

     Kenneth L. Hilton, Executive Vice President, Strategic Business Units.
Mr. Hilton joined the Company in October 1994. Previously, Mr. Hilton spent five years as Vice President, Sales and Marketing for Visual Information Technologies, a manufacturer and distributor of high-end graphics cards for the UNIX marketplace.

Before joining Visual Information Technologies, Mr. Hilton spent fourteen years with IBM in various sales and marketing positions, the last being Branch Manager. Mr. Hilton also serves as a Director of PageMart Canada.

     Homer L. Huddleston, Executive Vice President, Technical Operations. Mr. Huddleston has been a Vice President since joining the Company in February 1994. Before joining the Company, he served as Vice President of Communications Operations for American Airlines from 1987 to 1993. Previously, Mr. Huddleston served as President and General Manager of Action Communication Systems, Honeywell's Network Communications Division and a provider of nationwide network systems, from 1979 to 1986. Prior to 1979, he held various engineering management, sales management and general management positions with Motorola for eighteen years.

     Sandra D. Neal, Executive Vice President, Administration. Ms. Neal has been a Vice President since joining the Company in July 1992. Prior to joining the Company, Ms. Neal was Vice President of Customer Service for Tigon from 1989 to 1992. Previously, Ms. Neal held the positions of Vice President of Finance and Controller at Tigon from 1986 to 1989. Before joining Tigon, Ms. Neal was a practicing certified public accountant from 1979 to 1986.

     G. Clay Myers, Vice President, Finance, Chief Financial Officer and Treasurer. Mr. Myers joined the Company in April 1993 as Vice President of Finance and Chief Financial Officer. Prior to joining the Company, Mr. Myers was Senior Operations Manager for Dell Computer Corporation from 1991 to 1993. Prior to joining Dell Computer Corporation, Mr. Myers was with Ernst & Young from 1982 to 1991. Mr. Myers is a certified public accountant.

     Richard S. Nelson, Vice President, International. Mr. Nelson was named Vice President, International on March 1, 1996. Formerly, Mr. Nelson was Vice President, Marketing of the Company since June 1992. Mr. Nelson also serves as President of PageMart International. Before joining the Company, Mr. Nelson was Vice President of Marketing for American Eagle, at American Airlines, where he held various staff positions from 1972 to May 1992.

     Frances W. Hopkins, Co-founder, Vice President, Customer Advocacy. Ms. Hopkins co-founded the Company in 1989 and was Vice President of Operations until she left the Company in September 1990 to pursue other business interests. Upon returning in July 1991, she was named Vice President, Operations. In 1995, Ms. Hopkins became Vice President, Customer Advocacy. Before co-founding the Company, Ms. Hopkins was President of Multicom, Inc., a subsidiary of PacTel Personal Communications for six years; President of Gencell, the cellular subsidiary of Communications Industries; and founded TelPage, a regional paging company.

     Douglas S. Glen, Vice President, Strategic Alliances Business Unit. Mr. Glen has been a Vice President since July 1989. Formerly, Mr. Glen was Regional Manager and Director of Finance and Administration for Multicom, Inc., a subsidiary of PacTel Personal Communications for three years. Additionally, Mr. Glen was manager of financial control with PepsiCola Bottling Group and a consultant with Arthur Andersen & Co. Mr. Glen serves as a director of PCIA, the industry trade association and chairman of the Paging and Narrowband PCS Alliance.

     Douglas H. Kramp, Vice President, National Retail Business Unit. Mr.
Kramp joined the Company as a Vice President in August 1993. Before joining PageMart, Mr. Kramp was President and co-founder of Artificial Linguistics Inc. ("ALI"), a text management software company from 1988 to 1993. Before co-founding ALI, Mr. Kramp was responsible for starting up and managing high technology companies for the Hart Group from 1984 to 1988.

     Paul L. Turner, Vice President, Customer Service. Mr. Turner has been Vice President, Customer Service of the Company since March 1994. Before joining the Company, Mr. Turner was with MCI from 1984 to 1994 in positions of increasing responsibility. From 1990 to 1994 he held various management positions, the most recent being Senior Manager, MCI Consumer Markets.

     Jack D. Hanson, Vice President, Network Operations. Mr. Hanson joined the Company in October 1993. Prior to joining the Company in October 1993, Mr. Hanson was Director of Engineering for Spectradyne, Inc. from June 1992 to October 1993. Previously, he held senior engineering positions with VMX from December 1984 to June 1992, the most recent being Vice President of National Account Support.

     Daniel W. Hay, Vice President, Information Systems. Mr. Hay joined the Company in March 1995. Prior to joining the Company, Mr. Hay was a Vice President and Business Unit Manager for Affiliated Computer Services from August 1994 to March 1995. Previously, Mr. Hay operated a management consulting practice from November 1992 to August 1994. Additionally, Mr. Hay was Vice President of Systems for Southwest Airlines from February 1988 to November 1992.

     Thomas C. Keys, Vice President, Sales, Market Business Unit. Mr. Keys was named Vice President in September 1994. Previously, Mr. Keys was Sales Director and General Manager from April 1994 to August 1994. Previously, Mr. Keys was the Area Manager for the Company's largest West Coast market for over one year. Before joining the Company, Mr. Keys held the position of Vice President of Sales at S.I.P., Inc., a welding equipment manufacturer, from December 1991 to December 1992. Previously, Mr. Keys held several key management positions at Metromedia Corporation from August 1990 to December 1991. Additionally, Mr. Keys was Regional Sales Manager at Savin, Inc. from April 1988 to August 1990.


     N. Ross Buckenham, Vice President, PCS Strategy. Mr. Buckenham assumed this role on January 15, 1996. Prior to joining the Company, Mr. Buckenham was President of Touchtone Solutions, Inc., a telecommunications and interactive voice response software and services company from 1992 to 1996. From 1984 to 1991, Mr. Buckenham was with Aquanautics Corporation, initially as Vice President of Development then as its President. From 1981 to 1984, Mr. Buckenham was with Bain & Co. as a senior consultant to companies in the voice processing, technology, finance and health care industries. Mr. Buckenham holds an MBA degree from Harvard Graduate School of Business Administration and a BS degree in Chemical Engineering from Canterbury University, New Zealand.


     Vick T. Cox, Vice President, PCS Development. Mr. Cox has been a Vice President since April 1993. Previously, he had been Director of Network Operations since January 1993. Before joining the Company he held engineering management positions with VMX from 1979 to 1991, where he helped develop the world's first voicemail system, and with Interphase, a manufacturer of intelligent network controllers from 1991 to January 1993.

     Lawrence H. Wecsler, Vice President, Field Marketing. Mr. Wecsler was named Vice President of Field Marketing in April 1994. Previously, he was Vice President of Human Resources and Sales Training for two years. Mr. Wecsler was Vice President, Western Region of the Company, from March 1990 to March 1992. Before joining the Company, Mr. Wecsler held positions in operations, sales, marketing and human resources with PacTel Paging for nine years. Previously, he held management positions with Texas Instruments and Braniff International.


     Todd A. Bergwall, Corporate Counsel. Mr. Bergwall has been Corporate Counsel since joining the Company in June 1994. Mr. Bergwall has also been Secretary of the Company since April of 1995. From August 1989 until joining the Company, Mr. Bergwall was engaged in private practice with the Dallas, Texas law firm Winstead Sechrest & Minick specializing in corporate and securities law.


     Roger D. Linquist, Director. Mr. Linquist has been a Director of the Company since co-founding it in 1989. He served as Chairman of the Company's Board of Directors from 1989 until April 1994. Prior to launching the Company, Mr. Linquist served for three years as President and Chief Executive Officer of PacTel Personal Communications, the cellular and paging division of Pacific Telesis Group ("PacTel"), the Regional Bell Operating Company that provides service to California and Nevada. Mr. Linquist served as Chief Executive Officer of Communications Industries before joining PacTel.

     Frank V. Sica, Director. Mr. Sica has been a Director of the Company since December 1991. He is currently a Managing Director of Morgan Stanley & Co. Incorporated ("MS & Co."), and has been with MS & Co. since 1981, originally in the Mergers and Acquisitions Department and, since 1988, with the Merchant Banking Division. He serves as a director of numerous companies including ARM Financial Group, Inc., Consolidated Hydro, Inc., Fort Howard Corporation,
Kohl's Corporation, Southern Pacific Rail Corporation and Sullivan Communications Inc. He is a director of the general partner of The Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II") and of the respective managing general partners of the general partner of Morgan Stanley Venture Capital Fund, L.P. ("MSVCF"), Morgan Stanley Venture Capital Fund II, L.P. ("MSVCF II") and Morgan Stanley Capital Partners III, L.P. ("MSCP III"). Mr. Sica was designated by MSLEF II pursuant to the Stockholders Agreement. See Item
13. Certain Relationships and Related Transactions--Election of Directors.



     Guy L. de Chazal, Director. Mr. de Chazal has been a Director of the Company since June 1989. Mr. de Chazal is President and a Director of the managing general partner of the general partner of MSVCF and MSVCF II and is a Managing Director of MS & Co. Mr. de Chazal is also a director of SPSS, Inc. and several private companies. From 1986 to 1990, Mr. de Chazal was a Vice President, and from 1991 to 1994 a Principal of MS & Co. Mr. de Chazal was designated by MSVCF pursuant to the Stockholders Agreement. See Item 13. Certain Relationships and Related Transactions -- Election of Directors.



     Arthur Patterson, Director. Mr. Patterson has been a Director of the Company since June 1989 and a Managing Partner of Accel Partners, a venture capital company since 1984. Mr. Patterson is also a director of UUNET, VIASOFT, Axent and the G.T. Global Group of Investment Companies as well as several private software and telecommunications companies. Mr. Patterson was designated by Accel Partners pursuant to the Stockholders Agreement. See Item 13. Certain Relationships and Related Transactions--Election of Directors.



     Andrew C. Cooper, Director. Mr. Cooper has been a Director of the Company since October 1990. Mr. Cooper is a Principal of MS & Co., an officer of the managing general partner of the general partner of MSVCF and MSVCF II, and has been with MS & Co. since 1984. Mr. Cooper was designated by MSVCF II pursuant to the Stockholders Agreement. See Item 13. Certain Relationships and Related Transactions--Election of Directors.



     Alejandro Perez Elizondo, Director. Mr. Perez has been a Director of the Company since August 1994. Since 1987, Mr. Perez has been associated with Pulsar, a diversified Mexican company with interests in the tobacco, insurance, agriculture, telecommunications, finance and other industries, and is currently Vice President of Diversification of Pulsar Internacional, S.A. de C.V. Mr. Perez is also a director of Ionica L3 Ltd. (a public telephone services company located in U.K.), Novalink (a California modem manufacturing company), Fomento Empresarial Regiomontano, S.A. de C.V. (a Mexico-based telecommunications company), and Kb/tel Telecommunications S.A. de C.V. (a Mexico-based communications engineering company). Mr. Perez was designated by Pulsar pursuant to the Stockholders Agreement. See Item 13. Certain Relationships and Related Transactions--Election of Directors.



     Leigh J. Abramson, Director. Mr. Abramson has been a Director of the Company since August 1994. He is currently an Associate of MS & Co. and an officer of the general partner of MSLEF II and of the general partner of the general partner of MSCP III. Mr. Abramson has been with MS & Co. since 1990, first in the Corporate Finance Division and, since 1992, in the Merchant Banking Division. Mr. Abramson was designated by MSCP III pursuant to the Stockholders Agreement. See Item 13. Certain Relationships and Related Transactions--Election of Directors.



     Pamela D. A. Reeve, Director. Ms. Reeve was elected Director of the Company in April 1996. Ms. Reeve is currently President, Chief Executive Officer and Director of Lightbridge, Inc. ("Lightbridge") and has been with Lightbridge since 1989. Lightbridge develops and manages software used by wireless telecommunications companies across the United States to support sales and marketing applications. Prior to joining Lightbridge, Ms. Reeve spent eleven years at The Boston Consulting Group, with senior operating responsibility for the firm's Boston office. Prior to joining The Boston Consulting Group, Ms. Reeve worked with the National Endowment for the Humanities managing educational projects and with real estate development and manufacturing firms, primarily in operations and marketing.



ITEM 11.  EXECUTIVE COMPENSATION


     The following table sets forth compensation information for the Chief Executive Officer of the Company and its four most highly compensated executive officers, other than the Chief Executive Officer (collectively, the "Named Executive Officers"), for services rendered in the fiscal years ending December 31, 1995, 1994 and 1993.

                           SUMMARY COMPENSATION TABLE



                                                            LONG-TERM
                                                           COMPENSATION
                                                           ------------
                                              ANNUAL        SECURITIES
                                         COMPENSATION (1)   UNDERLYING  ALL OTHER

NAME AND PRINCIPAL POSITION     YEAR    SALARY     BONUS    OPTIONS(2) COMPENSATION(3)
- ---------------------------     ----   --------   --------    -------   --------
John D. Beletic (4) .........   1995   $200,000   $150,000    100,000   $ 10,755
Chairman, President and         1994    200,000    187,500    100,000     11,220
Chief Executive Officer .....   1993    200,000     73,640    200,000     17,141

Kenneth L. Hilton ...........   1995    150,000     46,500     40,000      7,998
Executive Vice President,       1994     27,885     12,250    125,000        711
Strategic Business Units        1993       --         --         --         --

Homer L. Huddleston .........   1995    116,667     32,845     45,000      5,808
Executive Vice President,       1994     89,808     31,650     55,000      4,619
Technical Operations            1993       --         --         --         --

Sandra D. Neal ..............   1995    115,000     39,675     50,000      7,569
Executive Vice President,       1994    104,269     33,538     25,000      8,121
Administration                  1993     99,000     28,063     25,000     13,238

Carol W. Dickson (5) ........   1995    120,000     29,760       --        2,922
Vice President,                 1994     60,923     23,010     50,000      1,406
International Operations        1993       --         --         --         --

- ---------------


(1) The amount of cash compensation does not include the value of personal benefits or securities, property or other non-cash compensation paid or distributed other than pursuant to a plan, which, with respect to any named executive officer, was less than the lesser of $50,000 and 10% of the cash compensation received by such officer.


(2) Each of these options is exercisable for shares of the Company's Class A Convertible Common Stock (the "Class A Common Stock").


(3) The amounts shown represent one below-market loan made by the Company to Mr. Beletic in 1994, the compensatory value of which was $2,200 in 1994 and $2,400 in 1995, and insurance payments made by the Company on behalf of each named executive. In 1995, the Company made payments on behalf of Messrs. Beletic, Hilton and Huddleston, Ms. Neal and Ms. Dickson, respectively, of $648, $486, $356, $373 and $389 for life and accident insurance, of $780, $585, $429, $449 and $468 for long-term disability insurance and of $6,927, $6,927, $5,023, $6,747 and $2,065 for health insurance.


(4) As of December 31, 1995, Mr. Beletic owned 12,500 shares of restricted Class A Common Stock subject to a vesting period ending March 17, 1996. At December 31, 1995, the stock had an aggregate market value of $125,000 based upon an estimated market value of $10.00 per share. No dividends on such shares have been paid or are expected to be paid in the future.


(5) Ms. Dickson resigned from the Company effective February 29, 1996.

OPTION EXERCISES AND VALUATION

     The following table sets forth grants of stock options, during fiscal year 1995, to each Named Executive Officer.

                                                   OPTION GRANTS IN LAST FISCAL YEAR
                                                                                                        POTENTIAL REALIZATION VALUE
                                          NUMBER OF       PERCENTAGE OF                                      AT ASSUMED ANNUAL
                                         SECURITIES       TOTAL OPTIONS                                     RATES OF STOCK PRICE
                                         UNDERLYING        GRANTED TO    EXERCISE                       APPRECIATION FOR OPTION TERM
                                          OPTIONS         EMPLOYEES IN     PRICE      EXPIRATION        ----------------------------
                                         GRANTED(1)       FISCAL 1995    PER SHARE       DATE                5%               10%
                                          ------------------------------------------------------------------------------------------
John D. Beletic ...............           100,000             8.3%      $   10.00     11/17/2005        $  628,890        $1,593,739
Kenneth L. Hilton .............            40,000             3.3%          10.00     11/17/2005           251,555           637,495
Homer L. Huddleston ...........            10,000              .8%           7.00     05/23/2005            44,022           111,561
                                           35,000             2.9%          10.00     11/17/2005           220,110           557,808
Sandra D. Neal ................            10,000              .8%           7.00     01/01/2005            44,022           111,561
                                           40,000             3.3%          10.00     11/17/2005           251,555           637,495
Carol W. Dickson ..............              --            --             --                --                --                --

- ---------------

(1) Each of these options is exercisable for shares of Class A Common Stock. Each of these options is immediately exercisable; however, the underlying option shares are unvested and remain subject to repurchase by the Company at the option price paid per share. The optionee acquires a vested interest in, and the Company's repurchase right accordingly lapses with respect to,
    (i) 20% of the option shares one year after the date of grant and (ii) the balance of the option shares in equal successive monthly installments over each of the next forty-eight (48) months of service thereafter.

     The following table sets forth stock options exercised during fiscal year 1995 and the fiscal year-end value of unexercised options for each Named Executive Officer.


               AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES



                                                                               Number of                       Value of
                                                                         Securities Underlying                Unexercised
                                                                          Unexercised Options             In-the-Money Options
                                        Shares                          at December 31, 1995(1)          at December 31, 1995(2)
                                       Acquired          Value        ----------------------------   ------------------------------
                                      on Exercise      Realized       Exercisable  Unexercisable(3)  Exercisable    Unexercisable(3)
                                      -----------      --------       -----------  ---------------   -----------    ---------------
John D. Beletic ....................       --          $   --           103,334         266,666        $596,739        $849,059
Kenneth L. Hilton ..................     14,285          42,855          14,881         135,834          44,643         287,502
Homer L. Huddleston ................       --              --            18,666          81,334          85,330         189,670
Sandra D. Neal .....................       --              --            32,499          97,501         223,687         317,312
Carol W. Dickson ...................       --              --            13,333          36,667          39,999         110,001

- ---------------

(1) Each of these options is exercisable for shares of Class A Common Stock.

(2) The fair market value at December 31, 1995 was estimated to be $10.00 per share.

(3) Each of these options is immediately exercisable; however, the underlying option shares are unvested and remain subject to repurchase by the Company at the option price paid per share. The optionee acquires a vested interest in, and the Company's repurchase right accordingly lapses with respect to,
    (i) 20% of the option shares one year after the date of grant and (ii) the balance of the option shares in equal successive monthly installments over each of the next forty-eight (48) months of service thereafter.

DIRECTORS' COMPENSATION

     Directors of the Company currently receive no compensation for their services in such capacity.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The compensation committee of the Company consists of Frank V. Sica, Guy
L. de Chazal, and Arthur Patterson. No executive officer of the Company serves as a member of the compensation committee of the Company, or on the compensation committee of another corporation, an executive officer of which serves as a director of the Company or on the Company's compensation committee, and no executive officer of the Company serves as a director of another corporation, an executive officer of which serves as a member of the Company's compensation committee.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information regarding beneficial ownership of Class A Common Stock as of March 1, 1996 (i) by each person known by the Company to own beneficially more than 5% of the outstanding Class A Common Stock, (ii) by each director of the Company, (iii) by each of the most highly compensated executive officers of the Company, and (iv) by all executive officers and directors of the Company as a group. Except as otherwise indicated, each named person has voting and investment power over the listed shares, and such voting and investment power is exercised solely by the named person or shared with a spouse.


                                                               SHARES OF   PERCENT OF
                                                                CLASS A      CLASS A
NAME AND ADDRESS OF BENEFICIAL OWNER                         COMMON STOCK COMMON STOCK
- ------------------------------------                         ------------ ------------
The Morgan Stanley Leveraged Equity Fund II, L.P.(1) .......   5,829,919     25.0%
  1221 Avenue of the Americas
  New York, NY 10020

Morgan Stanley Capital Partners III, L.P.(1) ...............   3,488,846     15.0%
  1221 Avenue of the Americas
  New York, NY 10020

Morgan Stanley Venture Capital Fund, L.P.(2) ...............   1,481,511      6.4%
  1221 Avenue of the Americas
  New York, NY 10020

Other Morgan Stanley-sponsored limited partnerships(3) .....     579,598      2.5%

Mellon Bank, N.A., as Trustee for First Plaza Group
 Trust(4) ..................................................   3,214,286     13.8%
  One Mellon Plaza
  Pittsburgh, PA 15258

Accel Telecom L.P.(5) ......................................   1,542,300      6.6%
  One Embarcadero Center, Ste. 3820
  San Francisco, CA 94111

Accel III L.P.(5) ..........................................   1,416,200      6.1%
  One Embarcadero Center, Ste. 3820
  San Francisco, CA 94111

                                                               SHARES OF   PERCENT OF
                                                                CLASS A      CLASS A
NAME AND ADDRESS OF BENEFICIAL OWNER                         COMMON STOCK COMMON STOCK
- ------------------------------------                         ------------ ------------
Accel Investors `89 L.P.(5) ................................      91,500         *
  One Embarcadero Center, Ste. 3820
  San Francisco, CA 94111

Pulsar .....................................................   2,142,857      9.2%
  Av. Roble, No. 300. Mezzanine
  Edifino Torra Alta
  Garza Garcia, N.L
  Mexico C.P. 66265

Directors and Most Highly Compensated Executive Officers:
  John D. Beletic(6) .......................................     460,003      2.0%
  Roger D. Linquist(7) .....................................   1,525,000      6.6%
  Kenneth L. Hilton(8) .....................................      55,500         *
  Homer L. Huddleston(9) ...................................      22,333         *
  Sandra D. Neal(10) .......................................      64,734         *
  Carol W. Dickson(11) .....................................      15,000         *
  Frank V. Sica(1)(2) ......................................        --           *
  Guy L. de Chazal(2) ......................................        --           *
  Arthur Patterson(5)(12) ..................................   3,050,000     13.1%
  Andrew C. Cooper(2) ......................................        --           *
  Alejandro Perez Elizondo .................................        --           *
  Leigh J. Abramson(1) .....................................        --           *
All directors and executive officers as a group(13) ........   5,642,983     24.2%


- ---------------
*    Denotes less than 1%.


(1) Each of these entities is an investment partnership for which Frank V. Sica, a director of the Company, is a director of the entity controlling such partnership. Each of these entities (other than MSVCF) is also an investment partnership for which Leigh J. Abramson is an officer of the entity controlling such partnership. The general partner of MSLEF II and the managing general partners of the respective general partners of MSCP III and each of the investment partnerships referred to in footnotes (2) and (3) below are each wholly owned subsidiaries of Morgan Stanley Group, Inc. ("MS Group").



(2)  This entity is an investment partnership for which Frank V. Sica and Guy
     L. de Chazal, directors of the Company, are directors of the entity controlling such partnership and, in the case of Mr. de Chazal, a general partner of the general partner of such partnership and for which Andrew C. Cooper, a director of the Company, is an officer of the entity controlling such partnership.



(3) Includes 256,307 shares owned by MSVCF II, 118,688 shares owned by Morgan Stanley Capital Investors, L.P. ("MSCI"), 73,676 shares owned by Morgan Stanley Venture Investors, L.P. ("MSVI"), 69,345 shares owned by Morgan Stanley Venture Capital Fund II, C.V. ("MSVC II") and 61,582 shares owned by MSCP III 892 Investors, L.P. ("MSCP 892"). Each of MSCI and MSCP 892 is an investment partnership for which the relationships described in footnote (1) above are applicable. Each of MSVCF II, MSVI and MSVC II is an investment partnership for which the relationships described in footnote (2) above are applicable.



(4) Mellon Bank, N.A., acts as the trustee ("Mellon") for First Plaza Group Trust ("First Plaza"), a trust under and for the benefit of certain employee benefit plans of General Motors Corporation ("GM") and its subsidiaries. These shares may be deemed to be owned beneficially by General Motors Investment

     Management Corporation ("GMIMCo"), a wholly owned subsidiary of GM. GMIMCo's principal business is providing investment advice and investment management services with respect to the assets of certain employee benefit plans of GM and its subsidiaries and with respect to the assets of certain direct and indirect subsidiaries of GM and associated entities. GMIMCo's business address is 767 Fifth Avenue, New York, New York. GMIMCo is serving as First Plaza's investment manager with respect to these shares and in that capacity it has the sole power to direct the trustee as to the voting and disposition of these shares. Because of Mellon's limited role, beneficial ownership of the shares by Mellon is disclaimed.


(5) Each of these entities is an investment partnership for which Arthur Patterson, a director of the Company, is a general partner.



(6) Includes 328,000 shares of common stock issued pursuant to the Stock Option Plan and Stock Issuance Plan. Includes 123,334 stock options which are exercisable within the 60-day period commencing March 1, 1996 pursuant to the Stock Option Plan.



(7) Includes 125,000 shares of common stock issued pursuant to the Stock Option Plan and Stock Issuance Plan.



(8) Includes 23,215 stock options which are exercisable within the 60-day period commencing March 1, 1996 pursuant to the Stock Option Plan.



(9) Includes 22,333 stock options which are exercisable within the 60-day period commencing March 1, 1996 pursuant to the Stock Option Plan.



(10) Includes 41,666 stock options which are exercisable within the 60-day period commencing March 1, 1996 pursuant to the Stock Option Plan.



(11) Includes 15,000 stock options which are exercisable within the 60-day period commencing March 1, 1996 pursuant to the Stock Option Plan. Ms. Dickson resigned from the Company effective February 29, 1996.



(12) Includes shares of common stock held by the entities described in note 5 in which Arthur Patterson, a director of the Company, may be deemed to have beneficial ownership. Mr. Patterson disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.



(13) Includes 511,907 stock options which are exercisable within the 60-day period commencing March 1, 1996.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


RELATED PARTY TRANSACTIONS



     The Company was organized in 1989 by Roger D. Linquist, MSVCF, Accel Telecom L.P., Accel Partners L.P. and Frances W. Hopkins. Through the acquisition of preferred stock in 1991 and 1993, MSLEF II became the owner of capital stock representing a majority of the voting power in the Company. The general partner of MSLEF II and the managing general partner of the general partner of MSVCF are both wholly-owned subsidiaries of MS Group. Four of the eight directors of the Company are employees of MS & Co. MS & Co. acted as placement agent for the offering of the 12 1/4% Notes and the offering of the 15% Notes and received compensation from the Company in the amount of $2.6 million and $3.8 million, respectively, for acting in such capacity.



     In two transactions consummated in March and May of 1993, the Company issued a total of 5,277,611 shares of the Company's Series C Preferred Stock, having an aggregate purchase price of $17,205,011, of which 5,214,724 shares were issued to MSLEFII. During the fiscal quarter ended September 30, 1994, the Company issued an aggregate of 11,242,857 shares of common stock in the 1994 Stock Offerings at a purchase price of $7.00 per share. The aggregate net proceeds (after expenses) of the 1994 Stock Offerings were approximately $76.9 million. Of the shares issued in the 1994 Stock Offerings, 5,000,000 shares of common stock were issued to MSCP III, MSCI, MSVCF II, MSVC II, and MSVI, 2,857,143 shares were issued to First Plaza Group Trust and 1,242,857 shares to certain other institutional investors. The remaining 2,142,857 shares of the common stock issued in the 1994 Stock Offerings were acquired by an affiliate of Pulsar pursuant to a private placement.

     On May 11, 1995, the Company completed the issuance of 3,598,429 shares of common stock in the 1995 Private Stock Offering at a purchase price of $7.00 per share. The net proceeds (after expenses) of the 1995 Private Stock Offering were approximately $24.5 million. Of the shares issued in the 1995 Private Stock Offering, 2,277,286 were issued to the MS Merchant Banking Funds (as defined herein), other than MSLEF II, and 357,143 shares were issued to First Plaza Group Trust. The remaining 964,000 shares of common stock were issued to other institutional investors and officers of the Company consisting of John D. Beletic, Danial W. Hay, G. Clay Myers, Todd A Bergwell, Lawrence H. Wecsler, Paul L. Turner, Kenneth L. Hilton and Douglas H. Kramp.



     In October 1995, MSLEF II, MSCP III, MSCI, MSVCF, MSVCF II, MSVC II, MSCP 892 Investors, L.P. ("MSCP 892"), and MSVI (collectively, the "Morgan Stanley Shareholders") exchanged a portion of their Class A Common Stock of the Company for Class B Common Stock in a share-for-share exchange without payment of any additional consideration.



     As of December 31, 1995, John D. Beletic, President of the Company, was indebted to the Company in the amount of $118,800 under three promissory notes. The first promissory note (the "First Note") was issued in January 1994 for $97,800 in connection with a stock option exercise by Mr. Beletic and bears interest at the rate of 3.55% per annum. Interest on the outstanding balance is due and payable annually beginning on January 28, 1995. The outstanding principal balance on the First Note is due and payable on January 28, 1999. The second promissory note (the "Second Note") was issued in November 1994 and bears interest at the rate of 7% per annum. Under the terms of the Second Note, Mr. Beletic may receive loans in various amounts, the total of which may not exceed $200,000. There were no amounts outstanding under the Second Note at March 31, 1996. The third promissory note (the "Third Note") was issued in May 1995 for $21,000 in connection with the purchase of Class A Common Stock by Mr. Beletic and bears interest at the rate of 6.9% per annum. Interest on the outstanding principal is due and payable annually beginning on May 11, 1996. The outstanding principal balance on the Third Note is due and payable on May 11, 1999. The First Note, the Second Note and the Third Note are all secured by the Class A Common Stock owned by Mr. Beletic.


ELECTION OF DIRECTORS


     Pursuant to the Stockholders Agreement among certain Stockholders dated as of September 19, 1995, as amended (the "Stockholders Agreement"), the Morgan Stanley Shareholders have the right to designate and have elected one-half of the members of the Board of Directors of the Company for so long as the total number of shares of Common Stock of the Company owned by the Morgan Stanley Shareholders constitutes at least 50% of the outstanding Common Stock of the Company. If such ownership falls below 50%, the number of directors that the Morgan Stanley Shareholders will have the right to designate and have elected will be reduced to the number of directors which constitutes a percentage representation on the Board equal to the Morgan Stanley Shareholders' aggregate percentage ownership of the outstanding Common Stock of the Company. The rights of each of MSLEF II, MSCP III, MSVCF and MSVCF II to designate and have elected one member of the Board of Directors terminates once the total number of shares of common stock of the Company owned by such investor falls below 7.5%.



     Accel Telecom L.P., Accel III, L.P. and Accel Investors 89, L.P. (collectively, "Accel") also has the right to designate one director for election to the Board of Directors so long as Accel owns at least 7.5% of the outstanding common stock of the Company. So long as Pulsar owns at least 5% of the outstanding capital stock of the Company (or until the expiration of the Pulsar Exclusivity Period, as defined in the Stockholders Agreement), it will have the right to designate one member of the Board of Directors.


     So long as J.P. Morgan Capital Corporation owns no less than 4% of the Common Stock of the Company, the Company will permit a representative of such holder to attend as an observer all meetings of the Board of Directors of the Company and all committees thereof. Such representative is entitled to receive all written materials and other information given to directors in connection with such meetings.

     So long as the Morgan Stanley Shareholders hold securities representing at least 10% of the outstanding Common Stock, the Company is required to maintain compensation and audit committees of its Board of Directors, each consisting of up to four directors. Accel and those members of the Board of Directors who are not designated by the Morgan Stanley Shareholders are each entitled to designate one director on each such committee and the Morgan Stanley Shareholders is entitled to designate up to two directors on each such committee.


     The Company will not amend the Company's Restated Certificate of Incorporation or By-laws to eliminate the right of stockholders of the Company to take action upon written consent without a meeting, without prior notice and without a vote as provided in the Company's By-laws, so long as the MS Merchant Banking Funds (as defined below) hold at least 7.5% of the Company's Common Stock.


REGISTRATION RIGHTS


     The Stockholders Agreement provides that the parties thereto, which include substantially all of the current stockholders of the Company (collectively, the "Holders"), collectively have the right to "demand" an unlimited number of registrations at any time at least six months after an initial public offering. Pursuant to these "demand" rights, Holders of common stock (the "Registrable Securities") may request in writing that the Company file a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), covering the registration of a number of shares equal to at least three million shares of common stock or a lesser number if such number represents a majority of the Registrable Securities then outstanding. The Company is obligated within ten days of the receipt thereof to give written notice of such request to all Holders and to use its best efforts to effect as soon as practicable the registration under the Securities Act of all Registrable Securities that the Holders request to be registered within 20 days of such notice by the Company. Unless the Holders of a majority of the Registrable Securities to be registered shall consent in writing, no other party (including the Company) will be permitted to offer securities under such demand registration. Under certain circumstances, Pulsar may also request that the Company file a registration under the Securities Act covering the registration of all of the Registrable Securities Pulsar owns. Pulsar may make no more than two such requests. The Company is not obligated to effect more than one demand registration in any six-month period.


     In the event the managing underwriter advises the Holders that the size of the offering is such that the success of the offering would be materially and adversely affected by inclusion of all Registrable Securities requested to be included, then the number of shares of Registrable Securities to be included in the underwriting will be reduced on a pro rata basis, provided that the Company will first reduce entirely all securities other than Registrable Securities to be included in such underwriting.


     The Stockholders Agreement also provides that, if the Company proposes to register any of its stock or other securities under the Securities Act in connection with the public offering of such securities solely for cash (other than an initial public offering), the Company shall, at such time, promptly (but in no event less than 30 days before the filing date) give each Holder written notice of such registration, and such notice shall offer the Holders the opportunity to register such number of shares of Registrable Securities as such Holder may request. Subject to certain restrictions, upon the written request of each Holder given within 20 days after delivery of such notice by the Company, the Company shall cause to be registered under the Securities Act all of the Registrable Securities that each such Holder has requested to be registered.


     If the underwriters determine that the total amount of securities requested to be included in any such offering would materially and adversely affect the success of such offering, the Company will be required to include in the offering, in addition to any shares to be registered by the Company, only that number of such Registrable Securities that the underwriters determine in their sole discretion would not affect the success of such offering.

PREEMPTIVE RIGHTS



     Pursuant to the Stockholders Agreement, the Company has agreed that Holders of at least 1,000,000 shares of common stock will have preemptive rights with respect to any new offering of capital stock by the Company, with certain exceptions.


RESTRICTIONS ON TRANSFER


     Under the Stockholders Agreement, if MSLEF II, MSCI, MSCP 892 and MSCP III (collectively, the "MS Merchant Banking Funds") propose to transfer (other than in a sale to the public) shares which, taken together with any prior transfers by the MS Merchant Banking Funds, represent more than 10% of the shares owned by them on the date of the Stockholders Agreement, the Holders have a right to require the transferee to purchase their shares on a pro rata basis. The Holders who own at least 67% of the voting common stock (the "Compelling Holders") also have the right to require all Holders to sell their shares to any third party that buys all of the shares owned by the Compelling Holders.



     The Stockholders Agreement further provides for certain restrictions on the amount of common stock which may be transferred by the parties to the Stockholders Agreement for a period of one year following any public offering of the Company's common stock, based on, with certain exceptions, the percentage of shares of common stock sold in any such offering by certain institutional investors party to the Stockholders Agreement. These restrictions on transfer, and the right of the Compelling Holders described above, will terminate, subject to certain extensions, approximately one year following the consummation of an initial public offering. The Stockholders Agreement also provides for certain restrictions on the transfer of shares of common stock by holders thereof subject to Regulation Y of the Board of Governors of the Federal Reserve System.



RESTRICTIONS ON AMENDMENT OF CERTIFICATE OF INCORPORATION



     The Company will not amend the Company's Amended and Restated Certificate of Incorporation or By-laws to eliminate the right of stockholders of the Company to take action upon written consent of the holders of a majority of the outstanding shares of Class A Common Stock without a meeting, without prior notice and without a vote as provided in the Company's Bylaws, so long as the MS Merchant Banking Funds hold at least 7.5% of the Company's common stock.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this 10-K:

       (1) Financial Statements. See Index to Consolidated Financial Statements and Financial Statement Schedule on Page F-1 hereof.

       (2) Financial Statement Schedules. See Index to Consolidated Financial Statements and Financial Statement Schedule on Page F-1 hereof.


       (3) Exhibits Required by Item 601 of Regulation S-K.



        (A)  EXHIBITS



        EXHIBIT NO.           DESCRIPTION OF EXHIBIT
        -----------           ----------------------
          3(i)***   Restated Certificate of Incorporation of PageMart Wireless,
                    Inc.

          3(ii)*    By-laws of PageMart Wireless, Inc.

          3(iii)*** Certificate of Amendment to Restated Certificate of
                    Incorporation of PageMart Wireless, Inc.

          4.1**     Indenture, dated as of October 19, 1993, between PageMart,
                    Inc. and United States Trust Company of New York, as
                    Trustee, relating to the 12 1/4% Senior Discount Notes due
                    2003

          4.2**     Indenture dated as of January 17, 1995 between PageMart
                    Nationwide, Inc. and United States Trust Company of New
                    York, as Trustee, relating to the 15% Senior Discount Notes due 2005

          10.1**    Warrant Agreement, dated as of October 19, 1993, between
                    PageMart, Inc. and United States Trust Company of New York, as Warrant Agent, relating to the Warrants to purchase
                    Common Stock of the Company.

          10.2** Telecommunications Service Agreement, dated May 29, 1992, between PageMart, Inc. and WilTel, Inc.

          10.3**    Equipment Lease Agreement, dated May 20, 1992, between
                    PageMart, Inc. and Glenayre Electronics, Inc.

          10.4**    First Addendum to Equipment Lease Agreement, dated May 20,
                    1992, between PageMart, Inc. and Glenayre Electronics, Inc.

          10.5**    Amendment No. 2 to Equipment Lease Agreement, dated October
                    18, 1993, between PageMart, Inc. and Glenayre Electronics,
                    Inc.

          10.6** Lease Agreement and Addendum, dated January 10, 1990, between Kingston Houston Partners I, Ltd. and PageMart,
                    Inc.

          10.7**    Expansion and Extension of Lease Agreement, dated April 7,
                    1993, between Kingston Houston Partners I, Ltd. and
                    PageMart, Inc.

          10.8**    Office Lease Agreement, dated January 29, 1992, between
                    Dallas Central Development Corp. and PageMart, Inc.

          10.9**    First Amendment to Office Lease Agreement, dated July 29,
                    1992, between Fulcrum Central Ltd., as successor in interest to Dallas Central Development Corp., and PageMart,
                    Inc.

          10.10**   Second Amendment to Office Lease Agreement, dated December
                    1, 1992, between Fulcrum Central Ltd., as successor in interest to Dallas Central Development Corp., and PageMart,
                    Inc.

          10.11**   Third Amendment to Office Lease Agreement, dated December
                    29, 1992, between Fulcrum Central Ltd., as successor in interest to Dallas Central Development Corp., and PageMart,
                    Inc.

          10.12**   Fourth Amendment to Office Lease Agreement, dated July 21,
                    1993, between Fulcrum Central Ltd., as successor in interest to Dallas Central Development Corp., and PageMart,
                    Inc.

          10.13**   License Agreement, dated May 12, 1994, between PageMart,
                    Inc., licensee, and International Business Machines
                    Corporation, licensor

          10.14**   Sales Contract, dated January 21, 1994, between PageMart,
                    Inc., buyer, and Mitsui Comtek Corporation, seller

          10.15**   Resale Agreement, dated November 1, 1993, between PageMart,
                    Inc., licensor, and GTE Service Corporation, licensee

          10.16**   Financing and Security Agreement between Motorola and
                    Pagemart, Inc. dated May 18, 1994

          10.17**   Subscription Agreement, dated June 9, 1994, between
                    PageMart, Inc. and Fomento Empresarial Regiomontano, S.A.
                    de C.V.

          10.18**   Letter of Intent, dated June 9, 1994, between PageMart,
                    Inc. and Fomento Empresarial Regiomontano, S.A. de C.V.

          10.19*    Strategic Alliance Agreement No. 1, dated September 15,
                    1994, between GTE Service Corporation and PageMart, Inc.

          10.20* Strategic Alliance Agreement No. 2, dated October 13, 1994, between GTE Service Corporation and PageMart, Inc.

          10.21* Secured promissory note of John D. Beletic, as Maker, in favor of PageMart, Inc. dated January 28, 1994, in the amount of $97,800

          10.22* Secured promissory note of John D. Beletic, as Maker, in favor of PageMart, Inc. dated November 29, 1994, in the amount of $200,000

          10.23* Agreement of Reorganization and Plan of Merger, dated as of December 5, 1994, between PageMart, Inc., PageMart
                    Nationwide, Inc. and PM Merger Corp.

          10.24* Registration Rights Agreement dated as of January 17, 1995 between PageMart Nationwide, Inc. and Morgan Stanley & Co.
                    Incorporated

          10.25++   PageMart Nationwide, Inc. Third Amended and Restated 1991
                    Stock Option Plan and Third Amended and Restated 1991 Stock
                    Issuance Plan(1)

          10.26**   Satellite Services and Space Segment Lease Agreement, dated
                    January 2, 1995, between PageMart, Inc. and SpaceCom
                    Systems, Inc.

          10.27** Credit Agreement, dated as of May 11, 1995, by and among PageMart Nationwide, Inc., the Lenders named therein, BT
                    Commercial Corporation, as Agent, and Bankers Trust
                    Company, as Issuing Bank

          10.28** Subscription Agreement, dated as of May 11, 1995, by and among PageMart Nationwide, Inc. and the investors named therein

          10.29+ Amended and Restated Agreement Among Certain Stockholders of PageMart Nationwide, Inc. dated as of September 19, 1995

          10.30*** Secured promissory note of John D. Beletic, as Maker, in favor of PageMart Nationwide, Inc. dated May 11, 1995, in the amount of $21,000.

          10.31***  Subscription Agreement dated as of July 7, 1995 among
                    PageMart Nationwide, Inc., PageMart Canada Holding
                    Corporation and TD Capital Group Ltd.

          10.32***  Agreement Among Stockholders among PageMart Nationwide,
                    Inc., PageMart International, Inc., TD Capital Group Ltd.,
                    PageMart Canada Holding Corporation and PageMart Canada
                    Limited.

          10.33***  Equipment Purchase Agreement between Motorola, Inc. and
                    PageMart Wireless, Inc. (2)

          10.34***  Technology Asset Agreement dated as of December 1, 1995 between Motorola, Inc. and PageMart Wireless, Inc. (2)

          10.35***  PageMart Wireless, Inc. Employee Stock Purchase Plan(1)

          10.36***  PageMart Wireless, Inc. Nonqualified Formula Stock Option
                    Plan for Non-Employee Directors(1)

          11.1****  Computation of earnings (loss) per share

          21.1***   PageMart Wireless, Inc. Subsidiaries

          27.1****  Financial Data Schedule for the year ended December 31,
                    1995.


       * Each of these exhibits is hereby incorporated by reference to the Form 10-K of the Company for the fiscal year ended December 31, 1994.

       ** Each of these exhibits is hereby incorporated by reference to the Registration Statement on Form S-1 of the Company (Reg. No. 33-91142).


      *** Previously filed.
     **** Filed herewith.



       + Each of these exhibits is hereby incorporated by reference to the Form 8-K of the Company dated October 6, 1995.

       ++ Each of these exhibits is hereby incorporated by reference to the Registration Statement on Form S-8 of the Company (Reg. No. 33-98116).

      (1) This exhibit is a "management contract or compensatory plan or arrangement" required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

      (2) The Company has requested confidential treatment for certain portions of this agreement.


        (B)  REPORTS ON FORM 8-K

         A current report on Form 8-K dated October 6, 1995 was filed with the Securities and Exchange Commission on October 17, 1995 and disclosed that the Certificate of Incorporation of the Company had been amended. No financial statements were filed therewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 1996             PAGEMART WIRELESS, INC.
                              (Registrant)

                              By:               /s/ JOHN D. BELETIC
                                 -----------------------------------------------
                                                    John D. Beletic
                                 Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                    TITLE                             DATE
       ---------                    -----                             ----

/s/ JOHN D. BELETIC           Chairman, President and Chief
- ----------------------------  Executive Officer
    John D. Beletic           (Principal Executive Officer)        May 6, 1996



 /s/ G. CLAY MYERS            Vice President, Finance,
- ----------------------------  Chief Financial Officer
     G. Clay Myers            and Treasurer (Principal
                              Financial and
                              Accounting Officer)                  May 6, 1996



/s/ FRANK V. SICA             Director                             May 6, 1996
- ----------------------------
    Frank V. Sica

/s/ GUY L. DE CHAZAL          Director                             May 6, 1996
- ----------------------------
    Guy L. de Chazal

/s/ ARTHUR PATTERSON          Director                             May 6, 1996
- ----------------------------
    Arthur Patterson

/s/ ANDREW C. COOPER          Director                             May 6, 1996
- ----------------------------
    Andrew C. Cooper

/s/ ROGER D. LINQUIST         Director                             May 6, 1996
- ----------------------------
    Roger D. Linquist

/s/ LEIGH J. ABRAMSON         Director                             May 6, 1996
- ----------------------------
    Leigh J. Abramson

/s/ ALEJANDRO PEREZ ELIZONDO  Director                             May 6, 1996
- ----------------------------
    Alejandro Perez Elizondo

                              Director
- ----------------------------
    Pamela D.A. Reeve

                            PAGEMART WIRELESS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----
  Report of Independent Public Accountants ...............................   F-2

  Consolidated Balance Sheets as of December 31, 1994 and 1995 ...........   F-3

  Consolidated Statements of Operations for the Years Ended
    December 31, 1993, 1994 and 1995......................................   F-4

  Consolidated Statements of Stockholders' Equity (Deficit)
    for the Years Ended December 31, 1993, 1994 and 1995 .................   F-5

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1993, 1994 and 1995......................................   F-6

  Notes to Consolidated Financial Statements .............................   F-7

  Report of Independent Public Accountants on Financial
    Statement Schedule ...................................................   S-1

  Schedule I--Condensed Financial Information of Registrant
    for the Year Ended December 31, 1995 .................................   S-2

  Schedule II--Valuation and Qualifying Accounts for the
    Years Ended December 31, 1993, 1994 and 1995 .........................   S-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of PageMart Wireless, Inc.:

     We have audited the accompanying consolidated balance sheets of PageMart Wireless, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PageMart Wireless, Inc. and subsidiaries as of December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                        ARTHUR ANDERSEN LLP


Dallas, Texas,
February 12, 1996
(except with respect to the matter
discussed in Note 13, as to which
the date is April 1, 1996)

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except share amounts)


                                                                               DECEMBER 31,
                                                                         ----------------------
                                                                           1994         1995
                                                                         ---------    ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..........................................   $  14,507    $  26,973
  Accounts receivable (net of allowance for doubtful accounts of
    $1,388 and $4,534 in 1994 and 1995, respectively) ................      15,584       21,503
  Inventories ........................................................      12,809       11,179
  Prepaid expenses and other current assets ..........................       1,497        2,880
                                                                         ---------    ---------
       Total current assets ..........................................      44,397       62,535
RESTRICTED INVESTMENTS ...............................................         500          500
PROPERTY AND EQUIPMENT (net of accumulated depreciation
  of $16,491 and $29,163 in 1994 and 1995, respectively) .............      31,697       52,827
NARROWBAND LICENSES ..................................................      58,885      133,065
DEFERRED DEBT ISSUANCE COSTS (net of accumulated
  amortization of $959 and $2,011 in 1994 and 1995, respectively) ....       3,041        8,436
OTHER ASSETS .........................................................       3,539        6,466
                                                                         ---------    ---------
       Total assets ..................................................   $ 142,059    $ 263,829
                                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable ...................................................   $  16,451    $  23,094
  Deferred revenue ...................................................      13,962       21,409
  Current maturities of long-term debt ...............................       3,513        5,479
  Other current liabilities ..........................................       4,040        6,526
                                                                         ---------    ---------
       Total current liabilities .....................................      37,966       56,508
LONG-TERM DEBT .......................................................      92,632      219,364
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.0001 par value per share;
    10,000,000 shares authorized and none issued and outstanding at
    December 31, 1994 and December 31, 1995 ..........................        --           --
  Common stock, $.0001 par value per share, 92,000,000 shares authorized and 29,529,525 shares issued at December 31, 1994;
    no shares authorized and none issued at December 31,1995 .........           3         --
  Common stock, $.0001 par value per share, 60,000,000 shares authorized:
    Class A Convertible Common Stock, 23,277,293 shares issued at
     December 31, 1995 ...............................................        --              2
    Class B Convertible Non-Voting Common Stock, 8,975,469 shares
     issued at December 31, 1995 .....................................        --              1
    Class C Convertible Non-Voting Common Stock, 731,846 shares
     issued at December 31, 1995 .....................................        --           --
    Class D Convertible Non-Voting Common Stock, 725,445 shares
     issued at December 31, 1995 .....................................        --           --
  Additional paid-in capital .........................................     124,694      154,601
  Accumulated deficit ................................................    (112,977)    (166,090)
  Stock subscriptions receivable .....................................        (243)        (557)
  Treasury stock, 200,000 shares of common stock at December 31, 1994,
    and none at December 31, 1995, at cost ...........................         (16)        --
                                                                         ---------    ---------
       Total stockholders' equity (deficit) ..........................      11,461      (12,043)
                                                                         ---------    ---------
       Total liabilities and stockholders' equity (deficit) ..........   $ 142,059    $ 263,829
                                                                         =========    =========


  The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                     YEARS ENDED DECEMBER 31,
                                                -----------------------------------
                                                   1993        1994         1995
                                                ---------    ---------    ---------
REVENUES:
  Recurring revenue .........................   $  24,184    $  56,648    $ 101,503
  Equipment sales and activation fees .......      26,483       53,185       57,688
                                                ---------    ---------    ---------
       Total revenues .......................      50,667      109,833      159,191

COST OF EQUIPMENT SOLD ......................      28,230       57,835       63,982

OPERATING EXPENSES:
  Technical .................................       9,470       16,155       25,679
  Selling ...................................      17,319       31,252       36,094
  General and administrative ................      15,578       29,810       43,512
  Depreciation and amortization .............       5,081        8,105       13,272
                                                ---------    ---------    ---------
       Total operating expenses .............      47,448       85,322      118,557
                                                ---------    ---------    ---------
       Operating loss .......................     (25,011)     (33,324)     (23,348)

OTHER (INCOME) EXPENSE:
  Interest expense ..........................       6,538       12,933       30,720
  Interest income ...........................        (428)        (858)      (1,997)
  Other .....................................        --            414        1,042
                                                ---------    ---------    ---------
       Total other (income) expense .........       6,110       12,489       29,765
                                                ---------    ---------    ---------
NET LOSS ....................................   $ (31,121)   $ (45,813)   $ (53,113)
                                                =========    =========    =========


NET LOSS PER SHARE
  (Primary and Fully Diluted) ...............   $   (1.51)   $   (1.72)   $   (1.53)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  (Primary and Fully Diluted) ...............      20,627       26,574       34,653


  The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 (Dollars in thousands, except share amounts)



                                            CONVERTIBLE
                                          PREFERRED STOCK                 COMMON STOCK
                                   ----------------------------    ----------------------------    ADDITIONAL
                                     NUMBER OF                       NUMBER OF                       PAID-IN
                                      SHARES          AMOUNT          SHARES          AMOUNT         CAPITAL
                                   ------------    ------------    ------------    ------------   ------------
BALANCE, December 31, 1992 .....     10,033,332    $          1       2,500,000    $       --     $     27,017
  Issuance of 5,277,611 shares of
    Series C Preferred
    Stock at $3.26 per share ...      5,277,611               1            --              --           17,034
  Issuance of 627,900 common
    stock warrants at $5.50 per
    warrant ....................           --              --              --              --            3,453
  171,074 shares of common
    stock issued under the stock
    option/stock issuance plan .           --              --           171,074            --               19
  Net loss .....................           --              --              --              --             --
                                   ------------    ------------    ------------    ------------   ------------
BALANCE, December 31, 1993 .....     15,310,943               2       2,671,074            --           47,523
  11,242,857 shares of common
    stock issued in the
    1994 Stock Offerings .......           --              --        11,242,857               1         76,902
  Conversion of convertible
    preferred stock to common
    stock ......................    (15,310,943)             (2)     15,310,943               2           --
  304,651 shares of common stock
    issued under the stock
    option/stock issuance plan .           --              --           304,651            --              269
  Repayment of stock
    subscriptions receivable ...           --              --              --              --             --
  Net loss .....................           --              --              --              --             --
                                   ------------    ------------    ------------    ------------   ------------
BALANCE, December 31, 1994 .....           --              --        29,529,525               3        124,694
  Retirement of treasury stock .           --              --          (200,000)           --              (16)
  725,445 shares of non-voting
    common stock issued
    in the Unit Offering .......           --              --           725,445            --            5,078
  56,654 shares of common
    stock issued under the
    stock option/
    stock issuance plan ........           --              --            56,654            --              156
  3,598,429 shares of common
    stock issued in the
    1995 Stock Offering ........           --              --         3,598,429            --           24,689
  Net loss .....................           --              --              --              --             --
                                   ------------    ------------    ------------    ------------   ------------
BALANCE, December 31, 1995 .....           --      $       --        33,710,053    $          3   $    154,601
                                   ============    ============    ============    ============   ============


                                                       STOCK
                                   ACCUMULATED     SUBSCRIPTIONS     TREASURY
                                     DEFICIT        RECEIVABLE        STOCK            TOTAL
                                   ------------    ------------    ------------    ------------
BALANCE, December 31, 1992 .....   $    (36,043)   $       --      $        (16)   $     (9,041)
  Issuance of 5,277,611 shares of
    Series C Preferred
    Stock at $3.26 per share ...           --              (125)           --            16,910
  Issuance of 627,900 common
    stock warrants at $5.50 per
    warrant ....................           --              --              --             3,453
  171,074 shares of common
    stock issued under the stock
    option/stock issuance plan .           --                (4)           --                15
  Net loss .....................        (31,121)           --              --           (31,121)
                                   ------------    ------------    ------------    ------------
BALANCE, December 31, 1993 .....        (67,164)           (129)            (16)        (19,784)
  11,242,857 shares of common
    stock issued in the
    1994 Stock Offerings .......           --              --              --            76,903
  Conversion of convertible
    preferred stock to common
    stock ......................           --              --              --              --
  304,651 shares of common stock
    issued under the stock
    option/stock issuance plan .           --              (216)           --                53
  Repayment of stock
    subscriptions receivable ...           --               102            --               102
  Net loss .....................        (45,813)           --              --           (45,813)
                                   ------------    ------------    ------------    ------------
BALANCE, December 31, 1994 .....       (112,977)           (243)            (16)         11,461
  Retirement of treasury stock .           --              --                16            --
  725,445 shares of non-voting
    common stock issued
    in the Unit Offering .......           --              --              --             5,078
  56,654 shares of common
    stock issued under the
    Stock option/
    Stock issuance plan ........           --              (125)           --                31
  3,598,429 shares of common
    stock issued in the
    1995 Stock Offering ........           --              (189)           --            24,500
  Net loss .....................        (53,113)           --              --           (53,113)
                                   ------------    ------------    ------------    ------------
BALANCE, December 31, 1995 .....   $   (166,090)   $       (557)   $       --      $    (12,043)
                                   ============    ============    ============    ============



  The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                   YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 1993         1994         1995
                                                              ---------    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ................................................   $ (31,121)   $ (45,813)    $ (53,113)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization .........................       5,081        8,105        13,272
    Provision for bad debt ................................       1,273        6,590         6,135
    Accretion of discount on Senior Discount Exchange Notes       1,885       10,034        26,322
    Changes in certain assets and liabilities:
     Increase in accounts receivable ......................      (6,541)     (14,629)      (12,054)
     (Increase) decrease in inventories ...................      (5,024)      (4,497)        1,630
     Increase in prepaid expenses and other current assets          (58)      (1,091)       (1,383)
     (Increase) decrease in other assets, net .............        (134)         254          (298)
     Increase in accounts payable .........................       6,860        8,491         6,643
     Increase in deferred revenue .........................       2,602        6,780         7,447
     Increase in other current liabilities ................       1,992          248         2,486
                                                              ---------    ---------     ---------
       Net cash used in operating activities ..............     (23,185)     (25,528)       (2,913)
                                                              ---------    ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments .....................      (8,616)      (2,480)         --
  Proceeds from sales of short-term investments ...........       1,044       11,096          --
  Purchases of Narrowband Licenses ........................        --        (58,885)      (74,079)
  Purchases of property and equipment .....................     (10,810)     (16,719)      (33,503)
  Investment in international ventures ....................        --         (1,902)       (2,174)
  Purchases of intangible assets ..........................        (224)        (195)         (403)
                                                              ---------    ---------     ---------
       Net cash used in investing activities ..............     (18,606)     (69,085)     (110,159)
                                                              ---------    ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock ...............      16,910         --            --
  Proceeds from issuance of common stock ..................        --         76,903        29,578
  Proceeds from issuance of common stock under the
   stock option/stock issuance plan .......................          15           53            31
  Proceeds from issuance of Senior Discount Notes, net ....      67,575         --          95,001
  Payment of stock subscriptions receivable ...............        --            102          --
  Proceeds from issuance of common stock warrants .........       3,453         --            --
  Deferred debt issuance costs incurred for
   Revolving Credit Agreement .............................        --           --          (1,447)
  Borrowings from vendor credit facilities ................      20,111        8,540         6,777
  Payments on vendor credit facilities ....................     (46,281)      (2,052)       (4,402)
                                                              ---------    ---------     ---------
       Net cash provided by financing activities ..........      61,783       83,546       125,538
                                                              ---------    ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......      19,992      (11,067)       12,466
CASH AND CASH EQUIVALENTS, beginning of period ............       5,582       25,574        14,507
                                                              ---------    ---------     ---------
CASH AND CASH EQUIVALENTS, end of period ..................   $  25,574    $  14,507     $  26,973
                                                              =========    =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest ..............................................   $   3,886    $     998     $   2,146
    Income taxes ..........................................   $    --      $    --       $    --
NONCASH TRANSACTIONS:
  Series C Preferred Stock issued in exchange for
    stock subscriptions receivable ........................   $     125    $    --       $    --
  Common stock issued in exchange for stock subscriptions
    receivable ............................................   $       4    $     216     $     314
  In August 1994, 15,310,943 shares of preferred stock
    were converted into 15,310,943 shares of common stock .   $    --      $    --       $    --



  The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL

     PageMart, Inc. ("PageMart") was incorporated as a Delaware corporation on May 8, 1989, to provide wireless messaging products and services. In January 1995, PageMart effected a corporate reorganization pursuant to which PageMart Nationwide, Inc., a Delaware corporation, became the holding company parent of PageMart. In December 1995, the corporate name was changed from PageMart Nationwide, Inc. to PageMart Wireless, Inc. ("Wireless"). Wireless and its subsidiaries are referred to herein as the "Company." The consolidated financial statements of the Company include the accounts of PageMart and PageMart PCS, Inc. ("PageMart PCS"). PageMart PCS holds one of the NPCS Licenses (defined herein) and certain other assets to be used in two-way wireless messaging. The consolidated financial statements of PageMart include the accounts of PageMart II, Inc., PageMart Operations, Inc., PageMart of California, Inc., PageMart of Virginia, Inc. and PageMart International, Inc. Each of these companies is a wholly-owned subsidiary of PageMart. PageMart II, Inc. and PageMart Operations, Inc. hold certain Federal Communications Commission ("FCC") licenses. PageMart International, Inc., which has had no significant operations to date, holds certain investments in an international venture in Canada. Other than these licenses and international investments, the subsidiaries of PageMart have no significant assets or liabilities.

     The Company has incurred substantial losses from operations and negative cash flows from operations since inception and is highly leveraged. Management expects to continue to incur operating losses in 1996. These losses are driven by the Company's investment in the growth of its subscriber base and continued expansion into additional markets. The Company's business plan calls for substantial growth in its subscriber base in order for the Company to achieve operating profitability and positive cash flows from operations. There can be no assurance that the Company will meet its business plan, achieve operating profitability, or achieve positive cash flows from operations. If the Company cannot achieve operating profitability, it may not be able to make the required payments on existing or future obligations.

     The Company has made significant investments in Narrowband Personal Communications Services ("NPCS") licenses through participation in auctions conducted by the FCC. The Company plans to utilize these assets in connection with two-way wireless messaging services. The Company's success in implementing two-way services is dependent primarily upon market acceptance of proposed two-way services and the ability of the Company to successfully develop and construct a transmission network and market its two-way services. There can be no assurance that two-way services offered will be accepted by the market or that the Company will be successful in developing and constructing a transmission network or marketing its two-way services.

     During 1993, the Company received net proceeds of approximately $17 million from the issuance of Series C Preferred Stock and net proceeds of approximately $71 million from the issuance of 12 1/4% Senior Discount Notes due 2003 and common stock warrants (see Note 5). During 1994, the Company received net proceeds of approximately $76.9 million from the issuance of common stock (the "1994 Stock Offerings"). In conjunction with the 1994 Stock Offerings, each outstanding share of preferred stock was converted into one share of common stock (see Note 8).


     During 1995, the Company received net proceeds of approximately $100 million in connection with the issuance of 15% Senior Discount Notes due 2005 and non-voting common stock (see Note 5 and Note 8) and net proceeds of approximately $24.5 million from the issuance of common stock (see Note 8). Additionally, the Company entered into a revolving credit agreement with BT Commercial Corporation, as Agent, and Bankers Trust Company, as Issuing Bank, which provides for a $50 million revolving line of credit (the "Revolving Credit Agreement") (see Note 5).


     In management's opinion, the Company's current working capital combined with borrowings expected to be available from the Revolving Credit Agreement will be sufficient to support the planned growth for its one-way wireless communications operations through 1996. As the Company begins implementation and development of two-way services, the Company anticipates requiring additional sources of capital to fund the construction and operation of a two-way messaging network.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION


     The accompanying financial statements include the accounts of Wireless and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.


CASH AND CASH EQUIVALENTS

     The Company includes as cash and cash equivalents cash on hand, cash in banks and highly liquid investments with original maturities of three months or less.

SHORT-TERM INVESTMENTS

     Short-term investments consist of investments in high-grade commercial paper with original maturities of more than three months for which market value approximates cost. The Company's short-term investments are made in reputable, creditworthy companies and government issues and do not generate significant credit risk to the Company.

INVENTORIES

     Inventories consist of pagers held for resale and are stated at the lower of cost or market. Cost is determined by using the specific identification method, which approximates the first-in, first-out method. The Company purchases a majority of its pagers from Motorola, Inc.

RESTRICTED INVESTMENTS

     Restricted investments represent certificates of deposit in the amount of $500,000 pledged as collateral on the Company's notes payable to a vendor.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and depreciated using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes over estimated useful lives ranging from three to seven years. Depreciation expense totaled approximately $4,860,000, $7,824,000 and $12,683,000 for the years ended December 31, 1993, 1994 and 1995, respectively. The Company purchases a majority of its network equipment from Motorola, Inc. and Glenayre Technologies, Inc. Maintenance and repair costs are charged to expense as incurred.

     Property and equipment consisted of the following (in thousands):


                                                             December 31,
                                                      -------------------------
                                                        1994             1995
                                                      --------         --------
Network equipment ............................        $ 40,224         $ 58,404
Computer equipment ...........................           5,067           16,829
Furniture and equipment ......................           2,897            6,757
                                                      --------         --------
                                                        48,188           81,990
Less:  Accumulated depreciation ..............         (16,491)         (29,163)
                                                      --------         --------
                                                      $ 31,697         $ 52,827
                                                      ========         ========

REVENUE RECOGNITION

     The Company recognizes equipment revenue immediately upon the shipment of pagers adjusted by allowances for normal returns. Recurring revenue, including revenue from airtime charges and fees for other services such as voicemail, customized coverage options and toll-free numbers are recognized in the month in which the service is provided. All expenses related to the sale of equipment are recognized at the time of sale. Deferred revenue represents advance billings for services not yet performed. Such revenue is deferred and recognized in the month in which the service is provided. Patent licensing revenues are recognized on a straight-line basis over the term of the related agreement (see Note 6). Patent licensing revenues of $383,000 are included in recurring revenues in fiscal 1995.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ADVERTISING EXPENSES

     Advertising expenses are expensed as incurred.

EARNINGS PER SHARE

     Net loss per share amounts as reflected on the statements of operations are based upon the weighted average number of common shares outstanding. The weighted average number of common shares outstanding assumes that the preferred shares were converted into common shares at January 1, 1993 (see Note 8). As required by the Securities and Exchange Commission rules, all warrants, options and shares issued during the year immediately preceding the initial public offering are assumed to be outstanding for all periods presented. Shares issuable upon the exercise of stock options and warrants granted before the year immediately preceding the initial public offering were not included in the net loss per share calculation as the effect from the exercise of those options would be antidilutive.

RECLASSIFICATIONS

     Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

ACCOUNTING FOR LONG-LIVED ASSETS

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The Company will adopt SFAS 121 for the fiscal year ending December 31, 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires that those assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. SFAS 121 requires that those assets to be disposed of be reported at the lower of the carrying amount or the fair value less cost to sell. Adoption of SFAS 121 is not expected to have a material effect on the financial statements of the Company.

3. NARROWBAND PERSONAL COMMUNICATIONS SERVICES LICENSES

     During July and December 1994, the Company participated in auctions of NPCS frequencies conducted by the FCC. As a result of the auctions, the Company was awarded two nationwide NPCS licenses for a total purchase price of approximately $133 million. Amortization of the NPCS licenses will commence when placed in service.

4. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     Effective November 15, 1995, PageMart International, Inc. owns 200,000 shares of common stock of PageMart Canada Limited ("PageMart Canada") which represents 20% of the ownership of PageMart Canada. The remaining 800,000 shares (representing 80% of the ownership) is held by PageMart Canada Holding Corporation ("Canada Holding"). Canada Holding is owned 50% (1,000,000 shares of Class A Common Stock) by third-party Canadian investors unrelated to PageMart and 50% (1,000,000 shares of Class B Common Stock) by PageMart International, Inc. The common shares have identical economic rights. However, voting control of Canada Holding is held by the Class A Common Stockholders as the Class A shares have two votes per share. The Company accounts for its investments in PageMart Canada and Canada Holding under the equity method. Such investments are included in Other Assets in the Consolidated Balance Sheet.

     The agreement among stockholders contains provisions which restrict the transfer of Canada Holding shares and PageMart Canada shares for periods ranging from three to five years. During the two years following the third anniversary of the transactions, the third-party Canadian investors may exchange the 1,000,000 Class A common shares they hold in Canada Holding for 714,286 shares of voting common stock of Wireless, subject to certain U.S. and Canadian ownership requirements. Wireless is ultimately responsible for effectuating the exchange within the U.S. and Canadian ownership regulations. Such exchange may be accelerated in the event Wireless enters into an agreement to be acquired. After the third anniversary of the transactions, Wireless will have the right to purchase the shares held by the third-party Canadian investors at their fair market value provided regulatory ownership requirements permit such purchase.

5. LONG-TERM DEBT

     Long-term debt, including capital lease obligations, consisted of the following (in thousands):


                                                               December 31,
                                                         ----------------------
                                                            1994         1995
                                                         ---------    ---------
  12 1/4% Senior Discount Notes due November 1,
    2003, at accreted value ..........................   $  83,494    $  94,952

  15% Senior Discount Exchange Notes due February
    1, 2005, at accreted value .......................        --        114,865

  Vendor Purchase Financing Facility of $8
    million, bearing interest at prime plus 4%
    based upon the rate quoted by The Wall Street
    Journal from time to time (rates on existing
    indebtedness were 12.5% at December 31, 1994,
    and 12.75% at December 31, 1995), secured by
    equipment purchased. Principal and interest is
    payable over 36 months from date of purchase .....       4,756        5,138

  Capital lease obligations to a vendor up to $15
    million, bearing interest at 7 1/2% plus the
    weekly average U.S. Treasury Constant
    Maturities for 3-year Treasury Notes for the
    calendar week immediately preceding funding of
    the equipment financing (rates on existing
    indebtedness ranged from 11.84% -- 15.13% at
    December 31, 1994 and 1995), secured by
    equipment and cash with principal and interest
    payable over 60 months from date of financing ....       7,895        9,888
                                                         ---------    ---------
       Total debt ....................................      96,145      224,843
         Less: Current maturities ....................      (3,513)      (5,479)
                                                         ---------    ---------
       Long-term debt ................................   $  92,632    $ 219,364
                                                         =========    =========

     During the fourth quarter of 1993, the Company completed an offering in which it issued $136.5 million principal amount (at maturity) of 12 1/4% Senior Discount Notes due 2003 (the "12 1/4% Notes") with an initial accreted value of $71.6 million together with warrants to purchase 627,900 shares of its common stock for $3.26 per share. From and after May 1, 1999, interest on the 12 1/4% Notes will be payable semiannually in cash at the rate of 12 1/4% per annum. The 12 1/4% Notes represent senior indebtedness of the Company and are redeemable at the option of the Company, in whole or in part, at any time after November 1, 1998, at $136.5 million plus accrued interest. In addition, at any time prior to November 1, 1996, up to 35% of the accreted value of the 12 1/4% Notes are redeemable at the option of the Company with the proceeds of a Public Equity Offering (as defined) at 111% of accreted value plus accrued and unpaid interest, if any.

     In July 1994, the Company commenced an exchange offer pursuant to an effective registration statement whereby all outstanding 12 1/4% Notes were exchanged for the Company's 12 1/4% Senior Discount Exchange Notes due 2003.

     In January 1995, the Company completed an offering of 15% Senior Discount Notes due 2005 and 725,445 shares of non-voting common stock, par value $.0001 per share (the "Unit Offering"). Net proceeds from the Unit Offering were approximately $100 million, of which approximately $5.1 million was allocated to the non-voting common stock. The 15% Senior Discount Notes due 2005 (the "15% Notes") have a principal amount at maturity of $207.3 million with an initial accreted value of $100 million. The 15% Notes mature on February 1, 2005. From and after August 1, 2000, interest on the 15% Notes will be payable semiannually in cash at the rate of 15% per annum. The 15% Notes are redeemable at any time on or after February 1, 2000, at the option of the Company in whole or in part, at 105% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100% of their principal amount at maturity plus accrued interest on and after February 1, 2002. In addition, at any time prior to February 1, 1998, up to 35% of the accreted value of the 15% Notes may be redeemed at a redemption price of 112.5% of their accreted value on the redemption date at the option of the Company in connection with a public offering of its common stock.

     In June 1995, the Company commenced an exchange offer pursuant to an effective registration statement whereby all outstanding 15% Notes were exchanged for the Company's 15% Senior Discount Exchange Notes due 2005.

     The 12 1/4% Notes and the 15% Notes carry certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, create liens, sell assets, engage in mergers and consolidations, and enter into transactions with any holder of 5% or more of any capital stock of the Company or any of its affiliates. The Company is in compliance with all such restrictive covenants.


     On May 11, 1995, the Company entered into the Revolving Credit Agreement which provides for a $50 million revolving line of credit. As of December 31, 1995, there were no loans outstanding under the Revolving Credit Agreement. The maximum amount available under the Revolving Credit Agreement at any time is limited to a borrowing base amount equal to the lesser of (i) a specified percentage of eligible accounts receivable and inventory owned by Wireless, and
(ii) an amount equal to the service contribution of the Company as defined in the Revolving Credit Agreement for the immediately preceding three-month period times 4.0 (or 4.5, at all times prior to December 31, 1995). The interest rate applicable to loans under the Revolving Credit Agreement is, at the option of Wireless, either at a prime rate plus 1 1/4% or a Eurodollar rate plus 2 1/2%. Commitments under the Revolving Credit Agreement expire and all loans thereunder will be due and payable on March 31, 1999.


     The Revolving Credit Agreement contains certain covenants that, among other things, limit the ability of the Company to incur indebtedness, make capital expenditures and investments, pay dividends, repurchase capital stock, engage in transactions with affiliates, create liens, sell assets, or engage in mergers and consolidations, and also requires the Company to maintain certain financial ratios.

     The Revolving Credit Agreement is secured by all trade receivables and inventory owned by Wireless from time to time and by all of the capital stock of PageMart owned by Wireless. As of December 31, 1995, the maximum amount available under the Revolving Credit Agreement was $28.2 million.


     Maturities of long-term debt and capital lease obligations are as follows (in thousands):


FOR THE YEAR ENDING
    DECEMBER 31,
- -------------------
       1996 ...........................................            $  5,479
       1997 ...........................................               5,047
       1998 ...........................................               2,359
       1999 ...........................................               1,719
       2000 ...........................................                 422
       Thereafter .....................................             209,817
                                                                   --------
                                                                   $224,843
                                                                   ========


6. COMMITMENTS AND CONTINGENCIES

     The Company has entered into various operating lease agreements for office space, office equipment and transmission equipment sites. Total rent expense for 1993, 1994 and 1995 was $4,246,000, $6,084,000 and $8,471,000,
respectively.

     Included in network equipment is equipment held under capital leases with capitalized costs of $10,357,000 and $14,617,000 less accumulated depreciation of $2,632,000 and $5,054,000 at December 31, 1994 and 1995, respectively.

     Future minimum lease payments related to the Company's capital and operating leases are as follows (in thousands):


 FOR THE YEAR                                                CAPITAL    OPERATING
ENDING DECEMBER 31,                                          LEASES       LEASES
- -------------------                                          -------    ---------
     1996 ..............................................     $ 3,989     $ 7,093
     1997 ..............................................       3,626       6,169
     1998 ..............................................       2,533       4,175
     1999 ..............................................       1,902       2,936
     2000 ..............................................         438       1,911
     Thereafter ........................................        --         1,726
                                                             -------     -------
     Total minimum lease payments ......................      12,488     $24,010
                                                                         =======
     Less: Amounts representing interest ...............       2,600
                                                             -------
     Present value of future minimum lease payments.....     $ 9,888
                                                             =======


     The Company is party to various legal proceedings arising out of the ordinary course of business. The Company believes, based on the advice of legal counsel, that there is no proceeding, either threatening or pending, against the Company that could result in a material adverse effect on the results of operations or financial condition of the Company.

     In December 1995, the Company transferred certain intellectual property to a significant vendor in exchange for certain benefits which will be recognized over a forty-seven month period. The Company also committed to purchase $40 million in network infrastructure equipment over a forty-seven month period as part of this transaction.

7. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating the fair value disclosures for its financial instruments. For cash and cash equivalents, the carrying amounts reported in the Consolidated Balance Sheets are equal to fair value. For debt, management estimated the fair value based upon quoted market prices for publicly traded debt and based on the appropriate interest rate at year-end for all other debt.

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1994 and 1995, are as follows (in thousands):

                                     December 31, 1994      December 31, 1995
                                   --------------------    --------------------
                                   Carrying      Fair      Carrying      Fair
                                    Amount      Value       Amount       Value
                                   --------    --------    --------    --------
Cash and cash equivalents ......   $ 14,507    $ 14,507    $ 26,973    $ 26,973
Long-term debt .................   $ 96,145    $ 95,548    $224,843    $241,621

8. STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK

     On August 5, 1994, in conjunction with the 1994 Stock Offerings and the related stockholders' agreement, each outstanding share of preferred stock converted into one share of common stock. In September 1994, the Company's Certificate of Incorporation was amended to reduce the number of authorized shares of preferred stock to 10,000,000. At December 31, 1994 and 1995, none of the authorized shares of preferred stock were issued and outstanding.

     Under the Company's Certificate of Incorporation, the board of directors has the power to authorize the issuance of one or more classes or series of preferred stock and to fix the designations, powers, preferences and relative, participating, optional or other rights, if any, and the qualifications, limitations or restrictions thereof, if any, with respect to each such class or series of preferred stock.

COMMON STOCK

     During the fourth quarter 1993 in connection with issuance of the 12 1/4% Notes (see Note 5), the Company issued warrants to purchase 627,900 shares of its common stock for $3.26 per share. The warrants were valued at $5.50 per share at the date issued. The warrants may be exercised at any time prior to December 31, 2003. Warrants that are not exercised by such date will expire.

     During the third quarter of 1994, the Company issued an aggregate of 11,242,857 shares of common stock in the 1994 Stock Offerings at a purchase price of $7.00 per share. The aggregate net proceeds (after expenses) of the 1994 Stock Offerings were approximately $76.9 million. Of the total shares issued, 714,287 shares were convertible non-voting common stock and the remaining 10,528,570 shares were common stock. At the request of the holder, the non-voting common stock was converted to common stock in January 1995.

     During the first quarter of 1995 in connection with the Unit Offering (see
Note 5), the Company issued 725,445 shares of non-voting common stock at a purchase price of $7.00 per share. During the second quarter of 1995, the Company completed a private offering of common stock to a group of institutional investors and certain officers of the Company (the "1995 Stock Offering"). In the 1995 Stock Offering, the Company sold 3,598,429 shares of common stock for net proceeds (after expenses) of approximately $24.5 million.

     In October 1995, the Company's Certificate of Incorporation was amended (the "Amended Certificate") and at that time the Amended and Restated Agreement Among Certain Stockholders of PageMart Nationwide, Inc. dated September 19, 1995 (the "Stockholders' Agreement"), became effective. The Amended Certificate provides that the Company will have four classes of outstanding common stock, summarized as follows:

                                                         SHARES ISSUED AND OUTSTANDING
                                                         -----------------------------
                                                        SHARES          DECEMBER 31,
                                                      AUTHORIZED      1994         1995
                                                      ----------   ----------   ----------
Class A Convertible Common Stock, $.0001
  par value per share (the "Class A Common Stock")    45,000,000         --     23,277,293
Class B Convertible Non-Voting Common Stock, $.0001
  par value per share (the "Class B Common Stock")    12,000,000         --      8,975,469
Class C Convertible Non-Voting Common Stock, $.0001
  par value per share (the "Class C Common Stock")     2,000,000         --        731,846
Class D Convertible Non-Voting Common Stock, $.0001
  par value per share (the "Class D Common Stock")     1,000,000         --        725,445
                                                      ----------   ----------   ----------
                                                      60,000,000         --     33,710,053
                                                      ==========   ==========   ==========

     Upon filing of the Amended Certificate, all shares of previously outstanding common stock were automatically converted into shares of Class A Common Stock, and all shares of previously outstanding non-voting common stock issued in the Unit Offering were converted into shares of Class D Common Stock. Additionally, pursuant to the Stockholders' Agreement, a number of shares of Class A Common Stock owned by certain institutional investors were automatically converted into shares of Class B Common Stock and Class C Common Stock, such that voting control of the Company lies with the stockholders generally.

     Class A Common Stock, Class B Common Stock and Class C Common Stock are convertible by certain institutional investors subject to voting control and regulatory restrictions at any time at the option of the holder, in accordance with the terms of the Stockholders' Agreement. Class D Common Stock is convertible, at the option of the holder, at any time after the occurrence of an initial public offering following which the common stock of the Company is publicly traded.

     The Stockholders' Agreement provides that the parties thereto ("Holders") shall collectively have the right to "demand" registrations at any time at least six months after an initial public offering following which the common stock of the Company is publicly traded. Pursuant to these "demand" rights, Holders of common stock (the "Registrable Securities") may request in writing that the Company file a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), covering the registration of a number of shares equal to at least three million shares or a lesser number if such number represents a majority of the Registrable Securities then outstanding.

     On March 20, 1995, the Company granted to a strategic partner warrants to purchase a total of 206,748 shares of the Company's common stock at an exercise price of $10.00. Management determined that the issuance of the warrants did not have a significant impact on the financial position or results of operations of the Company.

     Following is a schedule of common stock reserved at December 31, 1995:

                                                                    Shares
                                                                  ---------
Exercise of common stock warrants ..........................        834,648
Stock option/stock issuance plan ...........................      3,737,621
                                                                  ---------
                                                                  4,572,269
                                                                  =========

9. STOCK OPTION/STOCK ISSUANCE PLAN

     The Company has a stock option/stock issuance plan (the "Plan") under which it grants common stock or options to purchase common stock. As of December 31, 1995, the number of shares of common stock issuable under the Plan may not exceed 4,550,000 shares. The Plan is administered by the board of directors.

     The stock options vest over 60 months and are exercisable for periods not to exceed 10 years from the date of grant. Vested options outstanding at December 31, 1993, 1994 and 1995, were approximately 268,000, 237,000 and
583,289, respectively, with exercise prices ranging from $.08 to $1.50 at December 31, 1993, $.08 to $3.26 at December 31, 1994 and $.08 to $9.00 at
December 31, 1995. As of December 31, 1995, 3,737,621 shares of common stock are reserved for the Plan (see Note 8). The stock option activity was as follows:


                                                       SHARES     PRICE PER SHARE
                                                     ----------   ---------------
Options outstanding at December 31, 1992 ......         886,500     $  .08-1.50
 Options granted ..............................         646,250       1.50-3.26
 Options exercised ............................        (171,074)       .08-1.00
 Options canceled .............................        (214,458)       .08-3.26
                                                      ---------
Options outstanding at December 31, 1993 ......       1,147,218        .08-3.26
 Options granted ..............................         866,300       5.00-9.00
 Options exercised ............................        (304,651)       .08-3.26
 Options canceled .............................        (112,158)       .08-9.00
                                                      ---------
Options outstanding at December 31, 1994 ......       1,596,709        .08-9.00
 Options granted ..............................       1,204,950      7.00-10.00
 Options exercised ............................         (36,654)       .08-7.00
 Options canceled .............................         (95,872)     1.50-10.00
                                                      ---------
Options outstanding at December 31, 1995.......       2,669,133     $ .08-10.00
                                                      =========


     Under the provisions of the Plan, the Company may also issue stock to employees. The stock vests over a period not to exceed forty-eight months. Additional vesting occurs upon death or disability. Upon the termination of an officer, the Company can repurchase the unvested stock at cost. Under the Plan, the Company issued 300,000 shares to an officer during 1992, at $.326 per share. All awards under the Plan have been made at a price at or above the estimated fair value of the Company's common stock at the date of grant.

     In the second quarter of 1992, a non-employee consultant was granted options to purchase 20,000 shares of stock at an exercise price of $.33 per share. The options were exercised during 1995.

     In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company will adopt SFAS 123 for the fiscal year ending December 31, 1996. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. SFAS 123 recommends, but does not require, that companies account for all stock-based transactions as compensatory at the fair value of the equity instrument. However, since SFAS 123 does not require that the accounting be adopted, it allows companies to continue to account for such stock-based transactions under the provision of Accounting Principles Board Opinion No. 25 (the Company's current method), and disclose what the pro forma impact of adopting SFAS 123 would have been to net income and earnings per share had the Company elected to adopt the recommended accounting. The Company anticipates that it will not adopt the recommended accounting of SFAS 123, but will disclose the pro forma impact in the footnotes to the financial statements.

10. FEDERAL INCOME TAXES

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 requires an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events which have been recognized in the Company's financial statements. The Company had approximately $104.7 million and $126.8 million of net operating loss carryforwards for federal income tax purposes at December 31,

1994 and 1995, respectively. The net operating loss carryforwards will expire in the years 2004 through 2010 if not previously utilized. The utilization of these carryforwards is subject to certain limitations. Of the net operating loss carryforwards at December 31, 1995, management has estimated that approximately $34.1 million is subject to an annual utilization limit of $4.8 million.

     In connection with the adoption of SFAS 109, the Company has recorded a valuation reserve equal to its net deferred tax asset at each reporting period, due to historical and anticipated future operating losses. Accordingly, the adoption of SFAS 109 did not have an effect on the Company's financial position or results of operations. Management will evaluate the appropriateness of the reserve in the future based upon historical and operating results of the Company.

     Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis and the potential benefits of certain tax carryforwards. The significant deferred tax assets and liabilities, as determined under the provisions of SFAS 109, and the change in those assets and liabilities are as follows (in thousands):

                                       DECEMBER 31, 1994  CHANGE  DECEMBER 31, 1995
                                       -----------------  ------  -----------------
Gross deferred tax asset:
  Net operating loss carryforwards ......    $ 35,593     $  7,535     $ 43,128
  Bad debt reserve ......................         472        1,626        2,098
  Inventory reserve .....................         542          286          828
  Accretion of Senior Discount Notes ....       4,052        8,950       13,002
  Other .................................         341          602          943
                                             --------     --------     --------
                                               41,000       18,999       59,999
Gross deferred tax liability:
  Depreciation ..........................      (2,647)      (1,047)      (3,694)
                                             --------     --------     --------
                                               38,353       17,952       56,305
    Valuation allowance .................     (38,353)     (17,952)     (56,305)
                                             --------     --------     --------
    Net deferred tax asset ..............    $      0     $      0     $      0
                                             ========     ========     ========

11. RELATED PARTY TRANSACTIONS

     In connection with the offering of the 12 1/4% Notes completed in 1993 (see Note 5), the Company incurred $2,626,000 in fees to an affiliate of a shareholder. In connection with the Unit Offering completed in 1995 (see Note
5), the Company incurred $3,805,000 in fees to an affiliate of a shareholder.


     As of December 31, 1995, the president and certain other officers of the Company are indebted to the Company in the aggregate amount of $557,000 under promissory notes issued in connection with the purchase of the Company's common stock (the "Notes"). The Notes have terms ranging from three to four years and are secured by common stock owned by the officers. The Notes bear interest at the Applicable Federal Rate in effect on the date of issuance as published by the Internal Revenue Service. Interest rates on the Notes range from 3.55% to 7.00%. Interest is due and payable annually beginning on the first anniversary of the date of each Note. All Notes are included in Stock Subscriptions Receivable in the Consolidated Balance Sheet.


     Wireless has entered into a receivables purchase agreement with PageMart pursuant to which PageMart may sell receivables to Wireless from time to time at book value less a reserve for normal bad debt. As of December 31, 1995, Wireless owned $11.4 million in receivables purchased from PageMart.

     PageMart is obligated to provide certain managerial and administrative services to PageMart Canada at PageMart Canada's request at agreed-upon rates.

     Under a technology license agreement, PageMart licenses PageMart Canada to use, in Canada, the intellectual property used by PageMart in its business in the U.S. The license is perpetual, irrevocable, and royalty-free. The agreement also permits PageMart Canada to purchase the license of new technology developed by PageMart for a royalty. The royalty is a portion of the cost of developing the technology, with the amount to be paid by PageMart Canada to be the portion of these costs equal to the ratio of PageMart Canada's revenue stream to that of PageMart.

     Under an intercompany rate agreement, the rates which the U.S. and Canadian companies will charge each other when customers of one travel into the other's jurisdiction are specified. Such rates approximate fair market value.

12. SUPPLEMENTARY INFORMATION


     The following table sets forth supplementary financial information related to the Company's various operations (in thousands):



                                           FISCAL YEAR ENDED DECEMBER 31, 1993
                                    ---------------------------------------------------
                                     PAGEMART     PAGEMART     PAGEMART
                                     ONE-WAY      TWO-WAY   INTERNATIONAL  CONSOLIDATED
                                    ---------    --------   -------------  ------------
Revenues .....................      $  50,667    $   --     $   --        $   50,667
Operating loss ...............        (25,011)       --         --           (25,011)
Total assets .................         78,773        --         --            78,773
Capital expenditures .........         10,810        --         --            10,810



                                           FISCAL YEAR ENDED DECEMBER 31, 1994
                                    ---------------------------------------------------
                                     PAGEMART     PAGEMART    PAGEMART
                                     ONE-WAY      TWO-WAY   INTERNATIONAL  CONSOLIDATED
                                    ---------    --------   -------------  ------------
Revenues .....................      $ 109,833    $   --     $   --         $ 109,833
Operating loss ...............        (33,324)       --         --           (33,324)
Total assets .................         81,470     58,885      1,704          142,059
Capital expenditures .........         16,719        --         --            16,719



                                           FISCAL YEAR ENDED DECEMBER 31, 1995
                                    ---------------------------------------------------
                                     PAGEMART     PAGEMART    PAGEMART
                                     ONE-WAY      TWO-WAY   INTERNATIONAL  CONSOLIDATED
                                    ---------    --------   -------------  ------------
Revenues .....................      $ 159,191    $   --     $   --        $  159,191
Operating loss ...............        (22,972)      (376)       --           (23,348)
Total assets .................        120,004    140,235      3,590          263,829
Capital expenditures ........          32,486      1,017        --            33,503



13. SUBSEQUENT EVENT



     The Company has filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in the contemplation of an initial public offering of the Company's Class A Common Stock.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and Stockholders of PageMart Wireless, Inc.:


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of PageMart Wireless, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 12, 1996 (except with respect to the matter discussed in Note 13, as to which the date is April 1, 1996). Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. Schedules I and II are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP

Dallas, Texas,
February 12, 1996

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                            PAGEMART WIRELESS, INC.
                                (PARENT COMPANY)

                            CONDENSED BALANCE SHEET
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                                  DECEMBER 31,
                                                                                      1995
                                                                                  ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents.....................................................   $   17,075
  Accounts receivable, net......................................................       11,424
  Prepaid expenses and other current assets.....................................           52
                                                                                   ----------
     Total current assets.......................................................       28,551
Investment in PageMart PCS, Inc.................................................       95,912
Investment in PageMart, Inc.....................................................      (27,022)
Deferred debt issuance costs, net...............................................        5,741
                                                                                   ----------
          Total assets..........................................................   $  103,182
                                                                                   ==========
                            LIABILITIES AND STOCKHOLDERS' DEFICIT
Other current liabilities.......................................................   $      360
Long-term debt..................................................................      114,865
Stockholders' deficit:
  Common stock $.0001 par value per share, 60,000,000 shares authorized,
     33,710,053 shares issued at December 31, 1995..............................            3
  Additional paid-in capital....................................................      154,601
  Accumulated deficit...........................................................     (166,090)
  Stock subscription receivable.................................................         (557)
                                                                                   ----------
     Total stockholders' deficit................................................      (12,043)
                                                                                   ----------
          Total liabilities and stockholders' deficit...........................   $  103,182
                                                                                   ==========


                            See accompanying notes

                            PAGEMART WIRELESS, INC.
                                (PARENT COMPANY)

                       CONDENSED STATEMENT OF OPERATIONS

                                 (IN THOUSANDS)


                                                                                  DECEMBER 31,
                                                                                      1995
                                                                                  ------------
Operating loss..................................................................    $      0
Other (income) expense:
  Equity in net loss of subsidiaries............................................      38,858
  Interest expense..............................................................      15,521
  Interest income...............................................................      (1,266)
                                                                                    --------
          Total other (income) expense..........................................      53,113
                                                                                    --------
Net loss........................................................................    $(53,113)
                                                                                    ========

                             See accompanying notes

                            PAGEMART WIRELESS, INC.
                                (PARENT COMPANY)

                       CONDENSED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   YEAR ENDED
                                                                                  DECEMBER 31,
                                                                                      1995
                                                                                  ------------
Net cash provided by operating activities.......................................    $  1,623
                                                                                    --------
Cash flows from investing activities:
  Investment in PageMart, PCS, Inc..............................................     (96,287)
                                                                                    --------
     Net cash used in investing activities......................................     (96,287)
                                                                                    --------
Cash flows from financing activities:
  Proceeds from issuance of senior discount notes, net..........................      95,001
  Proceeds from issuance of common stock........................................      29,578
  Proceeds from issuance of common stock under the stock option/stock issuance
     plan.......................................................................          31
  Purchase of accounts receivable from subsidiary...............................     (11,424)
  Deferred debt issuance costs incurred for Revolving Credit Agreement..........      (1,447)
                                                                                    --------
     Net cash provided by financing activities..................................     111,739
                                                                                    --------
Net increase in cash and cash equivalents.......................................      17,075
Cash and cash equivalents, beginning of period..................................          --
                                                                                    --------
Cash and cash equivalents, end of period........................................    $ 17,075
                                                                                    ========

                             See accompanying notes

                            PAGEMART WIRELESS, INC.
                                (PARENT COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION


     PageMart, Inc. ("PageMart") was incorporated as a Delaware corporation on May 8, 1989, to provide wireless messaging products and services. In January 1995, PageMart effected a corporate reorganization pursuant to which PageMart Nationwide, Inc., a Delaware corporation, became the holding company parent of PageMart. In December 1995, the corporate name was changed from PageMart Nationwide, Inc. to PageMart Wireless, Inc. (the "Company").



     In the parent-company-only financial statements, the Company's investment in subsidiaries is stated at cost less equity in losses of subsidiaries since date of inception. The Company's share of net losses of its unconsolidated subsidiaries is included in consolidated net loss using the equity method. Parent-company-only financial statements should read in conjunction with the Company's consolidated financial statements.


2. LONG-TERM DEBT

     In January 1995, the Company completed an offering of 15% Senior Discount Notes due 2005 and 725,445 shares of non-voting common stock, par value $.0001 per share (the "Unit Offering"). Net proceeds from the Unit Offering were approximately $100 million, of which approximately $5.1 million was allocated to the non-voting common stock. The amount of 15% Senior Discount Notes outstanding at December 31, 1995, was $114,865. The 15% Senior Discount Notes due 2005 (the "15% Notes") have a principal amount at maturity of $207.3 million with an initial accreted value of $100 million. The 15% Notes mature on February 1, 2005. From and after August 1, 2000, interest on the 15% Notes will be payable semiannually in cash at the rate of 15% per annum. The 15% Notes are redeemable at any time on or after February 1, 2000, at the option of the Company in whole or in part, at 105% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100% of their principal amount at maturity plus accrued interest on and after February 1, 2002. In addition, at any time prior to February 1, 1998, up to 35% of the accreted value of the 15% Notes may be redeemed at a redemption price of 112.5% of their accreted value on the redemption date at the option of the Company in connection with a public offering of its common stock.

     In June 1995, the Company commenced an exchange offer pursuant to an effective registration statement whereby all outstanding 15% Notes were exchanged for the Company's 15% Senior Discount Exchange Notes.

     On May 11, 1995, the Company entered into the Revolving Credit Agreement which provides for a $50 million revolving line of credit. As of December 31, 1995, there were no loans outstanding under the Revolving Credit Agreement. The maximum amount available under the Revolving Credit Agreement at any time is limited to a borrowing base amount equal to the lesser of (i) a specified percentage of eligible accounts receivable and inventory owned by the Company, and (ii) an amount equal to the service contribution (as defined in the Revolving Credit Agreement) of the Company for the immediately preceding three-month period times 4.0 (or 4.5, at times prior to December 31, 1995). The interest rate applicable to loans under the Revolving Credit Agreements is, at the option of the Company, either at a prime rate plus 1 1/4% or a Eurodollar rate plus 2 1/2%. Commitments under the Revolving Credit Agreement expire and all loans will be due and payable on March 31, 1999.

     The Revolving Credit Agreement contains certain covenants that, among other things, limit the ability of the Company to incur indebtedness, make capital expenditures and investments, pay dividends, repurchase capital stock, engage in transactions with affiliates, create liens, sell assets, or engage in mergers or consolidations, and also requires the Company to maintain certain financial ratios.


     The Revolving Credit Agreement is secured by all trade receivables and inventory owned by the Company from time to time and by all of the capital stock of PageMart owned by the Company. As of December 31, 1995, the maximum amount available under the Revolving Credit Agreement was $28.2 million.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
                                 (IN THOUSANDS)



             COLUMN A                          COLUMN B             COLUMN C                COLUMN D       COLUMN E

                                                                   ADDITIONS
                                                            -------------------------
                                              BALANCE AT    CHARGED TO     CHARGED TO
                                              BEGINNING      COSTS AND        OTHER                       BALANCE AT
           DESCRIPTION                        OF PERIOD      EXPENSES       ACCOUNTS       DEDUCTIONS    END OF PERIOD
- --------------------------------------        ----------    ----------     ----------      ----------    -------------
Allowance for Doubtful Accounts
Year Ended December 31, 1995 .........         $1,388         $6,135         $    0         $2,989(a)         $4,534
Year Ended December 31, 1994 .........         $1,172         $6,590         $    0         $6,374(a)         $1,388
Year Ended December 31, 1993 .........         $  708         $1,273         $    0         $  809(a)         $1,172


- ---------------
(a) Accounts written off as uncollectible, net of recoveries.

                                 EXHIBIT INDEX


Exhibit                                                               Sequential
 No.                      Description of Exhibit                       Page No.
- -------                   ----------------------                      ----------
3(i)***   Restated Certificate of Incorporation of PageMart
          Wireless, Inc.

3(ii)*    By-laws of PageMart Wireless, Inc.

3(iii)*** Certificate of Amendment to Restated Certificate of Incorporation of PageMart Wireless, Inc.

4.1**     Indenture, dated as of October 19, 1993, between
          PageMart, Inc. and United States Trust Company of
          New York, as Trustee, relating to the 12 1/4%
          Senior Discount Notes due 2003

4.2**     Indenture dated as of January 17, 1995 between
          PageMart Nationwide, Inc. and United States Trust
          Company of New York, as Trustee, relating to the 15% Senior Discount Notes due 2005

10.1** Warrant Agreement, dated as of October 19, 1993, between PageMart, Inc. and United States Trust
          Company of New York, as Warrant Agent, relating to the Warrants to purchase Common Stock of the Company.

10.2**    Telecommunications Service Agreement, dated May
          29, 1992, between PageMart, Inc. and WilTel, Inc.

10.3** Equipment Lease Agreement, dated May 20, 1992, between PageMart, Inc. and Glenayre Electronics,
          Inc.

10.4**    First Addendum to Equipment Lease Agreement, dated
          May 20, 1992, between PageMart, Inc. and Glenayre
          Electronics, Inc.

10.5** Amendment No. 2 to Equipment Lease Agreement, dated October 18, 1993, between PageMart, Inc. and
          Glenayre Electronics, Inc.

10.6**    Lease Agreement and Addendum, dated January 10,
          1990, between Kingston Houston Partners I, Ltd.
          and PageMart, Inc.

10.7**    Expansion and Extension of Lease Agreement, dated
          April 7, 1993, between Kingston Houston Partners
          I, Ltd. and PageMart, Inc.

10.8** Office Lease Agreement, dated January 29, 1992, between Dallas Central Development Corp. and
          PageMart, Inc.

10.9**    First Amendment to Office Lease Agreement, dated
          July 29, 1992, between Fulcrum Central Ltd., as successor in interest to Dallas Central
          Development Corp., and PageMart, Inc.

10.10**   Second Amendment to Office Lease Agreement, dated
          December 1, 1992, between Fulcrum Central Ltd., as successor in interest to Dallas Central
          Development Corp., and PageMart, Inc.

Exhibit                                                               Sequential
 No.                      Description of Exhibit                       Page No.
- -------                   ----------------------                      ----------
10.11**   Third Amendment to Office Lease Agreement, dated
          December 29, 1992, between Fulcrum Central Ltd.,
          as successor in interest to Dallas Central
          Development Corp., and PageMart, Inc.

10.12**   Fourth Amendment to Office Lease Agreement, dated
          July 21, 1993, between Fulcrum Central Ltd., as successor in interest to Dallas Central
          Development Corp., and PageMart, Inc.

10.13**   License Agreement, dated May 12, 1994, between
          PageMart, Inc., licensee, and International
          Business Machines Corporation, licensor

10.14**   Sales Contract, dated January 21, 1994, between
          PageMart, Inc., buyer, and Mitsui Comtek
          Corporation, seller

10.15**   Resale Agreement, dated November 1, 1993, between
          PageMart, Inc., licensor, and GTE Service
          Corporation, licensee

10.16** Financing and Security Agreement between Motorola and Pagemart, Inc. dated May 18, 1994

10.17** Subscription Agreement, dated June 9, 1994, between PageMart, Inc. and Fomento Empresarial
          Regiomontano, S.A. de C.V.

10.18**   Letter of Intent, dated June 9, 1994, between
          PageMart, Inc. and Fomento Empresarial
          Regiomontano, S.A. de C.V.

10.19*    Strategic Alliance Agreement No. 1, dated
          September 15, 1994, between GTE Service
          Corporation and PageMart, Inc.

10.20*    Strategic Alliance Agreement No. 2, dated October
          13, 1994, between GTE Service Corporation and
          PageMart, Inc.

10.21*    Secured promissory note of John D. Beletic, as
          Maker, in favor of PageMart, Inc. dated January
          28, 1994, in the amount of $97,800

10.22*    Secured promissory note of John D. Beletic, as
          Maker, in favor of PageMart, Inc. dated November
          29, 1994, in the amount of $200,000

10.23* Agreement of Reorganization and Plan of Merger, dated as of December 5, 1994, between PageMart, Inc., PageMart Nationwide, Inc. and PM Merger
          Corp.

10.24*    Registration Rights Agreement dated as of January
          17, 1995 between PageMart Nationwide, Inc. and
          Morgan Stanley & Co. Incorporated

10.25++   PageMart Nationwide, Inc. Third Amended and
          Restated 1991 Stock Option Plan and Third Amended and Restated 1991 Stock Issuance Plan(1)

10.26**   Satellite Services and Space Segment Lease
          Agreement, dated January 2, 1995, between
          PageMart, Inc. and SpaceCom Systems, Inc.


Exhibit                                                               Sequential
 No.                      Description of Exhibit                       Page No.
- -------                   ----------------------                      ----------
10.27**   Credit Agreement, dated as of May 11, 1995, by and
          among PageMart Nationwide, Inc., the Lenders named
          therein, BT Commercial Corporation, as Agent, and
          Bankers Trust Company, as Issuing Bank

10.28** Subscription Agreement, dated as of May 11, 1995, by and among PageMart Nationwide, Inc. and the investors named therein

10.29+    Amended and Restated Agreement Among Certain
          Stockholders of PageMart Nationwide, Inc. dated as of September 19, 1995

10.30***  Secured promissory note of John D. Beletic, as
          Maker, in favor of PageMart Nationwide, Inc. dated
          May 11, 1995, in the amount of $21,000.

10.31*** Subscription Agreement dated as of July 7, 1995 among PageMart Nationwide, Inc., PageMart Canada
          Holding Corporation and TD Capital Group Ltd.

10.32***  Agreement Among Stockholders among PageMart
          Nationwide, Inc., PageMart International, Inc., TD
          Capital Group Ltd., PageMart Canada Holding
          Corporation and PageMart Canada Limited.

10.33***  Equipment Purchase Agreement between Motorola,
          Inc. and PageMart Wireless, Inc. (2)

10.34***  Technology Asset Agreement dated as of December 1,
          1995 between Motorola, Inc. and PageMart Wireless,
          Inc. (2)

10.35***  PageMart Wireless, Inc. Employee Stock Purchase
          Plan(1)

10.36***  PageMart Wireless, Inc. Nonqualified Formula Stock
          Option Plan for Non-Employee Directors(1)

11.1****  Computation of earnings (loss) per share

21.1***   PageMart Wireless, Inc. Subsidiaries

27.1****  Financial Data Schedule for the year ended December
          31, 1995


   * Each of these exhibits is hereby incorporated by reference to the Form 10-K of the Company for the fiscal year ended December 31, 1994.

   ** Each of these exhibits is hereby incorporated by reference to the Registration Statement on Form S-1 of the Company (Reg. No. 33-91142).


  *** Previously filed.
 **** Filed herewith.


   + Each of these exhibits is hereby incorporated by reference to the Form 8-K of the Company dated October 6, 1995.

   ++ Each of these exhibits is hereby incorporated by reference to the Registration Statement on Form S-8 of the Company (Reg. No. 33-98116).

  (1) This exhibit is a "management contract or compensatory plan or arrangement" required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

  (2) The Company has requested confidential treatment for certain portions of this agreement.