Form 10-Q
period 1996-03-31
PAGEMART WIRELESS INC
filed 1996-05-09
CIK 947268

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================

                                   FORM 10-Q

                                   (MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO ________

                          COMMISSION FILE NO. 33-91142

                            PAGEMART WIRELESS, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                       75-2575229
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)

    6688 N. CENTRAL EXPWY., SUITE 800
             DALLAS, TEXAS                                       75206
  (Address of principal executive offices)                     (Zip code)

                               (214) 750-5809
            (Registrant's telephone number, including area code)

                          PAGEMART NATIONWIDE, INC.
            (Former name, former address and former fiscal year,
                       if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


    YES   X                                              NO
        -----                                               -----

As of May 1, 1996, there were 33,713,226 shares of the registrant's common stock outstanding.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                                                        PAGE
                                                                                                                      ----
ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1995
              AND MARCH 31, 1996  ...................................................................................   3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
              MONTHS ENDED MARCH 31, 1995 AND 1996 ..................................................................   4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
             MONTHS ENDED MARCH 31, 1995 AND 1996 ...................................................................   5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  ......................................................   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS  .........................................................   8

PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS  .....................................................................................  17

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  ...................................................  17

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K .......................................................................  17



                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                  December 31,   March 31,
                                                                      1995         1996
                                                                  ------------   ---------
                                                                                (Unaudited)
ASSETS
- ------
Current assets:
   Cash and cash equivalents                                       $  26,973    $  14,201
   Accounts receivable, net                                           21,503       22,685
   Inventories                                                        11,179       12,775
   Prepaid expenses and other current assets                           2,880        3,504
                                                                   ---------    ---------
         Total current assets                                         62,535       53,165

Restricted investments                                                   500          500
Property and equipment, net                                           52,827       60,674
Narrowband licenses                                                  133,065      133,065
Deferred debt issuance costs, net                                      8,436        8,141
Other assets                                                           6,466        7,303
                                                                   ---------    ---------
         Total assets                                              $ 263,829    $ 262,848
                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
- -------------------------------------

Current liabilities:
   Accounts payable                                                $  23,094    $  26,497
   Current maturities of long-term debt                                5,479        5,660
   Deferred revenue                                                   21,409       22,949
   Other current liabilities                                           6,526        6,182
                                                                   ---------    ---------
         Total current liabilities                                    56,508       61,288

Long-term debt                                                       219,364      225,210

Commitments and contingencies

Stockholders' deficit:
   Common stock, $.0001 par value per share, 75,000,000
      shares authorized, 33,710,053 and 33,711,675 shares issued
      at December 31, 1995 and March 31, 1996, respectively                3            3
   Additional paid-in capital                                        154,601      154,612
   Accumulated deficit                                              (166,090)    (177,708)
   Stock subscriptions receivable                                       (557)        (557)
                                                                   ---------    ---------
         Total stockholders' deficit                                 (12,043)     (23,650)
                                                                   ---------    ---------
         Total liabilities and stockholders' deficit               $ 263,829    $ 262,848
                                                                   =========    =========


     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                         1995             1996
                                                       --------        --------
Revenues:
   Recurring revenue                                   $ 20,464        $ 33,743
   Equipment sales and activation fees                   12,239          14,802
                                                       --------        --------
         Total revenues                                  32,703          48,545

Cost of equipment sold                                   13,378          17,082

Operating expenses:
   Technical                                              5,459           8,090
   Selling                                                8,565           9,447
   General and administrative                             9,698          12,919
   Depreciation and amortization                          2,802           4,248
                                                       --------        --------
         Total operating expenses                        26,524          34,704
                                                       --------        --------
         Operating loss                                  (7,199)         (3,241)

Other (income) expense:
   Interest expense                                       6,660           8,401
   Interest income                                         (498)           (219)
   Other                                                    337             195
                                                       --------        --------
         Total other (income) expense                     6,499           8,377
                                                       --------        --------
Net loss                                               $(13,698)       $(11,618)
                                                       ========        ========

Net loss per share
   (primary and fully diluted)                         $  (0.40)       $  (0.33)
Weighted average number
   of shares outstanding
   (primary and fully diluted)                           34,532          34,688





     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                     1995         1996
                                                                  ---------    ---------
Cash flows from operating activities:
   Net loss                                                       $ (13,698)   $ (11,618)
   Adjustments to reconcile net loss to
      net cash provided by operating activities:
      Depreciation and amortization                                   2,802        4,248
      Provision for bad debt                                          1,744        1,453
      Accretion of discount on senior discount notes                  5,782        7,333
      Changes in certain assets and liabilities:
       (Increase) decrease in accounts receivable                       796       (2,635)
       (Increase) decrease in inventories                             2,114       (1,596)
       (Increase) decrease in prepaid expense and other current
          assets                                                        129         (624)
       (Increase) decrease in other assets, net                         132         (794)
       Increase (decrease) in accounts payable                       (1,953)       3,403
       Increase in deferred revenue                                   3,079        1,540
       Decrease in other current liabilities                            (95)        (344)
                                                                  ---------    ---------
          Net cash provided by operating activities                     832          366
                                                                  ---------    ---------

Cash flows from investing activities:
   Purchase of narrowband licenses                                  (74,079)        --
   Purchases of property and equipment, net                         (10,376)     (11,779)
   Investment in international ventures                                --             (3)
   Purchases of intangible assets                                      (142)         (53)
                                                                  ---------    ---------
          Net cash used in investing activities                     (84,597)     (11,835)
                                                                  ---------    ---------

Cash flows from financing activities:
   Proceeds from issuance of common stock                             5,078         --
   Proceeds from issuance of common stock under
      the stock option/stock issuance plan                                4           11
   Proceeds from issuance of senior discount notes, net              95,001         --
   Deferred debt issuance costs incurred for Revolving Credit
      Agreement                                                        --             (8)
   Borrowings from vendor credit facilities                           3,924         --
   Payments on vendor credit facilities                                (845)      (1,306)
                                                                  ---------    ---------
          Net cash provided by (used in) financing activities       103,162       (1,303)
                                                                  ---------    ---------

Net increase (decrease) in cash and cash equivalents                 19,397      (12,772)

Cash and cash equivalents, beginning of period                       14,507       26,973

                                                                  ---------    ---------
Cash and cash equivalents, end of period                          $  33,904    $  14,201
                                                                  =========    =========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                    $     405    $     556
      Income taxes                                                     --           --



     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 1996

                                  (UNAUDITED)

1.  GENERAL

             PageMart, Inc. ("PageMart") was incorporated as a Delaware corporation on May 8, 1989 to provide wireless messaging products and services. In January 1995, PageMart effected a corporate reorganization pursuant to which PageMart Nationwide, Inc., a Delaware corporation, became the holding company parent of PageMart. In December 1995, the corporate name was changed from PageMart Nationwide, Inc. to PageMart Wireless, Inc. ("Wireless"). Wireless and its subsidiaries are referred to herein as the "Company." The consolidated financial statements of the Company include the accounts of PageMart and PageMart PCS, Inc. ("PageMart PCS"). PageMart PCS holds certain Narrowband Personal Communications Services licenses. The consolidated financial statements of PageMart include the accounts of PageMart II, Inc., PageMart Operations, Inc., PageMart of California, Inc., PageMart of Virginia, Inc. and PageMart International, Inc. Each of these companies is a wholly-owned subsidiary of PageMart. PageMart II, Inc. and PageMart Operations, Inc. hold certain Federal Communications Commission licenses. PageMart International, Inc., which has had no significant operations to date, holds certain investments in an international venture in Canada. Other than these licenses and international investments, the subsidiaries of PageMart have no significant assets or liabilities.

2.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

    Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform with the current year presentation.

3.  NET LOSS PER SHARE

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

4.  LITIGATION

    On July 8, 1994, an action against the Company was filed in the United States District Court for the Eastern District of New York by Universal Contact Communications Inc., a former reseller of the Company's wireless messaging devices. The Company terminated the reseller relationship due to a monetary default by the plaintiff. The Company subsequently contacted plaintiff's customers in an effort to provide continued service directly through the Company, and discontinued plaintiff's paging services. In the complaint, plaintiff alleges, among other things, that the Company violated federal law by making unsolicited advertisements, breached its contract with plaintiff, slandered plaintiff, converted certain confidential information and trade secrets, tortiously interfered with plaintiff's business and contractual relations, and engaged in unfair competition. Plaintiff seeks, among other things, compensatory damages of $500,000 with respect to each of the nine causes of action included in the complaint, punitive damages of $5,000,000, and various forms of injunctive relief. The Company is vigorously defending the action. In management's opinion, the ultimate outcome of this lawsuit is not expected to have a material adverse effect on the results of operations or financial condition of the Company.


5.  SUBSEQUENT EVENT

    The Company has filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in the contemplation of an initial public offering of the Company's Class A Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    As used herein, references to "Wireless" will be deemed to be references solely to PageMart Wireless, Inc., references to "PageMart" will be deemed to be references to Wireless' principal operating subsidiary, PageMart, Inc., and references to the "Company" will be deemed to be references to Wireless and its subsidiaries. This discussion should be read in conjunction with the PageMart Wireless, Inc. and Subsidiaries Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this report.

GENERAL

    The Company has constructed and operates a wireless messaging and communications network and provides paging and other one-way wireless messaging services to its subscribers. In addition, the Company sells and distributes wireless messaging equipment to subscribers, retailers and resellers. It earns recurring revenues from each subscriber in the form of fixed periodic fees and incurs substantial operating expenses in offering its services, including technical, customer service and general and administrative expenses. See "Management's Presentation of Results of Operations."

    Since commencing operations in 1990, the Company has invested heavily in its wireless communications network and administrative infrastructure in order to establish nationwide coverage, sales offices in major metropolitan areas, customer service call centers and centralized administrative support functions. The Company incurs substantial fixed operating costs related to its one-way wireless communications infrastructure, which is designed to serve a much larger subscriber base than the Company currently serves in order to accommodate growth. In addition, the Company incurs substantial costs associated with new subscriber additions. As a result, the Company has generated significant net operating losses for each year of its operations.
See "Management's Presentation of Results of Operations."

    The Company's strategy is to expand its subscriber base as rapidly as possible to increase cash flow through greater utilization of its nationwide wireless communications network. From March 31, 1995 to March 31, 1996, the number of units in service increased from 874,944 to 1,374,146. None of the Company's growth is attributable to acquisitions. Given its growth strategy and the substantial associated selling and marketing expenses, the Company expects to continue to generate operating losses in 1996 from its one-way wireless communications business. In addition, the Company plans to begin development and implementation of two-way wireless messaging services during 1996, and expects to incur additional operating losses during the start-up phase for such services. The Company does not anticipate any significant revenues from two-way services during 1996 or 1997, however it expects to generate significant revenues with respect to two-way services in 1998. The Company's ability to generate operating income is primarily dependent on its ability to attain a sufficiently large installed subscriber base that generates recurring revenues which offset the fixed operating costs of its wireless networks, administration and selling and marketing expenses. The Company intends to achieve this growth by promoting its customized paging and other wireless messaging services through its national sales offices, retail distribution channels, private brand strategic alliances with GTE Corporation, Southwestern Bell Mobile Systems, AT&T Wireless Services, Ameritech Mobile Services, Inc. and long distance reseller Excel Telecommunications, Inc. and international expansion.

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

    The Company derives its recurring revenue primarily from fixed periodic fees for services that are not generally dependent on usage. Consequently, the Company's ability to recoup its initial selling and marketing costs, to meet operating expenses and to achieve profitability is dependent on the average length of each customer's subscription period. As long as a subscriber continues to utilize the Company's service, operating results benefit from the recurring payments of the fixed fees without the incurrence of additional selling expenses by the Company. Conversely, operating results are adversely affected by customer disconnections. Each month a percentage of the Company's existing customers have their service terminated for a variety of reasons, including failure to pay, dissatisfaction with service and switching to a competing service provider. The Company's average monthly disconnection rates for the twelve months ended December 31, 1993, 1994, 1995 and March 31, 1996 were 3.7%, 3.4%, 2.5% and 2.4%, respectively.

    More than 90% of the Company's average monthly revenue per unit ("ARPU") is attributable to fixed fees for airtime, coverage options and features. A portion of the remainder of additional ARPU is dependent on usage.


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

THREE MONTHS ENDED MARCH 31, 1995 AND 1996

Units in Service

    Units in service were 874,944 and 1,374,146 as of March 31, 1995 and 1996, respectively, representing an annual growth rate of 57%. The Company has experienced strong growth in units in service due primarily to the success of its sales and marketing strategies in the direct sales, national retail and third-party reseller channels, as well as from private brand strategic alliance programs.

Revenues

    Revenues for the three months ended March 31, 1995 and 1996 were $32.7 million and $48.5 million, respectively. Recurring revenues for airtime, voicemail and other services for the same periods were $20.5 million and $33.7 million, respectively. Revenues from equipment sales and activation fees for the three months ended March 31, 1995 and 1996 were $12.2 million and $14.8 million, respectively. The increases in recurring revenues and revenues from equipment sales and activation fees were primarily due to the rapid growth in the number of units in service. The increase in equipment sales during the first quarter of 1996 was somewhat offset by a decline in the average price per unit sold. The Company expects equipment prices per unit generally to remain constant or decline only slightly as sales volumes increase.

    The Company's ARPU was $8.28 and $8.61 in the first quarter of 1995 and 1996, respectively. In general, over the past twelve months the Company's ARPU has increased primarily as a result of an increase in subscribers added through retail and direct sales channels. In addition, a portion of the increase in ARPU from the first quarter of 1995 to the first quarter of 1996 was due to a higher mix of multi-city, regional and nationwide services as well as increased sales of other value-added services such as voicemail and toll free numbers. Management anticipates that the Company's ARPU will decline in the foreseeable future due to increased competition and a higher mix of subscribers added through private brand strategic alliance programs and third-party resellers, both of which yield lower ARPU. ARPU is lower for subscribers added through third-party resellers and private brand strategic alliances because these are generally high volume customers that are charged reduced airtime rates. However, because third-party resellers and private brand strategic alliance partners are responsible for selling and marketing costs, billing, collection and other administrative costs associated with end-users, the Company does not incur these costs with respect to such subscribers.

Cost of Equipment Sold

    The cost of equipment sold for the three months ended March 31, 1995 and 1996 was $13.4 million and $17.1 million, respectively. The increase was directly related to the increase in the number of units sold partially offset by lower average pager prices paid to suppliers. The Company expects pager costs generally to remain constant, with only modest reductions in cost to the Company as a result of volume purchases. Management anticipates that loss on equipment sold will increase on a per unit basis for the foreseeable future due to increased competition.

Operating Expenses

    Technical expenses were $5.5 million and $8.1 million for the three months ended March 31, 1995 and 1996, respectively. The increase resulted primarily from the expansion of the Company's nationwide network infrastructure, which resulted in greater expenses associated with the addition of new transmitter sites, transmitter and terminal equipment and telecommunications expenses. On an average monthly cost per unit in service basis, technical expenses were $2.21 and $2.06 in the first quarter of 1995 and 1996, respectively. The per unit decrease was the result of increased operating efficiencies and economies of scale experienced with the growth of the Company's subscriber base. During the three months ended March 31, 1996, the Company incurred $147,000 in technical expenses associated with the development of its two-way wireless messaging services.

    Selling expenses for the three months ended March 31, 1995 and 1996 were $8.6 million and $9.4 million, respectively. This increase resulted from greater marketing and advertising costs related to the significant growth in units sold as well as from increased sales compensation because of the addition of sales personnel in new and existing operating markets. During the first quarter of 1995 and 1996, the Company added 102,214 and 134,122 net new units in service, respectively. Sales and marketing employees increased from 338 at March 31, 1995 to 486 at March 31, 1996. Management believes the net loss on equipment sold to be a component of selling and marketing expenses incurred to add new subscribers because the Company sells, rather than leases units to new subscribers. See "Management's Presentation of Results of Operations."
Selling and marketing expenses per net subscriber addition (including loss on equipment sales) were $95 and $86 for the three months ended March 31, 1995 and 1996, respectively. During the three months ended March 31, 1996, the Company incurred $126,000 in selling expenses associated with its international operations.

    General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) in the first quarter of 1995 and 1996 were $9.7 million and $12.9 million, respectively. This increase was attributable to the Company's expansion of its customer service call centers and continued expansion into new markets to support the growing subscriber base which required additional office space, administrative personnel and customer service representatives. The Company increased the number of representatives in its customer service call centers from 389 on March 31, 1995 to 578 on March 31, 1996, and believes it operates one of the most extensive of such facilities in the paging industry. On an average cost per month per unit in service basis, general and administrative expenses were $3.92 and $3.29 in the first quarter of 1995 and 1996, respectively. The per unit decrease was a result of increased operating efficiencies and economies of scale achieved through the growth of the Company's subscriber base. During the three months ended March 31, 1996, the Company incurred $127,000 in general and administrative expenses associated with the development of its two-way wireless messaging services.

    Depreciation and amortization for the three months ended March 31, 1995 and 1996 was $2.8 million and $4.2 million, respectively. The increase resulted from the expansion of the Company's network infrastructure including transmitter and terminal equipment, as well as the purchase and development of a new centralized administrative system during 1995 and the first three months of 1996. As an average cost per month per unit in service, depreciation and amortization was $1.13 and $1.08 for the three months ended March 31, 1995 and 1996, respectively.

Interest Expense

    Interest expense increased from $6.7 million in the first quarter of 1995 to $8.4 million in the first quarter of 1996. The increase in 1996 was primarily the result of increased interest expense related to the 12 1/4% Senior Discount Notes due 2003 issued by PageMart (the "12 1/4% Notes") and the 15% Senior Discount Notes due 2005 issued by the Company in January 1995 (the "15% Notes"). Interest expense related to the 12 1/4% Notes was $2.8 million and $3.2 million in the first quarter of 1995 and 1996, respectively. Interest expense related to the 15% Notes was $3.2 million and $4.4 million in the first quarter of 1995 and 1996, respectively.

Net Loss

    The Company sustained net losses in the first quarter of 1995 and 1996 of $13.7 million and $11.6 million, respectively, principally due to the cost of funding the growth rate of the Company's subscriber base which resulted in an increase in units sold, selling and marketing expenses, operating expenses and interest expense.

MANAGEMENT'S PRESENTATION OF RESULTS OF OPERATIONS

Comparison with GAAP Presentation

    The Company's unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 1995 and 1996 included elsewhere in this report, have been prepared in accordance with generally accepted accounting principles ("GAAP"). For internal management purposes the Company prepares statements of operations that are derived from the Company's GAAP financial statements but are reordered in a format that management uses for its internal review of the Company's performance and that management believes are useful in understanding the Company's results.

    Management believes that operating profit before selling expenses is a meaningful indicator of the profitability of the Company's installed base of units in service because it measures the recurring revenues received for services less the costs (including depreciation and amortization) associated with servicing that installed base. Operating profit before selling expenses per subscriber per month for the Company's one-way operations has grown from $.33 during the second quarter of 1994 to $2.23 during the first quarter of 1996 due primarily to the Company's increase in subscribers and resulting benefits in economies of scale.

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

Selected Quarterly Results of Operations

    The table below sets forth management's presentation of results of one-way domestic operations and other data on a quarterly basis for the eight most recent fiscal quarters. This presentation should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this report, and should not be considered in isolation or as an alternative to results of operations that are presented in accordance with GAAP.


                                                                          Three Months Ended
                            ------------------------------------------------------------------------------------------------------
                            June 30,  September 30, December 31,  March 31,     June 30,  September 30,   December 31,   March 31,
                              1994        1994         1994         1995         1995         1995           1995          1996
                            --------  ------------- ------------  --------    ----------  -------------   -----------   ----------
                                                                               (Unaudited)
OPERATING DATA:                                                    (In thousands, except other  data)
Recurring revenues          $ 12,946    $ 15,161      $ 17,902    $ 20,464    $   23,387    $   26,994    $   30,658    $   33,743
Service expenses              10,632      12,160        13,688      15,157        16,208        18,192        19,258        20,735
Depreciation and
 amortization                  1,876       2,217         2,354       2,802         3,091         3,469         3,910         4,248
                            --------    --------      --------    --------    ----------    ----------    ----------    ----------
Operating profit before
 selling expenses                438         784         1,860       2,505         4,088         5,333         7,490         8,760
Selling expenses (1)           7,543       9,580        11,732       9,704        10,614        10,889        11,181        11,601
                            --------    --------      --------    --------    ----------    ----------    ----------    ----------
Operating income (loss)     $ (7,105)   $ (8,796)     $ (9,872)   $ (7,199)   $   (6,526)   $   (5,556)   $   (3,691)   $   (2,841)
                            ========    ========      ========    ========    ==========    ==========    ==========    ==========

EBITDA                      $ (5,229)   $ (6,579)     $ (7,518)   $ (4,397)   $   (3,435)   $   (2,087)   $      219    $    1,407
                            ========    ========      ========    ========    ==========    ==========    ==========    ==========
OTHER DATA:
Units in service (2)         495,605     608,427       772,730     874,944     1,008,683     1,131,464     1,240,024     1,374,146
Net subscriber additions      93,588     112,822       164,303     102,214       133,739       122,781       108,560       134,122
ARPU (3)                    $   9.62    $   9.15      $   8.64    $   8.28    $     8.28    $     8.41    $     8.62    $     8.61
Operating profit before
 selling expenses per
 subscriber per month (4)        .33         .47           .90        1.01          1.45          1.66          2.11          2.23
Selling expenses per net
 subscriber addition (1)(5)       81          85            71          95            79            89           103            86
Capital employed per
 unit in service (6)              69          53            42          45            39            39            40            41



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

(6) Calculated by dividing total assets (excluding cash, narrowband personal communications services ("NPCS") licenses and international investments) minus current liabilities (excluding current maturities of long-term debt) at the end of the period, by units in service at the end of the period.

Supplementary Information

    The following table sets forth supplementary financial information related to the Company's various operations:

                                       THREE MONTHS ENDED MARCH 31, 1996
                                       ---------------------------------
                               PAGEMART     PAGEMART       PAGEMART
                               ONE-WAY      TWO-WAY     INTERNATIONAL    TOTAL
                               --------     --------    -------------    -----
                                                 (UNAUDITED)
                                                (IN THOUSANDS)
Revenues                       $  48,545    $    --      $    --      $  48,545
Operating loss                    (2,841)        (274)        (126)      (3,241)
EBITDA                             1,407         (274)        (126)       1,007
Total assets                     119,186      140,251        3,411      262,848
Capital expenditures              11,556          223         --         11,779

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

    Capital expenditures for the three months ended March 31, 1996 were $11.8 million compared to $10.4 million for the three months ended March 31, 1995. Capital expenditures for the first quarter of 1996 include approximately $223,000 related to the development of two-way messaging services. The Company's expansion of its one-way wireless communications network and related administrative facilities will require capital expenditures currently estimated to be an additional $18 million in 1996. During December 1995, the Company committed to purchase $40 million in network infrastructure equipment from a significant vendor from December 1, 1995 to October 31, 1999 (the "Vendor Commitment").

    The Company's net cash provided by operating activities for the three months ended March 31, 1996 was $366,000 compared to $832,000 for the three months ended March 31, 1995. Net cash used in investing activities was $11.8 million for the three months ended March 31, 1996 compared with $84.6 million for the comparable 1995 period. Of the $84.6 million used in investing activities in 1995, $74.1 million was for the acquisition of NPCS licenses and the remainder was primarily for capital expenditures. Net cash used in financing activities, including borrowings and equity issuances was $1.3 million for the three months ended March 31, 1996 compared with net cash provided of $103.2 million for the three months ended March 31, 1995. Cash provided in 1995 resulted primarily from the $100.1 million of net proceeds from the issuance of the 15% Notes and non-voting common stock in January 1995. Long-term obligations, less current maturities, increased by approximately $5.8 million during the three months ended March 31, 1996. The increase resulted from the accretion of the 15% Notes and the 12 1/4% Notes.

    As of March 31, 1996, the Company's indebtedness under vendor financing agreements was $13.7 million, its indebtedness under the 12 1/4% Notes was $98.0 million and its indebtedness under the 15% Notes was $119.1 million.

    The 12 1/4% Notes, which are unsecured senior obligations of PageMart, mature in 2003 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 12 1/4% Notes will cause an increase in indebtedness from March 31, 1996 to November 1, 1998 of $38.5 million. From and after November 1, 1998, interest on the 12 1/4% Notes will be payable semiannually, in cash.

    The 15% Notes, which are unsecured senior obligations of Wireless, mature in 2005 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 15% Notes will cause an increase in indebtedness from March 31, 1996 to February 1, 2000 of $88.1 million. From and after February 1, 2000, interest on the 15% Notes will be payable semiannually, in cash.

    In 1992, PageMart entered into an equipment lease with Glenayre Technologies, Inc. (the "Vendor Lease Financing Agreement"), providing for the financing of transmitter equipment up to a maximum aggregate amount of $15 million, pursuant to lease term schedules mutually agreed upon for lease terms not exceeding 60 months. The Vendor Lease Financing Agreement is not a revolving line of credit and the vendor's commitment expired on December 31, 1995. PageMart has an option, at the expiration of any schedule to purchase all of the equipment leased under that schedule at a nominal purchase price. The weighted average interest rate in effect on March 31, 1996 with respect to the Vendor Lease Financing Agreement was 13.49%.

    In May 1994, PageMart entered into a vendor purchase financing agreement with Motorola, Inc. (the "Vendor Purchase Financing Agreement"), providing for the financing of transmitter equipment over a period of up to 36 months after the acquisition of such equipment up to a maximum aggregate amount of $8 million. The Vendor Purchase Financing Agreement is not a revolving line of credit. The interest rate applicable to such financing is 4% above the prime rate quoted in The Wall Street Journal from time to time. The weighted average interest rate in effect on March 31, 1996 with respect to the Vendor Purchase Financing Agreement was 12.5%.

    In May 1995, the Company entered into a four year Revolving Credit Agreement (the "Revolving Credit Agreement") with BT Commercial Corporation, as Agent, and Bankers Trust Company, as Issuing Bank, which provides for a $50 million revolving line of credit. Currently there are no loans outstanding under the Revolving Credit Agreement. The maximum amount available under the Revolving Credit Agreement at any time is limited to a borrowing base amount equal to the lesser of (i) 80% of eligible accounts receivable plus 50% eligible inventory owned by Wireless, and (ii) an amount equal to the service contribution (as defined in the Revolving Credit Agreement) of Wireless and its subsidiaries for the immediately preceding three-month period times 4.0. As of March 31, 1996, the amount available under the Revolving Credit Agreement was $22.7 million.

    The Vendor Purchase Financing Agreement, the indenture under which the 15% Notes were issued (the "15% Indenture"), the indenture under which the 12 1/4% Notes were issued (the "12 1/4% Indenture") and the Revolving Credit Agreement contain certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets, enter into leases and engage in mergers and consolidations, and the Revolving Credit Agreement requires the Company to maintain certain financial ratios and limits the ability of the Company to make capital expenditures. In addition, the 12 1/4% Indenture prohibits PageMart from paying any dividends or making other distributions on its capital stock, making loans to Wireless, merging or consolidating with Wireless or assuming or guaranteeing any obligations of Wireless unless PageMart is in compliance with certain interest coverage ratios and certain other requirements. PageMart may, however, sell its assets to Wireless in transactions that are arm's length in nature. Wireless is currently a holding company with no business or operations of its own. Because all of Wireless's operations are conducted through its subsidiaries, Wireless's cash flow and consequently its ability to service debt, is almost entirely dependent upon the earnings of its subsidiaries and the distribution of those earnings or upon loans or other payment of funds by those subsidiaries to Wireless. Wireless's subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to Wireless's obligations or to make any funds available therefor, whether by dividends, loans or other payments. Until the maturity of the 12 1/4% Notes, which mature on November 1, 2003, and the indebtedness under the Vendor Purchase Financing Agreement, earlier repayment of such indebtedness or compliance with the requirements of such debt instruments, Wireless will be unable to use any amount of cash generated by the operations of PageMart and its subsidiaries. However, currently Wireless does not have significant cash requirements until August, 2000 when interest on the 15% Notes must be paid in cash.

    On November 15, 1995, the Company purchased through PageMart International, Inc., 200,000 shares of voting common stock of PageMart Canada Limited ("PageMart Canada"), which represents 20% of the ownership of PageMart Canada. PageMart International, Inc. also owns 33% of the voting common stock of the holding company parent of PageMart Canada ("Canada Holding"), which owns the remaining 80% of the voting common stock of PageMart Canada. The Company's investment in Canada Holding and PageMart Canada totals approximately $3.7 million.

    As of March 31, 1996, the Company had approximately $14.2 million in cash and cash equivalents. The Company's cash balances, existing vendor financing arrangements and borrowings under the Revolving Credit Agreement are expected to be sufficient to fund the Company's one-way operations and related capital and debt service requirements through 1997.

    Significant additional financing will be required to fund the construction of a transmission network for two-way services and other start-up costs and selling and marketing expenses associated with the development and implementation of two-way services. The Company anticipates investing $75 to $100 million through fiscal 1997 to test and construct a two-way transmission network. Thereafter, the Company anticipates that the two-way operations may require up to $100 million of additional investment to substantially complete the network buildout. The Company expects to require additional financing to complete the buildout which may include entering into joint venture arrangements, however, there can be no assurance that sufficient financing will be available to the Company. The Company's ability to incur indebtedness is limited by the covenants contained in the 15% Indenture, the 12 1/4% Indenture, the Revolving Credit Agreement and the Vendor Purchase Financing Agreement, and as a result any additional financing may need to be equity financing.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is involved in various lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

    On July 8, 1994, an action against the Company was filed in the United States District Court for the Eastern District of New York by Universal Contact Communications Inc., a former reseller of the Company's wireless messaging devices. The Company terminated the reseller relationship due to a monetary default by the plaintiff. The Company subsequently contacted plaintiff's customers in an effort to provide continued service directly through the Company, and discontinued plaintiff's paging services. In the complaint, plaintiff alleges, among other things, that the Company violated federal law by making unsolicited advertisements, breached its contract with plaintiff, slandered plaintiff, converted certain confidential information and trade secrets, tortiously interfered with plaintiff's business and contractual relations, and engaged in unfair competition. Plaintiff seeks, among other things, compensatory damages of $500,000 with respect to each of the nine causes of action included in the complaint, punitive damages of $5,000,000, and various forms of injunctive relief. The Company is vigorously defending the action. In management's opinion, the ultimate outcome of this lawsuit is not expected to have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    A Consent of Stockholders dated as of March 28, 1996 was executed by certain stockholders holding an aggregate of 12,904,874 shares of the voting common stock (representing 55% of the voting common stock of PageMart Wireless, Inc.) approving an amendment to the Company's Restated Certificate of Incorporation and approving an amendment to the Company's by-laws.

ITEM 6.  EXHIBITS AND REPORTS ON  FORM 8-K

(a) Exhibits

             The exhibits listed on the accompanying index to exhibits are filed as part of this quarterly report.

(b) Reports on Form 8-K

                 None.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.





                                        PAGEMART WIRELESS, INC.


                                        /S/ JOHN D. BELETIC
                                        -------------------
                                        JOHN D. BELETIC
MAY 7, 1996                             CHAIRMAN, PRESIDENT AND
                                        CHIEF EXECUTIVE OFFICER





                                        /S/ G. CLAY MYERS
                                        -----------------
                                        G. CLAY MYERS
MAY 7, 1996                             VICE PRESIDENT, FINANCE,
                                        CHIEF FINANCIAL OFFICER AND
                                        TREASURER (PRINCIPAL FINANCIAL
                                        AND CHIEF ACCOUNTING OFFICER)

                                 EXHIBIT INDEX


EXHIBIT NO.    DESCRIPTION
- -----------    -----------

 4.1 *         Indenture dated as of October 19, 1993, between PageMart, Inc.
               and United States Trust Company of New York, as Trustee, relating to the 12 1/4% Senior Discount Notes due 2003.

 4.2 * Indenture dated as of January 17, 1995 between PageMart Nationwide, Inc. and United States Trust Company of New York, as Trustee, relating to the 15% Senior Discount Notes due 2005.

11.1 ** Statement regarding computation of per share loss for the three months ended March 31, 1996

11.2 ** Statement regarding computation of per share loss for the three months ended March 31, 1995

27.1 **        Financial Data Schedule.



* Each of these exhibits is hereby incorporated by reference to the Registration Statement of the Company on Form S-1, Registration No. 33-91142.

**           Filed herewith