Form 10-K/A
period 1995-12-31
PAGEMART WIRELESS INC
filed 1996-05-21
CIK 947268

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                            --------------------


                                 FORM 10-K/A
                              Amendment No. 2 to


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


     As of March 1, 1996, 33,711,269 shares of the Registrant's Common Stock were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE:  None


================================================================================

                                    PART I
ITEM 1.  BUSINESS

GENERAL


     The Company is one of the fastest growing providers of wireless messaging services in the United States. The Company has grown to become the fifth largest paging carrier in the United States, based on 1,240,024 subscribers at December 31, 1995. The Company's number of subscribers has increased at annual growth rates of 180%, 136% and 60% in 1993, 1994 and 1995, respectively, as compared to an average annual growth rate of approximately 31% for 1993 through 1995 for the paging industry. The Company has made no acquisitions, and all subscriber growth has been internally generated. The Company has invested heavily in order to achieve rapid growth in its subscriber base and, as a result, the Company has sustained net losses of $31.1 million, $45.8 million and $53.1 million for 1993, 1994 and 1995, respectively.


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


         Retail Marketing. The Company believes that it is a leading supplier of paging units to consumers through retail distribution channels. The Company has been selected as the pager supplier for a number of leading retail chains, including Office Depot Inc., Comp USA, Inc., Montgomery Ward Company, Inc., Target Stores, Inc. and Best Buy, Inc.


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



     As a result of these operating advantages, the Company plans to provide a complete array of two-way services at affordable prices, including data and stored voice services, that the Company believes should appeal to a large number of potential subscribers.



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


     THIRD-PARTY RESELLERS. In addition to offering paging and messaging services directly to end-users, the Company also provides services under marketing agreements with third-party resellers. Typically, the Company offers third-party resellers paging services in bulk quantities at a wholesale monthly rate that is lower than the Company's regular retail rates. Approximately 35% of the Company's sales are made through third-party resellers.


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


         With this infrastructure, the satellite is used only in place of other long distance communication options. Both an Rf control link frequency and a paging signal frequency must be employed as with a traditional system. The current broadcast configuration employed by many other leading nationwide carriers has the added inefficiency of satellite transmissions that address their entire nationwide system or entire regions whenever a page transmission is sent, thus limiting the total number of subscribers on the system.


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


         The Company's numeric and alphanumeric paging services can be accessed via local telephone numbers or 800 numbers using a touch-tone key pad or personal computer messaging software. Local numbers are provided by regional telephone companies and 800 number service is provided by long distance telecommunications services providers. The Company uses a nationwide data network to carry all paging traffic from local telephone markets to its satellite uplink facilities in Illinois. This network configuration allows the Company to add new lines quickly and efficiently and provides the Company with back-up power, fire protection and diverse routing capabilities.


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


         The Company does not manufacture any of the pagers used in its paging operations. Currently, the Company buys approximately 60% of its pagers from Motorola with the remainder purchased from other manufacturers. The Company is dependent on such manufacturers to obtain sufficient pager inventory for new subscriber units and replacement needs.


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


                                   InFLEXion       ReFLEX50         ReFLEX25              pACT
Outbound Transmission Speed
  per Channel.................  16,000 bits per   6,400 bits per    6,400 bits per    8,000 bits per
                                    second            second            second            second
Number of Channels(1).........        7                 4                 3                  3
Outbound Throughput(1)........ 112,000 bps per   25,600 bps per       19,200 bps per  24,000 bps per
                                   cluster            area              area              cluster
Frequency Reuse...............      Some               No                (2)               Yes
Message Acknowledgement.......       Yes               Yes               Yes               Yes
Limited Alphanumeric
  Message Response............       Yes               Yes               Yes               Yes
Stored Voice Messaging(3).....       Yes               No                No                (4)


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


         Design. The design of the Company's nationwide NPCS network is expected to be based upon Motorola's ReFLEX25 and InFLEXion technologies in order to achieve efficient use of the Company's spectrum and to accommodate a greater number of subscribers. The Company may also incorporate AT&T's proprietory messaging protocol pACT into its network. The design process requires extensive Rf planning, which involves the selection of specific sites for the placement of transmitters and receivers as well as functioning infrastructure equipment from manufacturers. As part of the design process, the Company's engineers are identifying sites using the Company's proprietary database (as well as other sources), which contains specific information about available sites throughout the nation. Sites are chosen on the basis of their coverage and on frequency propagation characteristics, such as terrain, topography, building penetration and population density. The Company's engineers currently project that the Company's nationwide
    NPCS network will consist of approximately 2,300 transmitter/receiver sites and approximately 1,700 stand-alone receivers when the network is substantially completed.



         Equipment. The infrastructure of the Company's network will consist of radio transmitters and receivers, switches, Rf controllers and ancillary equipment, such as coaxial cable and antennas. The Company plans to purchase this infrastructure equipment (other than the ancillary equipment) from industry leading equipment suppliers, Motorola and Glenayre Technologies, Inc. ("Glenayre"). The Company believes that currently there is only a limited number of suppliers of terminals and transmitters and as a result the Company is dependent on such suppliers for its infrastructure equipment needs. The Company currently has no agreements that require it to purchase infrastructure equipment or messaging units for its two-way services.

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


         The Company expects to purchase a significant portion of its subscriber messaging units from Motorola, with the remainder expected to be purchased from other manufacturers. The Company understands that Motorola has licensed to other wireless equipment manufacturers the relevant signaling system technology, as Motorola has done with signaling system technology for its other FLEX protocols. Although the Company believes that sufficient alternative sources of two-way messaging units will exist, the Company would be adversely affected if it were unable to obtain the units on satisfactory terms. The Company currently has no agreements that require it to purchase infrastructure equipment or messaging units for its two-way services.


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


                                                              FISCAL YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------------------
                                             1991          1992           1993           1994           1995
                                         -----------    -----------    -----------    -----------    -----------
                                           (IN THOUSANDS, EXCEPT UNIT, ARPU, PER SUBSCRIBER AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Recurring revenues ...................   $     3,298    $     6,668    $    24,184    $    56,648    $   101,503
Equipment sales and activation fees ..         5,380          9,837         26,483         53,185         57,688
                                         -----------    -----------    -----------    -----------    -----------
Total revenues .......................         8,678         16,505         50,667        109,833        159,191
Cost of equipment sold ...............         6,436         10,044         28,230         57,835         63,982
Operating expenses ...................        10,844         25,584         47,448         85,322        118,557
                                         -----------    -----------    -----------    -----------    -----------
Operating loss .......................        (8,602)       (19,123)       (25,011)       (33,324)       (23,348)
Interest expense .....................        (1,486)        (2,456)        (6,538)       (12,933)       (30,720)
Interest income ......................            97            529            428            858          1,997
Other ................................          --             --             --             (414)        (1,042)
                                         -----------    -----------    -----------    -----------    -----------
Net loss .............................        (9,991)       (21,050)       (31,121)       (45,813)       (53,113)
                                         ===========    ===========    ===========    ===========    ===========
Net loss per common share ............   $     (1.02)   $     (1.24)   $     (1.51)   $     (1.72)   $     (1.53)
Weighted average number of
  common shares and share
  equivalents outstanding ............         9,814         16,962         20,627         26,574         34,653

BALANCE SHEET DATA
(at period end):
Current assets .......................   $    23,607    $    13,365    $    51,279    $    44,397    $    62,535
Total assets .........................        28,979         30,772         78,773        142,059        263,829
Current liabilities ..................         5,112         14,754         20,198         37,966         56,508
Long-term debt, less
  current maturities .................        11,956         25,059         78,359         92,632        219,364
Stockholders' equity
  (deficit) ..........................        11,911         (9,041)       (19,784)        11,461        (12,043)

OTHER DATA:
Units in service (at period end) .....        52,125        117,034        327,303        772,730      1,240,024
Net subscriber additions .............        37,812         64,909        210,269        445,427        467,294
ARPU(1) ..............................   $      8.27    $      8.66    $      9.81    $      8.64    $      8.62
Operating profit (loss) before selling
  expenses per subscriber
  per month(2) .......................         (7.78)        (12.69)          (.98)           .90           2.11
Selling expenses per net
  subscriber addition(3) .............           146            157             91             81             91
EBITDA(4) ............................        (7,378)       (16,499)       (19,930)       (25,219)       (10,076)
Capital expenditures .................         1,741         13,729         10,810         16,719         33,503
NPCS Licenses acquired(5) ............          --             --             --           58,885         74,079
Depreciation and amortization ........         1,224          2,624          5,081          8,105         13,272

- -------------


(1) Average monthly revenue per unit ("ARPU") is calculated by dividing (i) recurring revenues, consisting of fees for airtime, voicemail, customized coverage options, excess usage fees and other recurring revenues and fees associated with the subscriber base for the quarter by (ii) the average number of units in service for the quarter. ARPU is stated as the monthly average for the final quarter of the year.


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

GENERAL


     The Company has constructed and operates a wireless messaging and communications network and provides paging and other one-way wireless messaging services to its subscribers. In addition, the Company sells and distributes wireless messaging equipment to subscribers, retailers and resellers. The Company earns recurring revenues from each subscriber in the form of fixed periodic fees and incurs substantial operating expenses in offering its services, including technical, customer service and general and administrative expenses. See "-- Management's Presentation of Results of Operations."


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The Company's Board of Directors currently consists of nine members, which number may be increased or decreased from time to time so long as there are no fewer than three nor more than twelve members. The directors and executive officers of the Company, their ages as of March 1, 1996 and positions with the Company are as follows:


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


     Alejandro Perez Elizondo, Director. Mr. Perez has been a Director of the Company since August 1994. Since 1987, Mr. Perez has been associated with Pulsar, a diversified Mexican company with interests in the tobacco, insurance, agriculture, telecommunications, finance and other industries, and is currently Vice President of Diversification of Pulsar Internacional, S.A. de C.V. Mr. Perez is also a director of Ionica L3 Ltd. (a public telephone services company located in U.K.), Novalink Technologies, Inc. (a California modem manufacturing company), Fomento Empresarial Regiomontano, S.A. de C.V. (a Mexico-based telecommunications company), and Kb/Tel Telecommunications S.A. de C.V. (a Mexico-based holding company with investments in communications engineering companies). Mr. Perez was designated by Pulsar pursuant to the Stockholders Agreement. See Item 13. Certain Relationships and Related Transactions--Election of Directors.


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


(2) The fair market value at December 31, 1995 was estimated to be $10.00 per share. The fair market value was determined by the compensation committee of the Company's Board of Directors based on relative market values per share of other paging companies of comparable size and characteristics.


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
  One Embarcadero Center, Ste. 3820
  San Francisco, CA 94111

                                                               SHARES OF   PERCENT OF
                                                                CLASS A      CLASS A
NAME AND ADDRESS OF BENEFICIAL OWNER                         COMMON STOCK COMMON STOCK
- ------------------------------------                         ------------ ------------
Accel Investors `89 L.P.(5) ................................      91,500         *
  One Embarcadero Center, Ste. 3820
  San Francisco, CA 94111

Pulsar .....................................................   2,142,857      9.2%
  Av. Roble, No. 300. Mezzanine
  Edificio Torre Alta
  Garza Garcia, N.L
  Mexico C.P. 66265

Directors and Most Highly Compensated Executive Officers:
  John D. Beletic(6) .......................................     460,003      2.0%
  Roger D. Linquist(7) .....................................   1,525,000      6.6%
  Kenneth L. Hilton(8) .....................................      55,500         *
  Homer L. Huddleston(9) ...................................      22,333         *
  Sandra D. Neal(10) .......................................      64,734         *
  Carol W. Dickson(11) .....................................      15,000         *
  Frank V. Sica(1)(2) ......................................  11,379,874     48.9%
  Guy L. de Chazal(2) ......................................   1,880,839      8.1%
  Arthur Patterson(5)(12) ..................................   3,050,000     13.1%
  Andrew C. Cooper(2) ......................................   1,880,839      8.1%
  Alejandro Perez Elizondo .................................        --           *
  Leigh J. Abramson(1) .....................................   9,499,035     40.8%
All directors and executive officers as a group(13) ........  17,022,857     71.7%


- ---------------
*    Denotes less than 1%.

(1) Each of these entities is an investment partnership for which Frank V. Sica, a director of the Company, is a director of the entity controlling such partnership. Each of these entities (other than MSVCF) is also an investment partnership for which Leigh J. Abramson is an officer of the entity controlling such partnership. The general partner of MSLEF II and the managing general partners of the respective general partners of MSCP III and each of the investment partnerships referred to in footnotes (2) and (3) below are each wholly-owned subsidiaries of Morgan Stanley Group, Inc. ("MS Group").


(2)  This entity is an investment partnership for which Frank V. Sica and Guy
     L. de Chazal, directors of the Company, are directors of the entity controlling such partnership and, in the case of Mr. de Chazal, a general partner of the general partner of such partnership and for which Andrew C. Cooper, a director of the Company, is an officer of the entity controlling such partnership. Frank V. Sica, Guy L. de Chazal and Andrew C. Cooper each disclaim beneficial ownership of such shares.



(3) Includes 256,307 shares owned by MSVCF II, 118,688 shares owned by Morgan Stanley Capital Investors, L.P. ("MSCI"), 73,676 shares owned by Morgan Stanley Venture Investors, L.P. ("MSVI"), 69,345 shares owned by Morgan Stanley Venture Capital Fund II, C.V. ("MSVC II") and 61,582 shares owned by MSCP III 892 Investors, L.P. ("MSCP 892"). Each of MSCI and MSCP 892 is an investment partnership for which the relationships described in footnote (1) above are applicable and Frank V. Sica and Leigh J. Abramson each disclaim beneficial ownership of shares held by such entities. Each of MSVCF II, MSVI and MSVC II is an investment partnership for which the relationships described in footnote (2) above are applicable and Frank V. Sica, Guy L. de Chazal, and Andrew C. Cooper each disclaim beneficial ownership of shares held by such entities.


(4) Mellon Bank, N.A., acts as the trustee ("Mellon") for First Plaza Group Trust ("First Plaza"), a trust under and for the benefit of certain employee benefit plans of General Motors Corporation ("GM") and its subsidiaries. These shares may be deemed to be owned beneficially by General Motors Investment

     Management Corporation ("GMIMCo"), a wholly-owned subsidiary of GM. GMIMCo's principal business is providing investment advice and investment management services with respect to the assets of certain employee benefit plans of GM and its subsidiaries and with respect to the assets of certain direct and indirect subsidiaries of GM and associated entities. GMIMCo's business address is 767 Fifth Avenue, New York, New York. GMIMCo is serving as First Plaza's investment manager with respect to these shares and in that capacity it has the sole power to direct the trustee as to the voting and disposition of these shares. Because of Mellon's limited role, beneficial ownership of the shares by Mellon is disclaimed.


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

     On May 11, 1995, the Company completed the issuance of 3,598,429 shares of common stock in the 1995 Private Stock Offering at a purchase price of $7.00 per share. The net proceeds (after expenses) of the 1995 Private Stock Offering were approximately $24.5 million. Of the shares issued in the 1995 Private Stock Offering, 2,277,286 were purchased by the MS Merchant Banking Funds (as defined herein), other than MSLEF II, and 357,143 shares were purchased by First Plaza Group Trust. The remaining 964,000 shares of common stock were purchased by other institutional investors and the following officers of the
Company: John D. Beletic (3,000 shares), Danial W. Hay (1,000 shares), G. Clay Myers (5,000 shares), Todd A Bergwell (1,000 shares), Lawrence H. Wecsler (1,000 shares), Paul L. Turner (1,000 shares), Kenneth L. Hilton (18,000 shares) and Douglas H. Kramp (15,000 shares).


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

ELECTION OF DIRECTORS


     Pursuant to the Stockholders Agreement among certain Stockholders dated as of September 19, 1995, as amended (the "Stockholders Agreement"), the Morgan Stanley Shareholders have the right to designate and have elected one-half of the members of the Board of Directors of the Company for so long as the total number of shares of Common Stock of the Company owned by the Morgan Stanley Shareholders constitutes at least 50% of the outstanding Common Stock of the Company. If such ownership falls below 50%, the number of directors that the Morgan Stanley Shareholders will have the right to designate and have elected will be reduced to the number of directors which constitutes a percentage representation on the Board equal to the Morgan Stanley Shareholders' aggregate percentage ownership of the outstanding Common Stock of the Company. The rights of each of MSLEF II, MSCP III, MSVCF and MSVCF II to designate and have elected one member of the Board of Directors terminates once the total number of shares of common stock of the Company owned by such investor falls below 7.5%. However, each such stockholder will continue to have such rights if its ownership of Common Stock exceeds 2% and such stockholder has determined that the continued possession of such rights is necessary or desirable in order for such stockholder to qualify as a "venture capital operating company" within the meaning of Department of Labor Regulation Section 2510.3-101. MSVCF has made such a determination and continues, therefore, to have the right to designate and have elected one director.


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

     So long as the Morgan Stanley Shareholders hold securities representing at least 10% of the outstanding Common Stock, the Company is required to maintain compensation and audit committees of its Board of Directors, each consisting of up to four directors. Accel and those members of the Board of Directors who are not designated by the Morgan Stanley Shareholders are each entitled to designate one director on each such committee and the Morgan Stanley Shareholders are entitled to designate up to two directors on each such committee.


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

          10.33**** Equipment Purchase Agreement between Motorola, Inc. and
                    PageMart Wireless, Inc. (2)

          10.34**** Technology Asset Agreement dated as of December 1, 1995 between Motorola, Inc. and PageMart Wireless, Inc. (2)

          10.35***  PageMart Wireless, Inc. Employee Stock Purchase Plan(1)

          10.36***  PageMart Wireless, Inc. Nonqualified Formula Stock Option
                    Plan for Non-Employee Directors(1)

          11.1***   Computation of earnings (loss) per share

          21.1***   PageMart Wireless, Inc. Subsidiaries

          27.1***   Financial Data Schedule for the year ended December 31,
                    1995.


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

Date: May 21, 1996             PAGEMART WIRELESS, INC.
                              (Registrant)

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

       SIGNATURE                    TITLE                             DATE
       ---------                    -----                             ----

/s/ JOHN D. BELETIC           Chairman, President and Chief
- ----------------------------  Executive Officer
    John D. Beletic           (Principal Executive Officer)        May 21, 1996



 /s/ G. CLAY MYERS            Vice President, Finance,
- ----------------------------  Chief Financial Officer
     G. Clay Myers            and Treasurer (Principal
                              Financial and
                              Accounting Officer)                  May 21, 1996



/s/ FRANK V. SICA             Director                             May 21, 1996
- ----------------------------
    Frank V. Sica

/s/ GUY L. DE CHAZAL          Director                             May 21, 1996
- ----------------------------
    Guy L. de Chazal

/s/ ARTHUR PATTERSON          Director                             May 21, 1996
- ----------------------------
    Arthur Patterson

                              Director
- ----------------------------
    Andrew C. Cooper

/s/ ROGER D. LINQUIST         Director                             May 21, 1996
- ----------------------------
    Roger D. Linquist

/s/ LEIGH J. ABRAMSON         Director                             May 21, 1996
- ----------------------------
    Leigh J. Abramson

/s/ ALEJANDRO PEREZ ELIZONDO  Director                             May 21, 1996
- ----------------------------
    Alejandro Perez Elizondo

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

3. NARROWBAND PERSONAL COMMUNICATIONS SERVICES LICENSES


     During July and December 1994, the Company participated in auctions of NPCS frequencies conducted by the FCC. As a result of the auctions, the Company was awarded two nationwide NPCS licenses for a total purchase price of approximately $133 million. Amortization of the NPCS licenses will commence when placed in service. The NPCS licenses will be amortized over a period not to exceed 40 years. The Company intends to follow the provisions of Statement of Financial Accounting Standards No. 34 "Capitalization of Interest Cost" with respect to its NPCS licenses and the related construction of its two-way messaging network.


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

10.33**** Equipment Purchase Agreement between Motorola,
          Inc. and PageMart Wireless, Inc. (2)

10.34**** Technology Asset Agreement dated as of December 1,
          1995 between Motorola, Inc. and PageMart Wireless,
          Inc. (2)

10.35***  PageMart Wireless, Inc. Employee Stock Purchase
          Plan(1)

10.36***  PageMart Wireless, Inc. Nonqualified Formula Stock
          Option Plan for Non-Employee Directors(1)

11.1***   Computation of earnings (loss) per share

21.1***   PageMart Wireless, Inc. Subsidiaries

27.1***   Financial Data Schedule for the year ended December
          31, 1995


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