Form 10-Q/A
period 1996-03-31
PAGEMART WIRELESS INC
filed 1996-05-21
CIK 947268

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================

                                   FORM 10-Q/A


                              Amendment No. 1 to


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


    General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) in the first quarter of 1995 and 1996 were $9.7 million and $12.9 million, respectively. This increase was attributable to the Company's expansion of its customer service call centers and continued expansion into new markets to support the growing subscriber base which required additional office space, administrative personnel and customer service representatives. The Company increased the number of representatives in its customer service call centers from 389 on March 31, 1995 to over 575 on March 31, 1996, and believes it operates one of the most extensive of such facilities in the paging industry. On an average cost per month per unit in service basis, general and administrative expenses were $3.92 and $3.29 in the first quarter of 1995 and 1996, respectively. The per unit decrease was a result of increased operating efficiencies and economies of scale achieved through the growth of the Company's subscriber base. During the three months ended March 31, 1996, the Company incurred $127,000 in general and administrative expenses associated with the development of its two-way wireless messaging services.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


    A Consent of Stockholders dated as of March 28, 1996 was executed by certain stockholders holding an aggregate of 12,904,874 shares of the voting common stock (representing 55% of the voting common stock of PageMart Wireless, Inc.) approving an amendment to the Company's Restated Certificate of Incorporation and approving an amendment to the Company's by-laws. The amendment to the Company's Restated Certificate of Incorporation increased the number of authorized shares of Class A Common Stock to 60,000,000 shares and the amendment to the Company's by-laws increased the maximum number of directors on the Company's Board of Directors from nine to twelve.


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

MAY 21, 1996                            CHAIRMAN, PRESIDENT AND

                                        CHIEF EXECUTIVE OFFICER





                                        /S/ G. CLAY MYERS
                                        -----------------
                                        G. CLAY MYERS

MAY 21, 1996                            VICE PRESIDENT, FINANCE,

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


**           Previously filed