Form 10-Q
period 1996-06-30
PAGEMART WIRELESS INC
filed 1996-08-02
CIK 947268

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM            TO
                                           ----------    ----------

                          COMMISSION FILE NO. 33-91142

                            PAGEMART WIRELESS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                           75-2575229
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                            Identification No.)

  6688 N. CENTRAL EXPWY., SUITE 800
          DALLAS, TEXAS                                             75206
(Address of principal executive offices)                          (Zip code)

                                 (214) 750-5809
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X                     NO
    ----------            ----------

As if August 1, 1996, there were 39,730,593 shares of the registrant's common stock outstanding.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 1995
           and June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . .   3

         Condensed Consolidated Statements of Operations for the
           Three and Six Months Ended June 30, 1995 and 1996 . . . . . . . .   4


         Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 1995 and 1996 . . . . . . . . . . . . . . .   5

         Notes to Condensed Consolidated Financial Statements  . . . . . . .   6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . . . . . . .   8

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . .  17

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . .  17

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .  17

                   PAGEMART WIRELESS, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except share amounts)




                                                                    December 31,        June 30,
                                                                        1995              1996
                                                                    ------------      -------------
                                                                                       (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                         $     26,973      $      49,833
  Accounts receivable, net                                                21,503             29,283
  Inventories                                                             11,179             15,990
  Prepaid expenses and other current assets                                2,880              2,815
                                                                    ------------      -------------
      Total current assets                                                62,535             97,921

Restricted investments                                                       500                  -

Property and equipment, net                                               52,827             71,515

Narrowband licenses                                                      133,065            133,065

Deferred debt issuance costs, net                                          8,436              7,500

Other assets                                                               6,466              6,959
                                                                    ------------      -------------
      Total assets                                                  $    263,829      $     316,960
                                                                    ============      =============
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable                                                  $     23,094      $      24,262
  Current maturities of long-term debt                                     5,479                  -
  Deferred revenue                                                        21,409             26,079
  Other current liabilities                                                6,526              7,045
                                                                    ------------      -------------
      Total current liabilities                                           56,508             57,386

Long-term debt                                                           219,364            224,720

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock $.0001 par value per share, 75,000,000
     shares authorized, 33,710,053 and 39,730,593 shares
     issued at December 31, 1995 and June 30, 1996,
     respectively                                                              3                  4
  Additional paid-in capital                                             154,601            225,234
  Accumulated deficit                                                   (166,090)          (189,837)
  Stock subscriptions receivable                                            (557)              (547)
                                                                    ------------      -------------
      Total stockholders' equity (deficit)                               (12,043)            34,854
                                                                    ------------      -------------
      Total liabilities and stockholders' equity (deficit)          $    263,829      $     316,960
                                                                    ============      =============



    The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                   PAGEMART WIRELESS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                 (Unaudited)



                                          Three Months Ended June 30,
                                          ----------------------------
                                              1995           1996
                                          -------------  -------------
Revenues:
  Recurring revenue                       $      23,387  $      36,964
  Equipment sales and activation fees            13,896         12,153
                                          -------------  -------------
          Total revenues                         37,283         49,117

Cost of equipment sold                           15,294         14,641

Operating expenses:
  Technical                                       6,141          8,833
  Selling                                         9,216         10,464
  General and administrative                     10,067         13,043
  Depreciation and amortization                   3,091          4,942
                                          -------------  -------------
          Total operating expenses               28,515         37,282
                                          -------------  -------------
          Operating loss                         (6,526)        (2,806)

Other (income) expense:
  Interest expense                                7,768          8,915
  Interest income                                  (541)          (146)
  Other                                             271            554
                                          -------------  -------------
          Total other (income) expense            7,498          9,323
                                          -------------  -------------
Net loss                                  $     (14,024) $     (12,129)
                                          =============  =============


Net loss per share
  (primary and fully diluted)             $       (0.42) $       (0.34)

Weighted average number
   of shares outstanding
  (primary and fully diluted)                    33,108         35,633



                                           Six Months Ended June 30,
                                          ----------------------------
                                              1995           1996
                                          -------------  -------------
Revenues:
  Recurring revenue                       $      43,851  $      70,707
  Equipment sales and activation fees            26,135         26,955
                                          -------------  -------------
          Total revenues                         69,986         97,662

Cost of equipment sold                           28,672         31,723

Operating expenses:
  Technical                                      11,600         16,923
  Selling                                        17,781         19,911
  General and administrative                     19,765         25,962
  Depreciation and amortization                   5,893          9,190
                                          -------------  -------------
          Total operating expenses               55,039         71,986
                                          -------------  -------------
          Operating loss                        (13,725)        (6,047)

Other (income) expense:
  Interest expense                               14,428         17,316
  Interest income                                (1,039)          (365)
  Other                                             608            749
                                          -------------  -------------
          Total other (income) expense           13,997         17,700
                                          -------------  -------------
Net loss                                  $     (27,722) $     (23,747)
                                          =============  =============

Net loss per share
  (primary and fully diluted)             $       (0.87) $       (0.68)

Weighted average number
   of shares outstanding
  (primary and fully diluted)                    32,028         35,162


     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                   PAGEMART WIRELESS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)



                                                                                     Six months Ended June 30,
                                                                                    ----------------------------
                                                                                        1995             1996
                                                                                    -----------      -----------
Cash flows from operating activities:
  Net loss                                                                          $   (27,722)     $   (23,747)
  Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities
     Depreciation and amortization                                                        5,893            9,190
     Provision for bad debt                                                               3,478            2,777
     Accretion of discount on senior discount notes                                      12,409           14,904
     Changes in certain assets and liabilities:
       Increase in accounts receivable                                                   (3,448)         (10,557)
       (Increase) decrease in inventories                                                 1,916           (4,811)
       (Increase) decrease in prepaid expenses and other current assets                    (251)              65
       (Increase) decrease in other assets, net                                             479             (135)
       Increase in accounts payable                                                       2,429            1,168
       Increase in deferred revenue                                                       4,507            4,670
       Increase in other current liabilities                                              1,942              519
                                                                                    -----------      -----------
            Net cash provided by (used in) operating activities                           1,632           (5,957)
                                                                                    -----------      -----------

Cash flows from investing activities:
  Purchase of narrowband licenses                                                       (74,079)               -
  Purchases of property and equipment, net                                              (17,309)         (27,197)
  Release of restricted cash                                                                  -              500
  Other                                                                                    (181)             (89)
                                                                                    -----------      -----------
            Net cash used in investing activities                                       (91,569)         (26,786)
                                                                                    -----------      -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                                            29,578           70,500
  Proceeds from issuance of common stock under
     the stock option/stock issuance plan                                                     6              134
  Payment of stock subscriptions receivable                                                   -               10
  Proceeds from issuance of senior discount notes, net                                   95,001                -
  Deferred debt issuance costs incurred for Revolving Credit Agreement                   (1,274)             (14)
  Borrowings from vendor credit facilities                                                5,732                -
  Payments on vendor credit facilities                                                   (1,933)         (15,027)
                                                                                    -----------      -----------
            Net cash provided by financing activities                                   127,110           55,603
                                                                                    -----------      -----------

Net increase in cash and cash equivalents                                                37,173           22,860

Cash and cash equivalents, beginning of period                                           14,507           26,973
                                                                                    -----------      -----------
Cash and cash equivalents, end of period                                            $    51,680      $    49,833
                                                                                    ===========      ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
       Interest                                                                     $       939      $     1,034
       Income taxes                                                                 $         -      $         -


     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1996

                                  (UNAUDITED)

1.  GENERAL

         PageMart, Inc. ("PageMart") was incorporated as a Delaware corporation on May 8, 1989 to provide wireless messaging products and services. In January 1995, PageMart effected a corporate reorganization pursuant to which PageMart Nationwide, Inc., a Delaware corporation, became the holding company parent of PageMart. In December 1995, the corporate name was changed from PageMart Nationwide, Inc. to PageMart Wireless, Inc. ("Wireless"). Wireless and its subsidiaries are referred to herein as the "Company." The consolidated financial statements of the Company include the accounts of PageMart and PageMart PCS, Inc., a wholly-owned subsidiary of Wireless ("PageMart PCS"). PageMart PCS holds certain narrowband personal communications services licenses. The consolidated financial statements of PageMart include the accounts of PageMart II, Inc., PageMart Operations, Inc., PageMart of California, Inc., PageMart of Virginia, Inc. and PageMart International, Inc. Each of these companies is a wholly-owned subsidiary of PageMart. PageMart II, Inc. and PageMart Operations, Inc. hold certain Federal Communications Commission licenses. PageMart International, Inc., which has had no significant operations to date, holds certain investments in an international venture in Canada. Other than these licenses and international investments, the subsidiaries of PageMart have no significant assets or liabilities.

2.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

3.  NET LOSS PER SHARE

         Net loss per share amounts as reflected on the statements of operations are based upon the weighted average number of common shares outstanding. As required by the Securities and Exchange Commission rules, all warrants, options and shares issued during the year immediately preceding the initial public offering (see note 5) are assumed to be outstanding prior to the closing of the initial public offering for all periods presented. Shares issuable upon the exercise of stock options and warrants granted before the year immediately preceding the initial public offering or after the closing of the initial public offering were not included in the net loss per share calculation as the effect from the exercise of those options would be antidilutive.

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

5.  INITIAL PUBLIC OFFERING

         On June 19, 1996, the Company issued an aggregate of 6,000,000 shares of Class A Common Stock in an initial public offering (the "Offering") at a price of $13.00 per share. The Company received proceeds from the Offering of approximately $70.5 million, after deducting underwriting discounts, commissions, fees and expenses associated with the Offering. Upon receipt of the net proceeds, the Company retired vendor debt of approximately $12.9 million and repaid approximately $11.9 million of loans outstanding under the Company's revolving credit facility. The remaining proceeds are expected to be used to fund the initial construction of the Company's narrowband personal communications service transmission network and for general corporate purposes.

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

         When used in this discussion, the words 'estimate,' 'project' and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the timely development and acceptance of new products, the impact of competitive products and pricing, and those discussed below or in the Company's Form 10-K for the year ended December 31, 1995, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

         Since commencing operations in 1990, the Company has invested heavily in its one-way wireless communications network and administrative infrastructure in order to establish nationwide coverage, sales offices in major metropolitan areas, customer service call centers and centralized administrative support functions. The Company incurs substantial fixed operating costs related to its one-way wireless communications infrastructure, which is designed to serve a much larger subscriber base than the Company currently serves in order to accommodate growth. In addition, the Company incurs substantial costs associated with new subscriber additions. As a result, the Company has generated significant net operating losses for each year of its operations. See "Management's Presentation of Results of Operations."

         The Company's strategy is to expand its subscriber base as rapidly as possible to increase cash flow through greater utilization of its nationwide wireless communications network. From June 30, 1995 to June 30, 1996, the number of domestic units in service increased from 1,008,683 to 1,524,297.
None of the Company's growth is attributable to acquisitions. Given its growth strategy and the substantial associated selling and marketing expenses, the Company expects to continue to generate operating losses in 1996 from its one-way wireless communications business. In addition, the Company plans to begin development and implementation of two-way wireless messaging services during 1996 and 1997, and expects to incur additional operating losses during the start-up phase for such services. The Company does not anticipate any significant revenues from two-way services during 1996 or 1997; however, it expects to generate significant revenues with respect to two-way services in 1998. The Company's ability to generate operating income is primarily dependent on its ability to attain a sufficiently large installed subscriber base that generates recurring revenues which offset the fixed operating costs of its wireless networks, administration and selling and marketing expenses. The Company intends to achieve this growth by promoting its customized paging and other wireless messaging services through its national sales offices, retail distribution channels, private brand strategic alliances with GTE Corporation, Southwestern Bell Mobile Systems, AT&T Wireless Services, Ameritech Mobile Services, Inc. and long distance reseller EXCEL Telecommunications, Inc., and international expansion.

         During the three months ended June 30, 1996, the Company's affiliate PageMart Canada Limited ("PageMart Canada") added 1,637 subscribers. As a result of its ownership interest in PageMart Canada, the Company's share of the units in service of PageMart Canada was 760 units at June 30, 1996.

         Unlike most other paging carriers, the Company sells, rather than leases, substantially all of the messaging equipment used by its subscribers. As a result, the Company has much less capital invested in messaging equipment than other paging carriers since it recoups a substantial portion of messaging equipment costs upon sale to retailers and subscribers. This results in significantly lower capital expenditures, depreciation and amortization than if the Company leased such equipment to its subscribers. In addition, the Company's financial results are much different from other paging carriers that lease messaging equipment to subscribers because the Company recognizes the cost of messaging equipment sold in connection with adding new subscribers at the time of sale rather than capitalizing and depreciating the cost of messaging equipment over periods ranging from three to five years as occurs with paging carriers that lease messaging equipment to subscribers. In addition, the Company's retail distribution strategy results in the recognition of expenses associated with messaging equipment sales and other sales and marketing expenses in advance of new subscribers being added to the base and generating revenues (as retailers carry inventory).

         The Company sells its messaging equipment through multiple distribution channels, including direct sales, third-party resellers, private brand strategic alliances and local and national retail stores. Selling and marketing expenses are primarily attributable to compensation paid to the Company's sales force, advertising and marketing costs and to losses resulting from the fact that, for competitive and marketing reasons, the Company generally sells each new unit for less than its acquisition cost. The Company's accounting practices result in selling and marketing expenses, including loss on sale of equipment, being recorded at the time a unit is sold. Units sold by the Company during a given month may exceed units activated and in service due to inventory stocking and distribution strategies of the retailers. As a result, selling and marketing expenses per net subscriber addition may fluctuate from period to period. In general, the Company anticipates that, based on its recent experience, 90% of its units sold through retail distribution channels will be activated and in service within 75 days of shipment.

         The Company derives its recurring revenue primarily from fixed periodic fees for services that are not generally dependent on usage. Consequently, the Company's ability to recoup its initial selling and marketing costs, to meet operating expenses and to achieve profitability is dependent on the average length of each customer's subscription period. As long as a subscriber continues to utilize the Company's service, operating results benefit from the recurring payments of the fixed fees without the incurrence of additional selling expenses by the Company. Conversely, operating results are adversely affected by customer disconnections. Each month a percentage of the Company's existing customers have their service terminated for a variety of reasons, including failure to pay, dissatisfaction with service and switching to a competing service provider. The Company's average monthly disconnection rates for the twelve months ended December 31, 1993, 1994, 1995 and June 30, 1996 were 3.7%, 3.4%, 2.5% and 2.2%, respectively.

         Approximately 90% of the Company's average monthly revenue per unit ("ARPU") is attributable to fixed fees for airtime, coverage options and features. A portion of the remainder of additional ARPU is dependent on usage.

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

THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1996

Units in Service

         Units in service from domestic operations were 1,008,683 and 1,524,297 as of June 30, 1995 and 1996, respectively, representing an annual growth rate of 51%. In addition, during the quarter ended June 30, 1996, PageMart Canada added 1,637 subscribers. As a result of its ownership interest in PageMart Canada, the Company's share of the units in service of PageMart Canada was 760 units at June 30, 1996. The Company has experienced strong growth in units in service due primarily to the success of its sales and marketing strategies in the direct sales, national retail and third-party reseller channels, as well as from private brand strategic alliance programs.

Revenues

         Revenues for the three and six months ended June 30, 1996 were $49.1 million and $97.7 million, respectively, compared to $37.3 million and $70.0 million for the three and six months ended June 30, 1995. Recurring revenues for airtime, voicemail, and other services for the three and six months ended June 30, 1996 were $37.0 million and $70.7 million, respectively, compared to $23.4 million and $43.9 million for the comparable periods ended June 30, 1995. Revenues from equipment sales and activation fees for the three and six months ended June 30, 1996 were $12.2 million and $27.0 million, respectively, compared to $13.9 million and $26.1 million for the comparable periods ended June 30, 1995. The increases in recurring revenues and revenues from equipment sales and activation fees were primarily due to the rapid growth in the number of units in service. The increase in equipment sales during 1996 was somewhat
offset by a decline in the average price per unit sold.   The Company expects
equipment prices per unit generally to remain constant or decline only slightly as sales volumes increase.

         The Company's ARPU was $8.28 and $8.50 in the second quarter of 1995 and 1996, respectively. In general, over the past twelve months the Company's ARPU has increased primarily as a result of an increase in subscribers added through retail and direct sales channels. In addition, a portion of the increase in ARPU from the second quarter of 1995 to the second quarter of 1996 was due to a higher mix of multi-city, regional and nationwide services as well as increased sales of other value-added services such as voicemail and toll free numbers. Management anticipates that the Company's ARPU will decline in the foreseeable future due to a higher mix of subscribers added through private brand strategic alliance programs and third-party resellers, which yield lower ARPU. ARPU is lower for subscribers added through third-party resellers and private brand strategic alliances because these are generally high volume customers that are charged reduced airtime rates. However, because third-party resellers and private brand strategic alliance partners are responsible for selling and marketing costs, billing, collection and other administrative costs associated with end-users, the Company does not incur these costs with respect to such subscribers.

Cost of Equipment Sold

         The cost of equipment sold for the three and six months ended June 30, 1996 was $14.6 million and $31.7 million, respectively, compared to $15.3 million and $28.7 million for the three and six months ended June 30, 1995, respectively. The change in 1996 was a combination of an increase in the number of units sold combined with lower average pager prices paid to suppliers. The Company expects pager costs generally to remain constant, with only modest reductions in cost to the Company as a result of volume purchases. Management anticipates that loss on equipment sold will increase on a per unit basis for the foreseeable future due to increased competition.

Operating Expenses

         Technical expenses were $8.8 million and $16.9 million for the three and six months ended June 30, 1996, respectively, compared to $6.1 million and $11.6 million for the comparable 1995 periods. The increase in 1996 resulted primarily from the expansion of the Company's nationwide network infrastructure, which resulted in greater expenses associated with the addition of new transmitter sites, transmitter and terminal equipment and telecommunications expenses. On an average monthly cost per unit in service basis, technical expenses were $2.17 and $2.03 in the second quarter of 1995 and 1996, respectively, compared to $2.17 and $2.04 for the six months ended June 30, 1995 and 1996, respectively. During the three and six months ended June 30, 1996, the Company incurred $50,000 and $197,000, respectively, in technical expenses associated with the development of its two-way wireless messaging services.

         Selling expenses were $10.5 million and $19.9 million for the three and six months ended June 30, 1996, respectively, compared to $9.2 million and $17.8 million for the three and six months ended June 30, 1995, respectively. The increase in 1996 resulted from greater marketing and advertising costs related to the significant growth in units sold, as well as from increased sales compensation because of the addition of sales personnel in new and existing operating markets. During the six months ended June 30, 1995 and 1996, the Company added 235,953 and 284,273 net new domestic units in service, respectively. Sales and marketing employees increased from 450 at June 30, 1995 to 531 at June 30, 1996. Management views the net loss on equipment sold to be a component of selling and marketing expenses incurred to add new subscribers. See "Management's Presentation of Results of Operations." Selling and marketing expenses per net subscriber addition (including loss on equipment sales) were $86 for both the six months ended June 30, 1995 and 1996. During the three and six months ended June 30, 1996, the Company incurred $116,000 and $242,000, respectively, in selling expenses associated with its international operations.

         General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for the three and six months ended June 30, 1996 were $13.0 million and $26.0 million, respectively, compared to $10.1 million and $19.8 million for the comparable 1995 periods. The increase was attributable to the Company's expansion of its customer service call centers and continued expansion into new markets to support the growing subscriber base which required additional office space, administrative personnel and customer service representatives. The Company increased the number of representatives in its customer service call centers from 493 on June 30, 1995 to 561 on June 30, 1996, and believes its operates one of the most extensive of such facilities in the paging industry. On an average cost per month per unit in service basis, general and administrative expenses were $3.56 and $3.00 in the second quarter of 1995 and 1996, respectively, and $3.70 and $3.13 for the six months ended June 30, 1995 and 1996, respectively. The per unit decrease was a result of increased operating efficiencies and economies of scale achieved through the growth of the Company's subscriber base. During the six months ended June 30, 1996, the Company incurred $127,000 in general and administrative expenses associated with the development of its two-way wireless messaging services.

         Depreciation and amortization for the three and six months ended June 30, 1996 were $4.9 million and $9.2 million, respectively, compared to $3.1 million and $5.9 million for the comparable periods ended June 30, 1995. The increase in 1996 resulted from the expansion of the Company's network infrastructure including transmitter and terminal equipment, as well as the purchase and development of a new centralized administrative system during 1995 and the first half of 1996. As an average cost per month per unit in service, depreciation and amortization was $1.09 and $1.14 in the second quarter of 1995 and 1996, respectively, and was $1.10 and $1.11 for the six months ended June 30, 1995 and 1996, respectively.

Interest Expense

         Interest expense for the three and six months ended June 30, 1996 was $8.9 million and $17.3 million, respectively, compared to $7.8 million and $14.4 million for the comparable periods ended June 30, 1995. The increase in 1996 was primarily the result of increased interest expense related to the 12 1/4% Senior Discount Notes due 2003 issued by PageMart (the "12 1/4% Notes") and the 15% Senior Discount Notes due 2005 issued by Wireless in January 1995 (the "15% Notes"). Interest expense related to the 12 1/4% Notes was $2.9 million and $3.3 million for the three months ended June 30, 1995 and 1996, respectively, and was $5.7 million and $6.5 million for the six months ended June 30, 1995 and 1996, respectively. Interest expense related to the 15% Notes was $3.9 million and $4.5 million for the three months ended June 30, 1995 and 1996, respectively, and was $7.1 million and $8.9 million for the six months ended June 30, 1995 and 1996, respectively.

Net Loss

         The Company sustained net losses for the three and six months ended June 30, 1996 of $12.1 million and $23.7 million, respectively, compared to $14.0 million and $27.7 million for the three and six months ended June 30, 1995, respectively, principally due to the cost of funding the growth rate of the Company's subscriber base which resulted in an increase in units sold, selling and marketing expenses, operating expenses and interest expense.

MANAGEMENT'S PRESENTATION OF RESULTS OF OPERATIONS

Comparison with GAAP Presentation

         The Company's unaudited condensed consolidated financial statements for the three and six months ended June 30, 1995 and 1996 included elsewhere in this report, have been prepared in accordance with generally accepted accounting principles ("GAAP"). For internal management purposes the Company prepares statements of operations that are derived from the Company's GAAP financial statements but are reordered in a format that management uses for its internal review of the Company's performance and that management believes is useful in understanding the Company's results.

         Management believes that operating profit before selling expenses is a meaningful indicator of the profitability of the Company's installed base of units in service because it measures the recurring revenues received for services less the costs (including depreciation and amortization) associated with servicing that installed base. Operating profit before selling expenses per subscriber per month for the Company's one-way operations has grown from $.47 during the third quarter of 1994 to $2.35 during the second quarter of 1996 due primarily to the Company's increase in subscribers, operating efficiency and resulting benefits in economies of scale.

         In addition, selling and marketing expenses (including loss on equipment sold) provide a measure of the costs associated with obtaining new subscribers that the Company needs to generate the incremental recurring revenue necessary to achieve profitability. Under the GAAP presentation, recurring revenues and equipment and activation revenues are aggregated and are not separately compared to the costs associated with each.

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

         Technical Expenses. This item is the same under the management and GAAP presentations.

         General and Administrative Expenses. This item is the same under the management and GAAP presentations.

         Depreciation and Amortization. This item is the same under the management and GAAP presentations.

         Operating Profit Before Selling Expenses. Operating profit before selling expenses under the management presentation is equal to recurring revenues less technical expenses, general and administrative expenses and depreciation and amortization. Operating profit before selling expenses is not derived pursuant to GAAP.

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

Selected Quarterly Results of Operations

         The table below sets forth management's presentation of results of one-way domestic operations and other data on a quarterly basis for the eight most recent fiscal quarters. This presentation should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto included elsewhere in this report and the Company's quarterly reports on Form 10-Q for the corresponding periods below, and should not be considered in isolation or as an alternative to results of operations that are presented in accordance with GAAP (in thousands, except other data).



                                                        Three Months Ended
- -------------------------------------------------------------------------------------------------------------------------------
                         Sept. 30,     Dec.  31,  March 31,    June 30,    Sept. 30,       Dec. 31,    March 31,    June 30,
                           1994          1994        1995       1995         1995            1995        1996         1996
                           ----          ----        ----       ----         ----            ----        ----        -------
                                                              (Unaudited)
OPERATING DATA:
Recurring revenues        $ 15,161      $ 17,902   $ 20,464  $   23,387    $   26,994    $   30,658   $   33,743  $   36,964
Technical expenses           4,199         4,802      5,459       6,141         6,842         7,015        7,943       8,783

General and
  administrative
  expenses                   7,961         8,886      9,698      10,067        11,350        12,243       12,792      13,043

Depreciation and
  amortization               2,217         2,354      2,802       3,091         3,469         3,910        4,248       4,942
                          --------      --------   --------  ----------    ----------    ----------   ----------  ----------
Operating profit
  before selling
  expenses                     784         1,860      2,505       4,088         5,333         7,490        8,760      10,196
Selling expenses (1)         9,580        11,732      9,704      10,614        10,889        11,181       11,601      12,836
                          --------      --------   --------  ----------    ----------    ----------   ----------  ----------
Operating income
  (loss)                  $ (8,796)     $ (9,872)  $ (7,199) $   (6,526)   $   (5,556)   $   (3,691)  $   (2,841) $   (2,640)
                          ========      ========   ========  ==========    ==========    ==========   ==========  ==========
EBITDA                    $ (6,579)     $ (7,518)  $ (4,397) $   (3,435)   $   (2,087)   $      219   $    1,407  $    2,302
                          ========      ========   ========  ==========    ==========    ==========   ==========  ==========

OTHER DATA:
Units in service (2)       608,427       772,730    874,944   1,008,683     1,131,464     1,240,024    1,374,146   1,524,297
Net subscriber
  additions                112,822       164,303    102,214     133,739       122,781       108,560      134,122     150,151
ARPU (3)                  $   9.15      $   8.64   $   8.28  $     8.28    $     8.41    $     8.62   $     8.61  $     8.50
Operating profit
  before selling
  expenses per
  subscriber per
  month (4)                    .47           .90       1.01        1.45          1.66          2.11         2.23        2.35
Selling expenses per
  net subscriber
  addition (1)(5)               85            71         95          79            89           103           86          85
Capital employed per
  unit in service (6)           53            42         45          39            39            40           41          49





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

Supplementary Information

         The following table sets forth supplementary financial information related to the Company's various operations (in thousands):

                                                                  THREE MONTHS ENDED JUNE 30, 1996
                                                                  --------------------------------
                                                   PAGEMART          PAGEMART           PAGEMART
                                                    ONE-WAY           TWO-WAY         INTERNATIONAL(1)      TOTAL
                                                    -------           -------         -------------         -----
                                                                              (UNAUDITED)
Revenues                                           $ 49,117         $      --          $       --         $ 49,117
Technical expense                                     8,783                50                  --            8,833
Selling expense                                      10,348                --                 116           10,464
General and administrative expense                   13,043                --                  --           13,043
Operating loss                                      ( 2,640)              (50)               (116)          (2,806)
EBITDA                                                2,302               (50)               (116)           2,136
Total assets                                        172,025           142,026               2,909          316,960
Capital expenditures                                 13,118             2,300                  --           15,418


                                                                    SIX MONTHS ENDED JUNE 30, 1996
                                                                    ------------------------------
                                                   PAGEMART          PAGEMART             PAGEMART
                                                    ONE-WAY           TWO-WAY          INTERNATIONAL(1)     TOTAL
                                                    -------           -------          -------------        -----
                                                                               (UNAUDITED)

Revenues                                           $ 97,662            $     --      $         --         $ 97,662
Technical expense                                    16,726                 197                --           16,923
Selling expense                                      19,669                  --               242           19,911
General and administrative expense                   25,835                 127                --           25,962
Operating loss                                       (5,481)               (324)             (242)          (6,047)
EBITDA                                                3,709                (324)             (242)           3,143
Total assets                                        172,025             142,026             2,909          316,960
Capital expenditures                                 24,674               2,523                --           27,197

(1) The Company accounts for its investments in Canada under the equity method; consequently, the Company's share of losses from Canadian operations are not included in operating loss.

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

         Capital expenditures for the six months ended June 30, 1996 were $27.2 million compared to $17.3 million for the six months ended June 30, 1995. Capital expenditures for the six months ended June 30, 1996 include approximately $2.5 million related to the development of two-way messaging services. The Company's expansion of its one-way wireless communications network and related administrative facilities will require capital expenditures for the remainder of 1996 currently estimated to be an additional $10 to 15 million. During December 1995, the Company committed to purchase $40 million in network infrastructure equipment from a significant vendor from December 1, 1995 to October 31, 1999.

         The Company's net cash used in operating activities for the six months ended June 30, 1996 was $6.0 million compared to $1.6 million provided by operating activities for the six months ended June 30, 1995. Net cash used in investing activities was $26.8 million for the six months ended June 30, 1996 compared with $91.6 million for the comparable 1995 period. Of such $91.6 million used in investing activities, $74.1 million was for the acquisition of NPCS licenses and the remainder was primarily for capital expenditures. Net cash provided by financing activities, including borrowings and equity issuances was $55.6 million for the six months ended June 30, 1996 compared with $127.1 million for the six months ended June 30, 1995. Cash provided in 1995 resulted primarily from the $100.1 million of net proceeds from the issuance of the 15% Notes and non-voting common stock in January 1995. Cash provided in 1996 resulted primarily from $70.5 million of net proceeds received in connection with the initial public offering of the Company's Class A Common Stock (the "Offering"), offset partially by payments made on vendor credit facilities. Long-term obligations, less current maturities, increased by approximately $5.4 million during the six months ended June 30, 1996. The increase resulted from the accretion of the 15% Notes and the 12 1/4% Notes, partially offset by the payoff of vendor debt.

         In June 1996, the Company sold an aggregate of 6.0 million shares of Class A Common Stock in the Offering at a price to the public of $13 per share. The Company received net proceeds of approximately $70.5 million of which approximately $12.9 million was used to retire vendor debt and $11.9 million was used to repay outstanding loans under the Company's revolving credit facility.

         As of June 30, 1996, the Company had no amounts outstanding under vendor financing agreements and its indebtedness under the 12 1/4% Notes was $101.2 million and its indebtedness under the 15% Notes was $123.5 million.

         The 12 1/4% Notes, which are unsecured senior obligations of PageMart, mature in 2003 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 12 1/4% Notes will cause an increase in indebtedness from June 30, 1996 to November 1, 1998 of $35.3 million. From and after November 1, 1998, interest on the 12 1/4% Notes will be payable semiannually, in cash.

         The 15% Notes, which are unsecured senior obligations of Wireless, mature in 2005 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 15% Notes will cause an increase in indebtedness from June 30, 1996 to February 1, 2000 of $83.8 million. From and after February 1, 2000, interest on the 15% Notes will be payable semiannually, in cash.

         In 1992, PageMart entered into an equipment lease with Glenayre Technologies, Inc. (the "Vendor Lease Financing Agreement"), providing for the financing of transmitter equipment. On June 28, 1996, the Company retired $8.8 million of debt outstanding under the Vendor Lease Financing Agreement, and the Vendor Lease Financing Agreement was terminated.

         In May 1994, PageMart entered into a vendor purchase financing agreement with Motorola, Inc. (the "Vendor Purchase Financing Agreement"), providing for the financing of transmitter equipment. On June 28, 1996, the Company retired $4.1 million of debt outstanding under the Vendor Purchase Financing Agreement, and the Vendor Purchase Financing Agreement was terminated.

         In May 1995, the Company entered into a four year Revolving Credit Agreement (the "Revolving Credit Agreement") with BT Commercial Corporation, as Agent, and Bankers Trust Company, as Issuing Bank, which provides for a $50 million revolving line of credit. As of June 30, 1996 there were no loans outstanding under the Revolving Credit Agreement. The maximum amount available under the Revolving Credit Agreement at any time is limited to a borrowing base amount equal to the lesser of (i) 80% of eligible accounts receivable plus 50% eligible inventory owned by Wireless, and (ii) an amount equal to the service contribution (as defined in the Revolving

Credit Agreement) of Wireless and its subsidiaries for the immediately preceding three-month period times 4.0. As of June 30, 1996, the amount available under the Revolving Credit Agreement was $29.0 million.

         The indenture under which the 15% Notes were issued (the "15% Indenture"), the indenture under which the 12 1/4% Notes were issued (the "12 1/4% Indenture") and the Revolving Credit Agreement contain certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets, enter into leases and engage in mergers and consolidations, and the Revolving Credit Agreement requires the Company to maintain certain financial ratios and limits the ability of the Company to make capital expenditures. In addition, the 12 1/4% Indenture prohibits PageMart from paying any dividends or making other distributions on its capital stock, making loans to Wireless, merging or consolidating with Wireless or assuming or guaranteeing any obligations of Wireless unless PageMart is in compliance with certain interest coverage ratios and certain other requirements. PageMart may, however, sell its assets to Wireless in transactions that are arm's length in nature. Wireless is currently a holding company with no business or operations of its own. Because all of Wireless's operations are conducted through its subsidiaries, Wireless's cash flow and consequently its ability to service debt, is almost entirely dependent upon the earnings of its subsidiaries and the distribution of those earnings or upon loans or other payment of funds by those subsidiaries to Wireless. Wireless's subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to Wireless's obligations or to make any funds available therefor, whether by dividends, loans or other payments. Until the maturity of the 12 1/4% Notes, which mature on November 1, 2003, earlier repayment of such indebtedness or compliance with the requirements of such debt instruments, Wireless will be unable to use any amount of cash generated by the operations of PageMart and its subsidiaries. However, currently Wireless does not have significant cash requirements until August, 2000 when interest on the 15% Notes must be paid in cash.

         On November 15, 1995, the Company purchased through PageMart International, Inc., 200,000 shares of voting common stock of PageMart Canada, which represents 20% of the ownership of PageMart Canada. PageMart International, Inc. also owns 33% of the voting common stock of the holding company parent of PageMart Canada ("Canada Holding"), which owns the remaining 80% of the voting common stock of PageMart Canada. The Company's investment in Canada Holding and PageMart Canada totals approximately $3.7 million.

         As of June 30, 1996, the Company had approximately $49.8 million in cash and cash equivalents. The Company's cash balances and borrowings available under the Revolving Credit Agreement are expected to be sufficient to fund the Company's one-way operations and related capital and debt service requirements through 1997.

         Significant additional financing will be required to complete the construction of a transmission network for two-way services and other start-up costs and selling and marketing expenses associated with the development and implementation of two-way services. The Company anticipates investing $75 to $100 million through fiscal 1997 to test and construct a two-way transmission network. Thereafter, the Company anticipates that the two-way operations may require up to $100 million of additional investment to substantially complete the network buildout. The Company expects to lease rather than sell a portion of its two-way messaging units. The Company expects to require additional financing to complete the buildout which may include entering into joint venture arrangements; however, there can be no assurance that sufficient financing will be available to the Company. The Company's ability to incur indebtedness is limited by the covenants contained in the 15% Indenture, the 12 1/4% Indenture and the Revolving Credit Agreement, and as a result any additional financing may need to be equity financing.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A Consent of Stockholders dated as of June 10, 1996 was executed by certain stockholders holding an aggregate of 12,904,874 shares of the voting common stock (representing 55% of the voting common stock of PageMart Wireless, Inc.) approving the form of the Nonqualified Formula Stock Option Plan for non-employee directors and the Employee Stock Purchase Plan for the Company.

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





                                        PAGEMART WIRELESS, INC.


                                        /S/ JOHN D. BELETIC
                                        ----------------------------------------
                                        JOHN D. BELETIC
AUGUST 2, 1996                          CHAIRMAN, PRESIDENT AND
                                        CHIEF EXECUTIVE OFFICER





                                        /S/ G. CLAY MYERS
                                        ----------------------------------------
                                        G. CLAY MYERS
AUGUST 2, 1996                          VICE PRESIDENT, FINANCE,
                                        CHIEF FINANCIAL OFFICER AND
                                        TREASURER (PRINCIPAL FINANCIAL
                                        AND CHIEF ACCOUNTING OFFICER)

                                 EXHIBIT INDEX



EXHIBIT NO.               DESCRIPTION
- ------- ---               -----------
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

10.1+                     PageMart Wireless, Inc. Nonqualified Formula Stock Option Plan for Non-employee Directors.

10.2+ +                   PageMart Wireless, Inc. Employee Stock Purchase Plan

11.1 **                   Statement regarding computation of per share loss for the three months ended June 30, 1996

11.2 **                   Statement regarding computation of per share loss for the three months ended June 30, 1995

11.3 **                   Statement regarding computation of per share loss for the six months ended June 30, 1996

11.4 **                   Statement regarding computation of per share loss for the six months ended June 30, 1995

27.1 **                   Financial Data Schedule.



* Each of these exhibits is hereby incorporated by reference to the Registration Statement of the Company on Form S-1, Registration No. 33-91142.

+ This exhibit is hereby incorporated by reference to the Registration Statement of the Company on Form S-1 Registration No. 333-03012.

+ + This exhibit is hereby incorporated by reference to the Registration Statement of the Company on Form S-8 filed on July 29, 1996.

**       Filed herewith