Form 10-Q
period 1996-09-30
PAGEMART WIRELESS INC
filed 1996-11-14
CIK 947268

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                      ==================================

                                  Form 10-Q

                                  (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934

              For the quarterly period ended September 30, 1996

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

        For the Transition Period from          to
                                       ----------  ----------

                         Commission File No. 0-28196

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

As of November 13, 1996, there were 39,736,438 shares of the registrant's common stock outstanding.

                  PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                     PAGE
                                                                                   ----
ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1995
             AND SEPTEMBER 30, 1996  . . . . . . . . . . . . . . . . . . . . . . .  3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE
             MONTHS ENDED SEPTEMBER 30, 1995 AND 1996  . . . . . . . . . . . . . .  4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
             MONTHS ENDED SEPTEMBER 30, 1995 AND 1996  . . . . . . . . . . . . . .  5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . .  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . .  8

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . 19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . 19

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                             December 31,    September 30,
                                                                                 1995            1996
                                                                             ------------    ------------
                                                                                              (Unaudited)
ASSETS
------
Current assets:
    Cash and cash equivalents                                                $     26,973    $     29,865
    Accounts receivable, net                                                       21,503          32,305
    Inventories                                                                    11,179          18,152
    Prepaid expenses and other current assets                                       2,880           2,754
                                                                             ------------    ------------
          Total current assets                                                     62,535          83,076

Restricted investments                                                                500            --

Property and equipment, net                                                        52,827          81,565

Narrowband licenses                                                               133,065         133,065

Deferred debt issuance costs, net                                                   8,436           6,942

Other assets                                                                        6,466           6,912
                                                                             ------------    ------------
          Total assets                                                       $    263,829    $    311,560
                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                                         $     23,094    $     22,802
    Current maturities of long-term debt                                            5,479            --
    Deferred revenue                                                               21,409          26,322
    Other current liabilities                                                       6,526           6,991
                                                                             ------------    ------------
          Total current liabilities                                                56,508          56,115

Long-term debt                                                                    219,364         232,576

Commitments and contingencies

Stockholders' equity (deficit):
    Common stock $.0001 par value per share, 75,000,000 shares authorized,
       33,710,053 and 39,730,838 shares issued at December 31, 1995 and
       September 30, 1996,
       respectively                                                                     3               4
    Additional paid-in capital                                                    154,601         225,235
    Accumulated deficit                                                          (166,090)       (201,823)
    Stock subscriptions receivable                                                   (557)           (547)
                                                                             ------------    ------------
          Total stockholders' equity (deficit)                                    (12,043)         22,869
                                                                             ------------    ------------
          Total liabilities and stockholders' equity (deficit)               $    263,829    $    311,560
                                                                             ============    ============



     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                        Three Months Ended September 30,  Nine Months Ended September 30,
                                        --------------------------------  -------------------------------
                                              1995            1996            1995            1996
                                          ------------    ------------    ------------    ------------
Revenues:
    Recurring revenue                     $     26,994    $     39,697    $     70,845    $    110,404
    Equipment sales and activation fees         16,348          16,253          42,483          43,208
                                          ------------    ------------    ------------    ------------
          Total revenues                        43,342          55,950         113,328         153,612

Cost of equipment sold                          17,927          19,216          46,599          50,939

Operating expenses:
    Technical                                    6,949           9,756          18,549          26,679
    Selling                                      9,310          10,691          27,091          30,602
    General and administrative                  11,406          13,707          31,171          39,669
    Depreciation and amortization                3,469           5,714           9,362          14,904
                                          ------------    ------------    ------------    ------------
          Total operating expenses              31,134          39,868          86,173         111,854
                                          ------------    ------------    ------------    ------------
          Operating loss                        (5,719)         (3,134)        (19,444)         (9,181)

Other (income) expense:
    Interest expense                             8,032           8,720          22,460          26,036
    Interest income                               (614)           (482)         (1,653)           (847)
    Other                                          229             614             837           1,363
                                          ------------    ------------    ------------    ------------
          Total other (income) expense           7,647           8,852          21,644          26,552
                                          ------------    ------------    ------------    ------------
Net loss                                  $    (13,366)   $    (11,986)   $    (41,088)   $    (35,733)
                                          ============    ============    ============    ============


Net loss per share
    (primary and fully diluted)           $      (0.39)   $      (0.30)   $      (1.25)   $      (0.97)

Weighted average number
   of shares outstanding
    (primary and fully diluted)                 34,691          39,731          32,926          36,695


     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                                Nine months Ended September 30,
                                                                                -------------------------------
                                                                                     1995            1996
                                                                                 ------------    ------------
Cash flows from operating activities:
    Net loss                                                                     $    (41,088)   $    (35,733)
    Adjustments to reconcile net loss to
       net cash used in operating activities
       Depreciation and amortization                                                    9,362          14,904
       Provision for bad debt                                                           4,627           4,610
       Accretion of discount on senior discount notes                                  19,254          22,760
       Changes in certain assets and liabilities:
           Increase in accounts receivable                                             (6,677)        (15,412)
           (Increase) decrease in inventories                                           2,781          (6,973)
           (Increase) decrease in prepaid expenses and other current assets            (1,094)            126
           Decrease in other assets, net                                                   67              90
           Increase (decrease) in accounts payable                                      2,604            (292)
           Increase in deferred revenue                                                 5,510           4,913
           Increase in other current liabilities                                        3,175             465
                                                                                 ------------    ------------
                Net cash used in operating activities                                  (1,479)        (10,542)
                                                                                 ------------    ------------

Cash flows from investing activities:
    Purchase of narrowband licenses                                                   (74,079)           --
    Purchases of property and equipment, net                                          (24,887)        (42,546)
    Release of restricted cash                                                           --               500
    Other                                                                              (2,568)           (121)
                                                                                 ------------    ------------
                Net cash used in investing activities                                (101,534)        (42,167)
                                                                                 ------------    ------------

Cash flows from financing activities:
    Proceeds from issuance of common stock, net                                        29,578          70,500
    Proceeds from issuance of common stock under
       the stock option/stock issuance plan                                                 6             135
    Payment of stock subscriptions receivable                                            --                10
    Proceeds from issuance of senior discount notes, net                               95,001            --
    Deferred debt issuance costs incurred for Revolving Credit Agreement               (1,386)            (17)
    Borrowings from vendor credit facilities                                            6,657            --
    Payments on vendor credit facilities                                               (3,129)        (15,027)
                                                                                 ------------    ------------
                Net cash provided by financing activities                             126,727          55,601
                                                                                 ------------    ------------

Net increase in cash and cash equivalents                                              23,714           2,892

Cash and cash equivalents, beginning of period                                         14,507          26,973

                                                                                 ============    ============
Cash and cash equivalents, end of period                                         $     38,221    $     29,865
                                                                                 ============    ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
           Interest                                                              $      1,530    $      1,154
           Income taxes                                                          $       --      $       --






     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                   PAGEMART WIRELESS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

                                 (UNAUDITED)

1.  GENERAL

         PageMart, Inc. ("PageMart") was incorporated as a Delaware corporation on May 8, 1989 to provide wireless messaging products and services. In January 1995, PageMart effected a corporate reorganization pursuant to which PageMart Nationwide, Inc., a Delaware corporation, became the holding company parent of PageMart. In December 1995, the corporate name was changed from PageMart Nationwide, Inc. to PageMart Wireless, Inc. ("Wireless"). Wireless and its subsidiaries are referred to herein as the "Company." The consolidated financial statements of the Company include the accounts of PageMart and PageMart PCS, Inc., a wholly owned subsidiary of Wireless ("PageMart PCS"). PageMart PCS holds certain narrowband personal communications services licenses. The consolidated financial statements of PageMart include the accounts of PageMart II, Inc., PageMart Operations, Inc., PageMart of California, Inc., PageMart of Virginia, Inc. and PageMart International, Inc. Each of these companies is a wholly-owned subsidiary of PageMart. PageMart II, Inc. and PageMart Operations, Inc. hold certain Federal Communications Commission licenses. PageMart International, Inc., which has had no significant operations to date, holds certain investments in an international venture in Canada. Other than these licenses and international investments, the subsidiaries of PageMart have no significant assets or liabilities.

2.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

4.  LITIGATION

         On July 8, 1994, an action against the Company was filed in the United States District Court for the Eastern District of New York by Universal Contact Communications Inc., a former reseller of the Company's wireless messaging devices. The Company terminated the reseller relationship due to a monetary default by the plaintiff. The Company subsequently contacted plaintiff's customers in an effort to provide continued service directly through the Company, and discontinued plaintiff's paging services. In the complaint, plaintiff alleges, among other things, that the Company violated federal law by making unsolicited advertisements, breached its contract with plaintiff, slandered plaintiff, converted certain confidential information and trade secrets, tortiously interfered with plaintiff's business and contractual relations, and engaged in unfair competition. Plaintiff seeks, among other things, compensatory damages of $500,000 with respect to each of the nine causes of action included in the complaint, punitive damages of $5,000,000, and various forms of injunctive relief. The Company is vigorously defending the action. Trial has been set for March 3, 1997. In management's opinion, the ultimate outcome of this lawsuit is not expected to have a material adverse effect on the results of operations or financial condition of the Company.

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

         When used in this discussion, the words 'estimate', 'project', 'plan', 'expect' and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the timely development and acceptance of new products, the impact of competitive products and pricing, and those discussed below or in the Company's Form 10-K for the year ended December 31, 1995, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

         The Company's strategy is to expand its subscriber base as rapidly as possible to increase cash flow through greater utilization of its nationwide wireless communications network. From September 30, 1995 to September 30, 1996, the number of domestic units in service increased from 1,131,464 to 1,684,937. None of the Company's growth is attributable to acquisitions.
Given its growth strategy and the substantial associated selling and marketing expenses, the Company expects to continue to generate operating losses in 1996 from its one-way wireless communications business. In addition, the Company has begun development of two-way wireless messaging services in 1996 and plans to continue the development and implementation in 1997 and 1998, and expects to incur additional operating losses during the start-up phase for such services. The Company does not anticipate any significant revenues from two-way services during 1996 or 1997; however, it expects to generate significant revenues with respect to two-way services in 1998. The Company's ability to generate operating income is primarily dependent on its ability to attain a sufficiently large installed subscriber base that generates recurring revenues which offset the fixed operating costs of its wireless networks, administration and selling and marketing expenses. The Company intends to achieve this growth by promoting its customized paging and other wireless messaging services through its national sales offices, retail distribution channels, private brand strategic alliances with GTE Corporation, Southwestern Bell Mobile Systems, AT&T Wireless Services, Ameritech Mobile Services, Inc. and long distance reseller EXCEL Telecommunications, Inc., and international expansion.

         During the three months ended September 30, 1996, the Company's affiliate PageMart Canada Limited ("PageMart Canada") added 4,312 subscribers. As a result of its ownership interest in PageMart Canada, the Company's share of the units in service of PageMart Canada was 3,569 units at September 30, 1996.

         Unlike most other paging carriers, the Company sells, rather than leases, substantially all of the messaging equipment used by its subscribers. As a result, the Company has much less capital invested in messaging equipment than other paging carriers since it recoups a substantial portion of messaging equipment costs upon sale to retailers and subscribers. This results in significantly lower capital expenditures and depreciation expense than if the Company leased such equipment to its subscribers. In addition, the Company's financial results are much different from other paging carriers that lease messaging equipment to subscribers because the Company recognizes the cost of messaging equipment sold in connection with adding new subscribers at the time of sale rather than capitalizing and depreciating the cost of messaging equipment over periods ranging from three to five years as occurs with paging carriers that lease messaging equipment to subscribers. In addition, the Company's retail distribution strategy results in the recognition of expenses associated with messaging equipment sales and other sales and marketing expenses in advance of new subscribers being added to the base and generating revenues (as retailers carry inventory).

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

         The Company derives its recurring revenue primarily from fixed periodic fees for services that are not generally dependent on usage. Consequently, the Company's ability to recoup its initial selling and marketing costs, to meet operating expenses and to achieve profitability is dependent on the average length of each customer's subscription period. As long as a subscriber continues to utilize the Company's service, operating results benefit from the recurring payments of the fixed fees without the incurrence of additional selling expenses by the Company. Conversely, operating results are adversely affected by customer disconnections. Each month a percentage of the Company's existing customers have their service terminated for a variety of reasons, including failure to pay, dissatisfaction with service and switching to a competing service provider. The Company's average monthly disconnection rates for the twelve months ended December 31, 1993, 1994, 1995 and September 30, 1996 were 3.7%, 3.4%, 2.5% and 2.3%, respectively.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

Units in Service

         Units in service from domestic operations were 1,131,464 and 1,684,937 as of September 30, 1995 and 1996, respectively, representing an annual growth rate of 49%. In addition, during the quarter ended September 30, 1996, PageMart Canada added 4,312 subscribers. As a result of its ownership interest in PageMart Canada, the Company's share of the units in service of PageMart Canada was 3,569 units at September 30, 1996. The Company has experienced strong growth in units in service due primarily to the success of its sales and marketing strategies in the direct sales, national retail and third-party reseller channels, as well as from private brand strategic alliance programs.

Revenues

         Revenues for the three and nine months ended September 30, 1996 were $56.0 million and $153.6 million, respectively, compared to $43.3 million and $113.3 million for the three and nine months ended September 30, 1995. Recurring revenues for airtime, voicemail, and other services for the three and nine months ended September 30, 1996 were $39.7 million and $110.4 million, respectively, compared to $27.0 million and $70.8 million for the comparable periods ended September 30, 1995. Revenues from equipment sales and activation fees for the three and nine months ended September 30, 1996 were $16.3 million and $43.2 million, respectively, compared to $16.3 million and $42.5 million for the comparable periods ended September 30, 1995. The increases in recurring revenues and revenues from equipment sales and activation fees were primarily due to the rapid growth in the number of units in service. The increase in equipment sales during 1996 was somewhat offset by a decline in the
average price per unit sold.   The Company expects equipment prices per unit
generally to remain constant or decline only slightly as sales volumes increase.

         The Company's ARPU was $8.41 and $8.25 in the third quarter of 1995 and 1996, respectively. In general, over the past twelve months the Company's ARPU has decreased primarily as a result of an increase in subscribers added through private brand strategic alliance and third party reseller channels. This decrease in ARPU has been offset somewhat by a higher mix of multi-city, regional and nationwide services as well as increased sales of other value-added services such as voicemail and toll free numbers. Management anticipates that the Company's ARPU will decline in the foreseeable future due to a higher mix of subscribers added through private brand strategic alliance programs which yield lower ARPU. ARPU is lower for subscribers added through private brand strategic alliances and third party resellers because these are generally high volume customers that are charged reduced airtime rates. However, because private brand strategic alliance partners and third party resellers are responsible for selling and marketing costs, billing, collection and other administrative costs associated with end-users, the Company incurs substantially lower administrative costs with respect to such subscribers.

Cost of Equipment Sold

         The cost of equipment sold for the three and nine months ended September 30, 1996 was $19.2 million and $50.9 million, respectively, compared to $17.9 million and $46.6 million for the three and nine months ended September 30, 1995, respectively. The change in 1996 was a combination of an increase in the number of units sold combined with slightly lower average pager prices paid to suppliers. The Company expects pager costs generally to remain constant, with only modest reductions in cost to the Company as a result of volume purchases. Management anticipates that loss on equipment sold will increase on a per unit basis for the foreseeable future due to increased competition, especially in the national retail channel.

Operating Expenses

         Technical expenses were $9.8 million and $26.7 million for the three and nine months ended September 30, 1996, respectively, compared to $6.9 million and $18.5 million for the comparable 1995 periods. The increase in 1996 resulted primarily from the continued expansion of the Company's nationwide network infrastructure, which resulted in greater expenses associated with the addition of new transmitter sites, transmitter and terminal equipment and telecommunications expenses. On an average monthly cost per unit in service basis, technical expenses decreased from $2.16 in the third quarter of 1995 to $2.03 in the third quarter of 1996. In addition, technical expenses decreased from $2.16 for the nine months ended September 30, 1995 to $2.03 for the nine months ended September 30, 1996. During the three and nine months ended September 30, 1996, the Company incurred $31,000 and $228,000, respectively, in technical expenses associated with the development of its two-way wireless messaging services.

         Selling expenses were $10.7 million and $30.6 million for the three and nine months ended September 30, 1996, respectively, compared to $9.3 million and $27.1 million for the three and nine months ended September 30, 1995, respectively. The increase in 1996 resulted from greater marketing and advertising costs related to the growth in units sold, as well as from increased sales compensation because of the addition of sales personnel in new and existing operating markets. During the nine months ended September 30, 1995 and 1996, the Company added 358,734 and 444,913 net new domestic units in service, respectively. Sales and marketing employees increased from 446 at September 30, 1995 to 534 at September 30, 1996. Management views the net loss on equipment sold to be a component of selling and marketing expenses incurred to add new subscribers. See "Management's Presentation of Results of Operations." Selling and marketing expenses per net subscriber addition (including loss on equipment sales) were $87 and $85 for the nine months ended September 30, 1995 and 1996, respectively. During the three and nine months ended September 30, 1996, the Company incurred $66,000 and $308,000, respectively, in selling expenses associated with its international operations.

         General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for the three and nine months ended September 30, 1996 were $13.7 million and $39.7 million, respectively, compared to $11.4 million and $31.2 million for the comparable 1995 periods. The increase was attributable to the Company's expansion of its customer service call centers and continued expansion into new markets to support the growing subscriber base which required additional office space, administrative personnel and customer service representatives. On an average cost per month per unit in service basis, general and administrative expenses were $3.55 and $2.85 in the third quarter of 1995 and 1996, respectively, and $3.64 and $3.01 for the nine months ended September 30, 1995 and 1996, respectively. The per unit decrease was a result of increased operating efficiencies and economies of scale achieved through the growth of the Company's subscriber base. During the three and nine months ended September 30, 1996, the Company incurred $39,000 and $166,000, respectively, in general and administrative expenses associated with the development of its two-way wireless messaging services.

         Depreciation and amortization for the three and nine months ended September 30, 1996 were $5.7 million and $14.9 million, respectively, compared to $3.5 million and $9.4 million for the comparable periods ended September 30, 1995. The increase in 1996 resulted from the continued expansion of the Company's network infrastructure including transmitter and terminal equipment, as well as the purchase and development of a new centralized administrative system during 1995 and 1996. As an average cost per month per unit in service, depreciation and amortization was $1.08 and $1.19 in the third quarter of 1995 and 1996, respectively, and was $1.09 and $1.13 for the nine months ended September 30, 1995 and 1996, respectively.

Interest Expense

         Interest expense for the three and nine months ended September 30, 1996 was $8.7 million and $26.0 million, respectively, compared to $8.0 million and $22.5 million for the comparable periods ended September 30, 1995. The increase in 1996 was primarily the result of increased interest expense related to the 12 1/4% Senior Discount Notes due 2003 issued by PageMart (the "12 1/4% Notes") and the 15% Senior Discount Notes due 2005 issued by Wireless in January 1995 (the "15% Notes"). Interest expense related to the 12 1/4% Notes was $3.0 million and $3.4 million for the three months ended September 30, 1995 and 1996, respectively, and was $8.7 million and $9.8 million for the nine months ended September 30, 1995 and 1996, respectively. Interest expense related to the 15% Notes was $4.2 million and $4.7 million for the three months ended September 30, 1995 and 1996, respectively, and was $11.3 million and $13.6 million for the nine months ended September 30, 1995 and 1996, respectively.

Net Loss

         The Company sustained net losses for the three and nine months ended September 30, 1996 of $12.0 million and $35.7 million, respectively, compared to $13.4 million and $41.1 million for the three and nine months ended September 30, 1995, respectively, principally due to the cost of funding the growth rate of the Company's subscriber base which resulted in an increase in units sold, selling and marketing expenses, operating expenses and interest expense.

MANAGEMENT'S PRESENTATION OF RESULTS OF OPERATIONS

Comparison with GAAP Presentation

         The Company's unaudited condensed consolidated financial statements for the three and nine months ended September 30, 1995 and 1996 included elsewhere in this report, have been prepared in accordance with generally accepted accounting principles ("GAAP"). For internal management purposes the Company prepares statements of operations that are derived from the Company's GAAP financial statements but are reordered in a format that management uses for its internal review of the Company's performance and that management believes is useful in understanding the Company's results.

         Management believes that operating profit before selling expenses is a meaningful indicator of the profitability of the Company's installed base of units in service because it measures the recurring revenues received for services less the costs (including depreciation and amortization) associated with servicing that installed base. Operating profit before selling expenses per subscriber per month for the Company's one-way operations has grown from $.90 during the fourth quarter of 1994 to $2.20 during the third quarter of 1996 due primarily to the Company's increase in subscribers, operating efficiency and resulting benefits in economies of scale. During the third quarter of 1996, the operating profit before selling expense per subscriber per month decreased to $2.20 from $2.35 during the second quarter of 1996 due to lower average revenue per unit combined with an increase in absolute technical expenses associated with network expansion, and increased general and administrative expenses associated with expansion of customer service capabilities.

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



                                                     Three Months Ended
----------------------------------------------------------------------------------------------------
                           Dec. 31,        Mar 31,        June 30,         Sept. 30,      Dec. 31,
                            1994            1995           1995             1995            1995
                            ----            ----           ----             ----            ----
                                                       (Unaudited)
OPERATING DATA:
Recurring revenues         $17,902         $20,464        $23,387           $26,994       $30,658
Technical expenses           4,802           5,459          6,141             6,842         7,015
General and
  administrative
  expenses                   8,886           9,698         10,067            11,350        12,243
Depreciation and
  amortization               2,354           2,802          3,091             3,469         3,910
                           -------         -------        -------           -------       -------
Operating profit
  before selling
  expenses                   1,860           2,505          4,088             5,333         7,490
Selling expenses (1)        11,732           9,704         10,614            10,889        11,181
                           -------         -------        -------           -------       -------

Operating income

 (loss)                    $(9,872)        $(7,199)       $(6,526)          $(5,556)      $(3,691)
                           =======         =======        =======           =======       =======
EBITDA                     $(7,518)        $(4,397)       $(3,435)          $(2,087)        $ 219
                           =======         =======        =======           =======       =======

OTHER DATA:
Units in service (2)       772,730         874,944      1,008,683         1,131,464     1,240,024
Net subscriber
  additions                164,303         102,214        133,739           122,781       108,560
ARPU (3)                     $8.64           $8.28          $8.28             $8.41         $8.62
Operating profit
  before selling
  expenses per
  subscriber per
  month (4)                    .90            1.01           1.45              1.66          2.11
Selling expenses
  per net subscriber
  addition (1)(5)
                                71              95             79                89           103
Capital employed
  per unit in
  service (6)                   42              45             39                39            40

                                  Three Months Ended
---------------------------------------------------------------------
                           Mar 31,         June 30,       Sept. 30,
                            1996             1996           1996
                            ----             ----           ----
                                         (Unaudited)
OPERATING DATA:
Recurring revenues         $33,743         $36,964        $39,697
Technical expenses           7,943           8,783          9,725
General and
  administrative
  expenses                  12,792          13,043         13,668
Depreciation and
  amortization               4,248           4,942          5,714
                           -------         -------        -------
Operating profit
  before selling
  expenses                   8,760          10,196         10,590
Selling expenses (1)        11,601          12,836         13,588
                           -------         -------        -------
 Operating income
  (loss)                   $(2,841)        $(2,640)       $(2,998)
                           =======         =======        =======
EBITDA                     $ 1,407         $ 2,302        $ 2,716
                           =======         =======        =======

OTHER DATA:
Units in service (2)     1,374,146       1,524,297      1,684,937

Net subscriber
  additions                134,122         150,151        160,640
ARPU (3)                     $8.61           $8.50          $8.25
Operating profit
  before selling
  expenses per
  subscriber per
  month (4)                   2.23            2.35           2.20
Selling expenses
  per net
  subscriber
  addition (1)(5)
                                86              85             85
Capital employed
  per unit in
  service (6)                   41              49             49





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

(6) Calculated by dividing total assets (excluding cash, narrowband personal communications services ("NPCS") licenses and international investments) minus current liabilities (excluding currentmaturities of long-term debt) at the end ofthe period, by units in service at the end of the period.

Supplementary Information

         The following table sets forth supplementary financial information related to the Company's various operations (in thousands):

                                                    THREE MONTHS ENDED SEPTEMBER 30, 1996
                                                    -------------------------------------
                                          PAGEMART         PAGEMART         PAGEMART
                                           ONE-WAY         TWO-WAY        INTERNATIONAL(1)  TOTAL
                                           -------         -------        -------------     -----
                                                                 (UNAUDITED)
Revenues                                 $ 55,950           $  --             $ --       $ 55,950
Technical expense                           9,725              31               --          9,756
Selling expense                            10,625              --               66         10,691
General and administrative expense         13,668              39               --         13,707
Operating loss                            ( 2,998)            (70)             (66)       ( 3,134)
EBITDA                                      2,716             (70)             (66)         2,580
Total assets                              164,531         144,678            2,351        311,560
Capital expenditures                       11,810           3,539               --         15,349


                                                    NINE MONTHS ENDED SEPTEMBER 30, 1996
                                                    ------------------------------------
                                          PAGEMART         PAGEMART         PAGEMART
                                           ONE-WAY         TWO-WAY        INTERNATIONAL(1)  TOTAL
                                           -------         -------        -------------     -----
                                                                 (UNAUDITED)

Revenues                                 $153,612          $   --           $   --       $153,612
Technical expense                          26,451             228               --         26,679
Selling expense                            30,294              --              308         30,602
General and administrative expense         39,503             166               --         39,669
Operating loss                             (8,479)           (394)            (308)        (9,181)
EBITDA                                      6,425            (394)            (308)         5,723
Total assets                              164,531         144,678            2,351        311,560
Capital expenditures                       36,484           6,062               --         42,546

(1) Expenses reflected in this table are for the Company's international headquarters operations. The Company accounts for its investments in Canada under the equity method; consequently, the Company's share of expenses from its Canadian operations are not reflected in this table.

SEASONALITY

         Pager usage is slightly higher during the spring and summer months, which is reflected in higher incremental usage fees earned by the Company. The Company's retail sales are subject to seasonal fluctuations that affect retail sales generally. Otherwise, the Company's results are generally not significantly affected by seasonal factors.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operations require substantial capital investment for the development and installation of its wireless communications network, the procurement of messaging equipment and expansion into new markets. To date, these investments by the Company have been funded by the proceeds from the issuance of common stock, preferred stock, the 12 1/4% Notes and the 15% Notes, as well as borrowings under vendor financing and revolving credit agreements.

         Capital expenditures for the nine months ended September 30, 1996 were $42.5 million compared to $24.9 million for the nine months ended September 30, 1995. Capital expenditures for the nine months ended September 30, 1996 include approximately $6.1 million related to the development of two-way messaging services. During October 1996, the Company committed to purchase network infrastructure equipment and related services for use in its two-way network and estimates spending between $5 and $6 million on such equipment over the next four months. The Company's expansion of its one-way wireless communications network and related administrative facilities will require capital expenditures for the remainder of 1996 currently estimated to be an additional $8 to 13 million. During December 1995, the Company committed to purchase $40 million in network infrastructure equipment from a significant vendor from December 1, 1995 to October 31, 1999. Through October 31, 1996 the Company has purchased $18.3 million of network infrastructure under the purchase commitment.

         The Company's net cash used in operating activities for the nine months ended September 30, 1996 was $10.5 million compared to $1.5 million for the nine months ended September 30, 1995. Net cash used in investing activities was $42.2 million for the nine months ended September 30, 1996 compared with $101.5 million for the comparable 1995 period. Of such $101.5 million used in investing activities, $74.1 million was for the acquisition of NPCS licenses and the remainder was primarily for capital expenditures. Net cash provided by financing activities, including borrowings and equity issuances was $55.6 million for the nine months ended September 30, 1996 compared with $126.7 million for the nine months ended September 30, 1995.
Cash provided in 1995 resulted primarily from the $100.1 million of net proceeds from the issuance of the 15% Notes and non-voting common stock in January 1995. Cash provided in 1996 resulted primarily from $70.5 million of net proceeds received in connection with the initial public offering of the Company's Class A Common Stock (the "Offering"), offset partially by payments made on vendor credit facilities. Long-term obligations, less current maturities, increased by approximately $13.2 million during the nine months ended September 30, 1996. The increase resulted from the accretion of the 15% Notes and the 12 1/4% Notes, partially offset by the retirement of vendor debt.

         In June 1996, the Company sold an aggregate of 6.0 million shares of Class A Common Stock in the Offering at a price to the public of $13 per share. The Company received net proceeds of approximately $70.5 million of which approximately $12.9 million was used to retire vendor debt and $11.9 million was used to repay outstanding loans under the Company's revolving credit facility.

         As of September 30, 1996, the Company had no amounts outstanding under vendor financing or revolving credit agreements and its indebtedness under the 12 1/4% Notes was $104.5 million and its indebtedness under the 15% Notes was $128.1 million.

         The 12 1/4% Notes, which are unsecured senior obligations of PageMart, mature in 2003 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 12 1/4% Notes will cause an increase in indebtedness from September 30, 1996 to November 1, 1998 of $32.0 million. From and after November 1, 1998, interest on the 12 1/4% Notes will be payable semiannually, in cash.

         The 15% Notes, which are unsecured senior obligations of Wireless, mature in 2005 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 15% Notes will cause an increase in indebtedness from September 30, 1996 to February 1, 2000 of $79.2 million. From and after February 1, 2000, interest on the 15% Notes will be payable semiannually, in cash.

         In 1992, PageMart entered into an equipment lease with Glenayre Technologies, Inc. (the "Vendor Lease Financing Agreement"), providing for the financing of transmitter equipment. On June 28, 1996, the Company retired $8.8 million of debt outstanding under the Vendor Lease Financing Agreement and the Vendor Lease Financing Agreement was terminated.

         In May 1994, PageMart entered into a vendor purchase financing agreement with Motorola, Inc. (the "Vendor Purchase Financing Agreement"), providing for the financing of transmitter equipment. On June 28, 1996, the Company retired $4.1 million of debt outstanding under the Vendor Purchase Financing Agreement and the Vendor Purchase Financing Agreement was terminated.

         In May 1995, the Company entered into a four year Revolving Credit Agreement (the "Revolving Credit Agreement") with BT Commercial Corporation, as Agent, and Bankers Trust Company, as Issuing Bank, which provides for a $50 million revolving line of credit. As of September 30, 1996 there were no loans outstanding under the Revolving Credit Agreement. The maximum amount available under the Revolving Credit Agreement at any time is limited to a borrowing base amount equal to the lesser of (i) 80% of eligible accounts receivable plus 50% eligible inventory owned by Wireless, and (ii) an amount equal to the service contribution (as defined in the Revolving Credit Agreement) of Wireless and its subsidiaries for the immediately preceding three-month period times 4.0. As of September 30, 1996, the amount available under the Revolving Credit Agreement was $38.5 million. Management anticipates borrowings under the Revolving Credit Agreement during 1997.

         The indenture under which the 15% Notes were issued (the "15% Indenture"), the indenture under which the 12 1/4% Notes were issued (the "12 1/4% Indenture") and the Revolving Credit Agreement contain certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets, enter into leases and engage in mergers and consolidations, and the Revolving Credit Agreement requires the Company to maintain certain financial ratios and limits the ability of the Company to make capital expenditures. In addition, the 12 1/4% Indenture prohibits PageMart from paying any dividends or making other distributions on its capital stock, making loans to Wireless, merging or consolidating with Wireless or assuming or guaranteeing any obligations of Wireless unless PageMart is in compliance with certain interest coverage ratios and certain other requirements. PageMart may, however, sell its assets to Wireless in transactions that are arm's length in nature. Wireless is currently a holding company with no business or operations of its own. Because all of Wireless's operations are conducted through its subsidiaries, Wireless's cash flow and consequently its ability to service debt, is almost entirely dependent upon the earnings of its subsidiaries and the distribution of those earnings or upon loans or other payment of funds by those subsidiaries to Wireless. Wireless's subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to Wireless's obligations or to make any funds available therefor, whether by dividends, loans or other payments. Until the maturity of the 12 1/4% Notes, which mature on November 1, 2003, earlier repayment of such indebtedness or compliance with the requirements of such debt instruments, Wireless will be unable to use any amount of cash generated by the operations of PageMart and its subsidiaries. However, currently Wireless does not have significant cash requirements until March 1999 when the Revolving Credit Agreement matures.

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

         As of September 30, 1996, the Company had approximately $29.9 million in cash and cash equivalents. The Company's cash balances and borrowings available under the Revolving Credit Agreement are expected to be sufficient to fund the Company's one-way operations and related capital requirements through 1997.

         Significant additional financing will be required to complete the construction of a transmission network for two-way services and other start-up costs and selling and marketing expenses associated with the development and implementation of two-way services. The Company anticipates investing $75 to $100 million through fiscal 1998 to test and construct a two-way transmission network. Thereafter, the Company anticipates that the two-way operations may require up to $100 million of additional investment to substantially complete the network buildout. The Company expects to lease rather than sell a portion of its two-way messaging units. The Company expects to require additional financing to complete the buildout which may include entering into joint venture arrangements; however, there can be no assurance that sufficient financing will be available to the Company. The Company's ability to incur indebtedness is limited by the covenants contained in the 15% Indenture, the 12 1/4% Indenture and the Revolving Credit Agreement, and as a result any additional financing may need to be equity financing.

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

         On July 8, 1994, an action against the Company was filed in the United States District Court for the Eastern District of New York by Universal Contact Communications Inc., a former reseller of the Company's wireless messaging devices. The Company terminated the reseller relationship due to a monetary default by the plaintiff. The Company subsequently contacted plaintiff's customers in an effort to provide continued service directly through the Company, and discontinued plaintiff's paging services. In the complaint, plaintiff alleges, among other things, that the Company violated federal law by making unsolicited advertisements, breached its contract with plaintiff, slandered plaintiff, converted certain confidential information and trade secrets, tortiously interfered with plaintiff's business and contractual relations, and engaged in unfair competition. Plaintiff seeks, among other things, compensatory damages of $500,000 with respect to each of the nine causes of action included in the complaint, punitive damages of $5,000,000, and various forms of injunctive relief. The Company is vigorously defending the action. Trial has been set for March 3, 1997. In management's opinion, the ultimate outcome of this lawsuit is not expected to have a material adverse effect on the results of operations or financial condition of the Company.

         Local 337 of the International Brotherhood of the Teamsters has filed a petition to organize the employees of the Detroit PageMart office. The union is attempting to organize all full and part time sales and support personnel. There are currently thirteen employees in sales and support. The election has been scheduled by the National Labor Relations Board for December 10, 1996. A majority of those voting must vote for the union in order for the union to win the election. In management's opinion, the ultimate outcome of the election is not expected to have a materially adverse effect on the results of operations or financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 None.

ITEM 6.  EXHIBITS AND REPORTS ON  FORM 8-K

(a)      Exhibits
         --------

                 The exhibits listed on the accompanying index to exhibits are filed as part of this quarterly report.

(b)      Reports on Form 8-K
         -------------------

                 None.

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                       PAGEMART WIRELESS, INC.



                                       /s/ JOHN D. BELETIC
                                       ------------------------------
                                       JOHN D. BELETIC
NOVEMBER 14, 1996                      CHAIRMAN, PRESIDENT AND
                                       CHIEF EXECUTIVE OFFICER





                                       /s/ G. CLAY MYERS
                                       ------------------------------
                                       G. CLAY MYERS
NOVEMBER 14, 1996                      VICE PRESIDENT, FINANCE,
                                       CHIEF FINANCIAL OFFICER AND
                                       TREASURER (PRINCIPAL FINANCIAL
                                       AND CHIEF ACCOUNTING OFFICER)

                                 EXHIBIT INDEX



EXHIBIT NO.               DESCRIPTION
-----------               -----------
4.1 *          Indenture dated as of October 19, 1993, between PageMart, Inc.
               and United States Trust Company of New York, as Trustee, relating to the 12 1/4% Senior Discount Notes due 2003.

4.2 *          Indenture dated as of January 17, 1995 between PageMart
               Nationwide,Inc. and United States Trust Company of New York, as
               Trustee, relating to the 15% Senior Discount Notes due 2005.

10.1 **        PageMart Wireless, Inc. Fourth Amended and Restated 1991 Stock
               Option Plan

11.1 ** Statement regarding computation of per share loss for the three months ended September 30, 1996

11.2 ** Statement regarding computation of per share loss for the three months ended September 30, 1995

11.3 ** Statement regarding computation of per share loss for the nine months ended September 30, 1996

11.4 ** Statement regarding computation of per share loss for the nine months ended September 30, 1995

27.1 **        Financial Data Schedule.



* Each of these exhibits is hereby incorporated by reference to the Registration Statement of the Company on Form S-1, Registration No. 33-91142.

**   Filed herewith