Form 10-K
period 1996-12-31
PAGEMART WIRELESS INC
filed 1997-03-25
CIK 947268

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K

   (MARK ONE)
        X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      ----            THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                              OR
      ----       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 FOR THE TRANSITION PERIOD FROM ------------ TO ------------

                          COMMISSION FILE NO. 0-28196
                         ------------------------------
                            PAGEMART WIRELESS, INC.
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

      (Registrant's telephone number, including area code): (214) 750-5809
                         ------------------------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS
                                ---------------

                            Class A Common Stock --
                          par value $0.0001 per share
                         ------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 28, 1997 as reported on the NASDAQ National Market System, was approximately $45,391,200. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

     As of February 28, 1997, 33,946,152 shares of the Registrant's Class A Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on May 20, 1997, are incorporated by reference into Part III (items 10, 11, 12 and 13) hereof.
================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     PageMart Wireless, Inc. (hereinafter referred to together with its subsidiaries as the "Company") is one of the fastest growing providers of wireless messaging services in the United States. The Company has grown to become the sixth largest paging carrier in the United States, based on 1,859,407 subscribers at December 31, 1996. The Company's number of subscribers has increased at annual growth rates of 136%, 60% and 50% in 1994, 1995 and 1996, respectively. The Company has made no acquisitions, and all subscriber growth has been internally generated.

     The Company offers local, multi-city, regional and nationwide paging and other one-way wireless services in all 50 states, covering 90% of the population of the United States. The Company also provides services in Puerto Rico, the U.S. Virgin Islands and the Bahamas, and Canada. On February 25, 1997, the Company announced an expansion of services into Mexico and most of Central America through its affiliation with Buscatel, a subsidiary of Telefonos de Mexico ("TelMex"), Mexico's largest telecommunications company, as well as other firms in Central America. The Company employs a digital, state of the art transmission network that is 100% FLEX(R) enabled, allowing the use of high speed messaging technology thereby providing increased transmission capacity.

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

OPERATING STRATEGY

     The Company attributes the significant growth of its paging business to the successful implementation of its six operating principles: (i) diversified distribution channels, (ii) nationwide and NAFTA-wide common frequency, (iii) efficient network architecture, (iv) spectrum-rich frequency position, (v) centralized administration and (vi) customer service capabilities.

          DIVERSIFIED DISTRIBUTION CHANNELS. The Company utilizes a number of distribution channels to market its products and services, including retail marketing, private brand strategic alliances and national sales offices.

             Retail Marketing. The Company believes that it is a leading supplier of paging units to consumers through retail distribution channels. The Company has been selected as the pager supplier for a number of leading retail chains, including Office Depot Inc., RadioShack, a division of Tandy Corporation, Federated Department Stores, Inc., Target Stores, Inc. and Best Buy, Inc.

             Private Brand Strategic Alliances. The Company was one of the first paging companies to broaden its distribution reach by establishing strategic relationships with large communications providers. The Company has established strategic relationships with GTE Corporation, Southwestern Bell Mobile Systems, AT&T Wireless Services, Ameritech Mobile Services, Inc., EXCEL Communications, Inc. and Puerto Rico Telephone Company.

             National Sales Offices. The Company's national sales offices sell equipment and services through four distribution channels: direct sales, agents, third-party resellers and local retailers. The Company has a direct sales force presence in approximately 80 Metropolitan Statistical Areas ("MSAs") through 65 offices.

          Management believes that a diversified approach to distribution is important to sustain growth as paging services more deeply penetrate the United States population, especially the consumer market. This diversification is a key element of the Company's strategy of expanding its subscriber base as rapidly as possible to increase profitability and cash flow through greater utilization of its nationwide wireless communication network.

          NATIONWIDE AND NAFTA-WIDE COMMON FREQUENCY. The Company has constructed its nationwide messaging network on a common frequency. Use of a common frequency provides the Company with a number of important strategic advantages not available to many of its competitors which operate on multiple frequencies across markets. The use of a common frequency across the United States enables the Company's customers to travel throughout the United States while continuing to use the same messaging device. In addition, the use of a common frequency has been expanded to encompass the countries that are parties to the North American Free Trade Agreement ("NAFTA"), which enables customers to travel to Canada, the Bahamas and, by the third quarter of 1997, Mexico and Central America. As a result, the Company is able to provide multi-city coverage customized to accommodate the customer's needs ("coverage on demand"). The common frequency also provides a competitive advantage to the Company when marketing its services to regional and national retailers and private brand strategic alliance partners. These distributors are able to buy the paging unit without being limited by where they can distribute the product or by the service they sell with the unit. This allows retailers and strategic partners to offer customers all service options while minimizing the number of stock keeping units ("SKUs") that the distributor must carry, thus reducing inventory carrying costs. In addition, the flexibility of the Network enables the Company to address many of the reasons for customer disconnections, such as a move to another city or a desire to expand coverage. The Company's average monthly disconnection rates for the twelve months ended December 31, 1995 and 1996 were 2.5% and 2.4%, respectively.

          EFFICIENT NETWORK ARCHITECTURE. The Company is an industry leader in the implementation of advanced telecommunications technologies, including pioneering the use of direct broadcast satellite ("DBS") technology for paging. The Company's nationwide wireless transmission network is 100% controlled by DBS technology, which gives the Company a flexible, highly reliable and efficient network architecture. The use of DBS technology eliminates the need for expensive terrestrial radio frequency ("RF") control links and repeater equipment while enabling the Company to provide a wide range of coverage options. The Company's network covers the top 300 MSAs across the United States, or approximately 90% of the total population in the United States and is designed to serve a larger subscriber base than the one currently served by the Company. The Company's wireless transmission network is 100% FLEX(R) enabled, allowing the use of the high speed FLEX(R) protocol to transmit messages and maximize system capacity.

          SPECTRUM-RICH FREQUENCY POSITION. The Company ranks among the top four paging carriers in the United States in licensed nationwide frequencies. The Company's exclusive frequency licenses include two nationwide paging frequencies and 150 kHz of nationwide Narrowband Personal Communications Service ("NPCS") frequency (the "NPCS Licenses"). The Company believes that this frequency has important strategic value because it may enable the Company to grow its one-way subscriber base and to provide two-way messaging and other value-added services to its subscribers. As a result, the Company believes its spectrum-rich frequency position enables it to attract private brand strategic alliance partners.

          CENTRALIZED ADMINISTRATION. The Company has centralized customer service, information systems, inventory control and distribution, finance and marketing functions. This centralized administration has enabled the Company to become one of the lowest cost providers of paging and other one-way wireless communications services in the United States. In addition, the administrative infrastructure is designed to support a significantly larger customer base than that currently served by the Company, which will allow it to realize additional operating efficiency as the Company continues to grow.

          CUSTOMER SERVICE CAPABILITIES. Management has focused on developing industry-leading customer service capabilities. The Company employs approximately 600 highly trained customer service personnel operating in state of the art call center facilities. Management believes that these services are an important factor in supporting and retaining its strategic partners, retailers and subscribers.

INTERNATIONAL EXPANSION

     The Company plans to provide messaging services in selected countries on a seamless international network. Management believes that its technology, operational structure and distribution strategies can be replicated in foreign countries to establish nationwide wireless networks. In each country in which the Company plans to offer paging and messaging services, the Company will seek to obtain or have a local affiliate obtain a nationwide frequency common to at least one of the nationwide frequencies it holds in the United States in order to allow a single messaging device to be used in multiple countries. The Company expects to pursue international opportunities through minority interests in joint venture arrangements or network affiliation agreements whereby the Company would contribute its expertise in designing and managing messaging services with minimal incremental capital investments.

     The Company's international strategy is initially to pursue opportunities in North America, Central America and South America. One of the Company's affiliates, PageMart Canada Limited ("PageMart Canada"), has obtained a nationwide license in Canada based on a frequency common to one of its frequencies in the United States. PageMart Canada began providing service in the largest metropolitan areas in Canada to United States subscribers in March 1996 and to Canadian subscribers in April 1996. The Company also provides paging coverage in the Bahamas, Puerto Rico and the U.S. Virgin Islands.

     The Company has entered into an exclusive ten year network affiliation agreement with Telefonos de Mexico through its wholly owned subsidiary, Buscatel. TelMex has acquired in Mexico the same nationwide frequency the Company uses nationwide in the United States and Canada and has installed it in all 33 markets where Buscatel operates. The agreement provides for the linking of these respective systems so as to provide generally similar services including local, regional, nationwide and international coverage options all on the same frequency. The companies will also facilitate roaming between systems. Under the terms of the agreement, the Company and Buscatel will integrate networks to enable efficient, user transparent messaging. The companies will jointly expand coverage, concentrating initially on major cities located along the 2,000-mile United States/Mexico border. The two companies will also jointly market services and co-brand pagers where appropriate. With the addition of Mexico via the TelMex agreement, PageMart offers true NAFTA-wide coverage.

     PageMart has also signed network affiliation agreements with leading paging companies in El Salvador, Guatemala, Honduras, Costa Rica and Panama. As in the case of Mexico, the same nationwide 900MHz frequency used by the Company has been licensed by the Company's network affiliates in each country. The extension of the companies' services, including roaming, to these areas will allow the PageMart network to offer paging from the Panama Canal to Canada.

     The common frequency allows the Company's affiliates in each country to provide customized coverage that extends beyond the borders of the serving country, using the same pager. For example, a subscriber in New York could choose New York and Toronto or Mexico City coverage.

NPCS MESSAGING STRATEGY

     One of the Company's principal strategies is to become a leading provider of two-way messaging services in the United States. Management believes that the introduction of two-way messaging services may present significant future growth opportunities to the Company by enabling it to provide a new generation of advanced messaging services, to new and existing subscribers.

     The Company's NPCS messaging strategy is founded on four principal competitive advantages: (i) nationwide spectrum, (ii) incremental introduction of technology, (iii) established diversified distribution channels and (iv) operating efficiency.

     NATIONWIDE SPECTRUM. With the acquisition of the NPCS Licenses, the Company became one of four companies in the United States with 150 kHz or more of nationwide NPCS frequency. As a result, the

Company is positioned to create a nationwide network capable of delivering local, multi-city, regional, or nationwide data or stored voice messaging services to a large number of subscribers.

     INCREMENTAL INTRODUCTION OF TECHNOLOGY. When ready, the Company intends to deploy NPCS data messaging technology by building upon its one-way transmission network, enabling the Company to minimize the level of capital expenditures and investments. The Company will continue to monitor voice paging opportunities and technologies and may introduce one-way and /or two-way stored voice service depending on market demand for such services.

     ESTABLISHED DIVERSIFIED DISTRIBUTION CHANNELS. The Company plans to leverage its established diversified distribution channels to achieve efficient market penetration of its advanced messaging services.

     OPERATING EFFICIENCY. The Company expects to utilize its existing one-way network and centralized administration to minimize incremental costs of product and service expansion. Management believes that the Company's centralized customer service, information systems, inventory control and distribution, finance and marketing organizations will be capable of supporting the Company's two-way strategy.

     As a result of these operating advantages, the Company plans to offer an array of advanced messaging services at affordable prices that the Company believes should appeal to a large number of potential subscribers and to its current distribution channels.

     In 1996, the Company began testing both NPCS data and stored voice messaging services. Upon successful completion of testing, the two-way data messaging network is expected to be deployed on a city-by-city basis. Advanced data messaging services include guaranteed alphanumeric message delivery with acknowledgment and message with response capabilities.

ONE-WAY MESSAGING OPERATIONS

COAM STRATEGY

     The Company's operating model is unique in the industry in that it follows a strategy of selling rather than leasing messaging equipment to subscribers. As of December 31, 1996, approximately 98% of the Company's messaging units were COAM, which compares to an industry average of approximately 62%. The Company believes that by following a COAM strategy it can achieve significantly better capital efficiency than if it were to follow a lease strategy, which is reflected in its relatively low capital employed per subscriber of $43 at December 31, 1996. Capital employed per subscriber represents total assets, less NPCS Licenses, cash, non-debt current liabilities and international investments divided by units in service. The Company believes that its COAM strategy provides additional benefits, including reduced risk of technological obsolescence and avoidance of the credit risk associated with leasing pagers to end-users. In addition, management believes that this strategy minimizes its disconnection rates in the retail channel. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PAGERS

     The Company does not manufacture any of the pagers used in its paging operations. Currently, the Company buys approximately 60% of its pagers from Motorola with the remainder purchased from other manufacturers. The Company is dependent on such manufacturers to obtain sufficient pager inventory for new subscriber units and replacement needs.

SALES AND MARKETING

     The Company's customers include individuals, corporations and other organizations that desire affordable communication services offering substantial mobility, accessibility and the ability to receive timely information. The Company utilizes a number of distribution channels to market its products and services, including retail marketing, private brand strategic alliances and national sales offices. Management believes that a diversified approach to distribution is important to sustain growth as demand for paging services more deeply penetrates the United States population, especially the consumer market. This diversification is a key element of the Company's strategy of expanding its subscriber base to increase profitability and cash flow through greater utilization of its nationwide wireless communication network. The Company is not dependent on any single customer or a few customers, the loss of one or more of whom would have a material adverse effect on the Company.

  RETAIL MARKETING

     Since early 1993, the Company has been an industry pioneer in developing the national retail distribution channel through sales arrangements with regional and national retail chains that sell electronic and business equipment or consumer goods. The Company provides equipment to a retailer who then sells the equipment to potential users. Once the unit is purchased, the customer can activate it and subscribe for local, regional or nationwide paging coverage with the Company by simply calling the toll-free number identified on the unit. Because the Company's pagers operate on a common nationwide frequency, they can be sold in any retail store located in the Company's nationwide coverage area. By contrast, competitors that use multiple frequencies across markets require retailers to maintain many more SKUs to serve each local market that utilizes a different frequency.

     The Company has entered into sales arrangements with a number of large national retail chains such as Office Depot, Inc., RadioShack, a division of Tandy Corporation, Federated Department Stores, Inc., Target Stores, Inc. and Best Buy, Inc. Retail distribution also allows the Company to sell pagers in markets that would not support a direct sales office but in which it has installed the necessary equipment required for providing paging services. The Company can thus enter new markets by capitalizing on its existing infrastructure of transmitters with the only incremental expense being the procurement of local access phone lines. The Company expects national retail sales to continue to be an important channel of distribution for pagers. The number of national retail store locations has increased to 5,530 stores from 3,411 stores and 2,200 stores at December 31, 1996, 1995 and 1994, respectively. Approximately 25% of the Company's units in service were sold through the national retail channel.

  PRIVATE BRAND STRATEGIC ALLIANCES

     The Company has established numerous strategic relationships with large communications providers. These companies utilize their brand awareness and billing efficiencies to market private brand pagers and services using the Company's transmission network. Approximately 18% of the Company's units in service were sold through private brand strategic alliances, and the Company expects this proportion to increase over the next several years.

     GTE CORPORATION ("GTE"). During 1993 and 1994, the Company and GTE signed a series of agreements providing for the sale and marketing through GTE of GTE-labeled services throughout the United States. In addition, several of these agreements provide for joint cooperation in the deployment of paging network facilities for the provision of wireless messaging and data transmission in the United States. Pursuant to the terms of one of the agreements, GTE agreed to purchase up to 250 new transmitters to be deployed throughout the Company's nationwide network. The Company leases, operates and maintains the transmitters and will provide wireless services to GTE customers, as well as customers of the Company via the Company's nationwide network. The Company's services are sold across the United States through GTE Telephone Operations, GTE Phone Mart Stores, GTE Mobilnet and authorized GTE agents.

     SOUTHWESTERN BELL MOBILE SYSTEMS ("SBMS"). In May 1995, the Company and SBMS signed an agreement for the sale and marketing through SBMS of SBMS-labeled services. After a successful test in several Texas markets in the third quarter of 1995, SBMS has expanded marketing of the service into all SBMS markets. In the fourth quarter of 1996, SBMS initiated direct marketing programs to Southwestern Bell residential telephone customers.

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

     EXCEL COMMUNICATIONS, INC. ("EXCEL"). In March 1996, the Company and EXCEL, a long distance reseller, signed an agreement for the sale and marketing through EXCEL of EXCEL-labeled services.

     PUERTO RICO TELEPHONE COMPANY ("PRTC"). In December 1996, the Company and PRTC, the largest provider of telephone and wireless services in Puerto Rico, signed a ten-year agreement for the resale of PRTC-labeled PageMart services, and for the sharing of network infrastructure and marketing of United States and Puerto Rico coverage to existing PageMart and PRTC customers.

     NATIONAL SALES OFFICES

     The Company's national sales offices sell equipment and services through four distribution channels: direct sales, agents, third-party resellers and local retailers. The Company has a direct sales force of 552 personnel located in approximately 80 MSAs through 65 offices.

     DIRECT SALES. The Company markets its equipment and services through its direct sales force and related marketing activities such as telemarketing and advertisements in radio, print media and telephone company yellow pages. Direct sales representatives are paid in part by commission (which varies depending on the type of service subscribed for and other factors) for each unit sold or placed in service. Approximately 22% of the Company's units in service were sold through its direct sales force.

     AGENTS. The Company markets its equipment and services through agents. Agents establish customers which are billed directly by the Company. Agents earn a commission and a share of future revenues for the customers they establish.

     THIRD-PARTY RESELLERS. In addition to offering paging and messaging services directly to end-users, the Company also provides services under marketing agreements with third-party resellers. Typically, the Company offers third-party resellers paging services in bulk quantities at a wholesale monthly rate that is lower than the Company's regular retail rates. Approximately 35% of the Company's units in service were sold through third-party resellers.

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

     The Company currently offers the following two basic types of one-way paging and messaging services.

               SERVICE                                        FUNCTIONS
               -------                                        ---------
Numeric paging........................  Provides the subscriber with the telephone number of the person who is seeking to contact the subscriber.
                                        Numeric pagers can store and retrieve up to 40
                                        numeric messages, which are displayed on a liquid
                                        crystal display.
Alphanumeric paging...................  Offers the subscriber the ability to receive a text message rather than simply a numeric message.
                                        Alphanumeric pagers can store and retrieve up to 40
                                        messages of up to 80 characters each, which are
                                        displayed on a liquid crystal display.

     NUMERIC PAGING. Among the Company's subscribers who use a numeric display pager, a high percentage select local coverage, although the percentage of subscribers who select multi-city coverage has been increasing. Monthly fees for regional and national paging coverage are substantially higher than the fees charged for single local area coverage. The Company's revenues from multi-city coverage increased to approximately 37% of airtime revenues for the month ended December 31, 1996 from approximately 28% during the month ended December 31, 1995.

     ALPHANUMERIC PAGING. The Company launched its alphanumeric paging services in July 1993 under the tradenames InfoPage(R) and InfoNowSM, and the number of subscribers utilizing this service represented approximately 2.8% of the Company's total subscribers as of December 31, 1996. The percentage of paging industry subscribers utilizing alphanumeric pagers at the end of 1996 was reported to be approximately 12%. The Company has not focused a significant portion of its selling and marketing efforts on alphanumeric paging service, primarily because technology has inhibited the Company's ability to deliver the service in a cost effective manner. With the Company's introduction of high speed FLEX(R) protocols, the Company anticipates alphanumeric paging service becoming a larger portion of its selling and marketing efforts. The ability of alphanumeric pagers to deliver longer text messages, including the ability to store messages received for playback when desired by the subscriber, allows the Company to charge higher monthly fees for its InfoPage(R) and InfoNowSM services than for numeric display paging services.

     ROAMING SERVICES. infoRoamSM and OmniRoamSM services allow customers the flexibility to change their local coverage through a simple phone call. Using a touchtone phone, the customer needs only to enter the area code of the city to which he or she is traveling and the local coverage is changed. Numeric and text messages are automatically sent to the customer's "roaming" city until coverage is moved back to the "home" city. With these services, the customer does not pay for paging coverage that is not needed, (i.e., nationwide). These services are available due to the Company's unique network architecture. These products give the Company's customers the ability to take local coverage with them when they travel to the more than 1,500 PageMart communities in the United States, Canada, U.S. Virgin Islands, Puerto Rico and the Bahamas. In 1997, the Company's customers using these services will be able to roam throughout NAFTA and most major cities in Central America.

     ADDITIONAL VALUE-ADDED SERVICES

     In addition to paging services, the Company offers subscribers a number of additional value-added services, including voice mail services that allow subscribers to retrieve voice messages from persons attempting to contact the subscriber. In addition, the Company offers a numeric message retrieval service which allows a subscriber to retrieve messages that were sent at a time when the subscriber was outside of his or her service area. Other optional services include a nationwide toll-free 800 access number for paging subscribers, a customized voice prompt that allows subscribers to record a personal greeting, maintenance agreements and loss protection programs. Approximately 22% of the Company's recurring revenues during the fiscal quarter ended December 31, 1996 were derived from these additional services.

     The Company also plans to offer wireless connectivity to the Internet for message transfer and information requests through the "PageMart Wireless Web" service utilizing the Company's wireless communications network. These services will include electronic mail, news and other information delivered to messaging devices.

     NPCS SERVICES

     One of the Company's principal strategies is to become a leading provider of advanced messaging services in the United States utilizing its NPCS two-way technology and spectrum. Management believes that the introduction of advanced messaging services may present significant future growth opportunities to the Company by enabling it to provide a new generation of advanced messaging services, including two-way data messaging and other services, to new and existing subscribers.

     In 1996, the Company began testing both NPCS data and stored voice messaging services. Upon successful completion of testing, the two-way data messaging network is expected to be deployed on a city-by-city basis. Advanced data messaging services include guaranteed alphanumeric message delivery with acknowledgment and message with response capabilities.

     The Company's planned service offerings are expected to be delivered to a pocket-sized subscriber unit containing a transmitter, enabling it to send a signal identifying its location to the Company's network. Management estimates that the Company's enhanced alphanumeric services will be offered to customers at monthly prices competitive with current one-way alphanumeric paging services in similar service areas. The Company's service offerings are expected to include:

     ENHANCED ALPHANUMERIC MESSAGING. The Company's enhanced alphanumeric messaging service will enable the subscriber to receive alphanumeric messages up to several hundred characters in length (compared to the approximately 80 characters in traditional one-way alphanumeric messaging) which will be input by either (i) a computer or other software-enabled device with the proper software and a modem that can access the Company's network directly or via the Internet or (ii) a dispatch operator. The service is expected to be based on Motorola Inc.'s ("Motorola") ReFLEX25(TM) technology. This technology will permit the network to verify that the subscriber unit has obtained the message ("guaranteed delivery"), that the subscriber has read the message ("read acknowledgement") and to store the message for later delivery if the subscriber's unit is not currently available.

     The Company believes that penetration of alphanumeric service on a regional and nationwide basis has been limited to date due to the reluctance of many one-way paging operators to promote the service because of its relatively high use of system capacity during transmission. The NPCS Licenses and the ReFLEX25(TM) technology should offer significant increases in capacity and delivery speed over the spectrum and technology currently delivering alphanumeric messaging services. The Company expects that its enhanced alphanumeric service will improve upon traditional service by permitting longer messages, by guaranteeing and acknowledging delivery and, eventually, by permitting the subscriber to initiate responses. Management believes that these service enhancements, along with its competitive pricing, will appeal to subscribers of traditional alphanumeric messaging services and to cost conscious customers who have not previously subscribed to such services.

     OTHER SERVICES. Over time, the Company intends to participate in the growth of wireless data messaging services through new and existing strategic alliances, wireless data alliances with software companies and electronic equipment manufacturers to develop additional text messaging services. In addition to pocket-sized pagers, the Company expects that wireless text and data transmissions will be received by computers, organizers or a personal digital assistant equipped with two-way RF modems or built-in RF capability. It is anticipated that a limited response by the device will be possible.

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

     In order to simulcast the paging signal, a traditional system must be fine-tuned ("optimized") so that each transmitter broadcasts the paging signal at the same time. Optimization becomes more complex and expensive as the service area expands. In addition, since a traditional system requires line-of-site transmission of the RF control link signal, repeater stations must be used to re-broadcast this RF signal in a large system such as the New York or Los Angeles metropolitan areas. The more distant the transmitter sites are from the central RF control link transmitter, the more repeaters are necessary. Repeater stations make optimization more difficult and increase equipment and recurring tower rental costs. For non-contiguous regional coverage either telephone lines or microwave communication links are typically used in lieu of RF control links.

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

     Benefits of the Direct Broadcast Satellite. The use of a DBS broadcast system provides a number of benefits to the Company including:

     - Selectively addresses one or all markets to provide a wide range of local, multi-city, regional or nationwide coverage options. The Company's system configuration employs a high degree of spectrum efficiency with regard to the paging frequency because only the coverage area the customer has selected will be activated with each page.

     - Replaces terrestrial RF control link equipment with satellite based equipment and signaling. This eliminates capital expenditures associated with terrestrial RF control link equipment and the associated telecommunications expenses, utilities and ongoing site rent and requires much lower expenditures for satellite receivers and satellite service.

     - Suffers significantly less degradation in performance due to building reflection and simulcasting problems, such as the overlapping of two independently controlled markets.

     - Allows for rapid deployment of the network system because the transmitters are operational immediately upon installation, while terrestrial RF control links need to be optimized, which can take up to three months in some large urban markets.

     - Supports the high data rates that will be required in order to effectively provide enhanced services such as two-way messaging services. Management believes that this will allow the Company to implement higher speed signal technologies quickly and in a cost effective manner.

     TWO-WAY MESSAGING NETWORK

          NARROWBAND PCS PROTOCOLS

     Paging networks use various "protocols" to provide seamless communications between the various components which make up a paging network. Protocols regulate the format and flow of messages which are transmitted over the network. As such, protocols facilitate the orderly and efficient flow of message traffic over the network. Motorola has developed, and licensed to Glenayre Technologies, Inc. ("Glenayre"), several protocols, including FLEX(R), ReFLEX25TM, ReFLEX 50TM and InFLEXionTMVoice. Of these protocols, ReFLEX25TM and ReFLEX50TM support two-way alphanumeric messaging, and InFLEXionTMVoice supports stored voice messaging.

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

                                                        INFLEXION(TM) VOICE   REFLEX50(TM)  REFLEX25(TM)
                                                        -------------------   ------------  ------------
Technology............................................       Analog             Digital       Digital
Outbound Message Transmission Speed per Channel(1)....         --              6,400 bits    6,400 bits
                                                                               per second    per second
Number of Channels(1).................................          7                  4             3
Outbound Throughput(1)................................         --              25,600 bps    19,200 bps
                                                                                per area      per area
Frequency Reuse.......................................         Yes                Yes          Yes(2)
Message Acknowledgement...............................         Yes                Yes           Yes
Limited Alphanumeric Message Response.................         No                 Yes           Yes
Stored Voice Messaging(3).............................         Yes                 No            No
Advanced Text Messaging(4)............................         No                 Yes           Yes

---------------

(1) Bits per second (bps) gross rate including message overhead. Based on NPCS networks with 50 kHz outbound frequency. InFLEXion(TM) Voice does not transmit voice messages digitally.

(2) Motorola states that ReFLEX25(TM) protocol will in the future support cellular-like frequency reuse within a city/zone if the Company requires it for additional capacity.

(3) Although the ReFLEX50(TM) and ReFLEX25(TM) protocols technically have the ability to support digital voice service offerings, management believes that neither of these protocols can cost-effectively support these service offerings.

(4) InFLEXion(TM) Voice does not support text messaging. The Company understands that Motorola may modify the protocol in the future to support data services.

     NPCS NETWORK BUILDOUT

          The Company expects to design and construct its nationwide NPCS network to provide advanced messaging services and currently expects to complete substantially its network buildout by the end of 1999. The key elements of the network buildout are as follows:

          Design. The design of the Company's nationwide NPCS network is currently expected to be based upon Motorola's ReFLEX25(TM) technology in order to achieve cost effective sharing of the existing FLEX(R) network, efficient use of the Company's spectrum and to accommodate a greater number of subscribers. The design process requires extensive RF planning, which involves the selection of specific sites for the placement of transmitters and receivers as well as functioning infrastructure equipment from manufacturers. As part of the design process, the Company's engineers are identifying sites using the Company's database (as well as other sources), which contains specific information about available sites throughout the nation. Sites are chosen on the basis of their coverage and on frequency propagation characteristics, such as terrain, topography, building penetration and population density.

          Equipment. The infrastructure of the Company's network will consist of radio transmitters and receivers, switches, RF controllers and ancillary equipment, such as coaxial cable and antennas. The Company plans to purchase this infrastructure equipment (other than the ancillary equipment) from industry leading equipment suppliers, Motorola and Glenayre. The Company believes that currently there is only a limited number of suppliers of terminals and transmitters and as a result the Company is dependent on such suppliers for its infrastructure equipment needs. The Company currently has no agreements with Motorola and Glenayre that require it to purchase infrastructure equipment or messaging units beyond its two test networks for its two-way services. The Company has entered into a five year agreement with AvData Systems, Inc. to purchase VSAT equipment and satellite capacity for its NPCS network.

          Development of Technology. Motorola and Glenayre are still developing and conducting over-the-air testing of ReFLEX25TM technology, infrastructure equipment and subscriber units. The vendor tests do not take into account certain factors prevalent in the design of the Company's two-way network buildout such as terrain topography, building penetration and population density, hence the Company has constructed its own networks for the purpose of evaluating these factors as well as the performance of the infrastructure equipment. The Company believes that Motorola and Glenayre will establish that the technology and equipment can deliver a wireless voice message to subscriber unit under controlled circumstances. The Company also understands that Motorola's ReFLEX50TM technology has been introduced and is being used commercially by another paging company. However, there can be no assurance that two-way service will be commercially viable, and the success of two-way service could be affected by matters beyond the Company's control.

     The Company expects to purchase a significant portion of its subscriber messaging units from Motorola, with the remainder expected to be purchased from other manufacturers. The Company understands that Motorola has licensed to other wireless equipment manufacturers the relevant protocol, as Motorola has done with its FLEX(R) protocols. Although the Company believes that sufficient alternative sources of two-way messaging units will exist, the Company would be adversely affected if it were unable to obtain the units on satisfactory terms.

     As the Company begins development and implementation of NPCS services, the Company expects to incur significant additional operating losses during the start-up phase for such services, and it will be necessary for the Company to make substantial investments. The Company anticipates requiring additional sources of capital to fund the construction of a two-way messaging network, including expenditures relating to the build-out requirements of the Federal Communications Commission ("FCC"). See "Government Regulation." The Company anticipates investing $75 to $100 million to test and construct a two-way transmission network. Thereafter, the Company anticipates that its two-way operations may require up to $100 million of additional investment to add capacity to the network as the Company's two-way customer base grows. The Company expects to require additional financing to complete the buildout, which may include entering into joint venture arrangements, however there can be no assurance that sufficient financing will be available to the Company.

See Item 7. Management's Discussion of Financial Condition and Results of Operations -- Liquidity and Capital Resources.

COMPETITION

     The Company competes primarily on the basis of the price of its equipment and wireless services, quality of service, and its coverage capability. Its competitors include both companies which provide paging or other mobile communications services in local markets in which the Company operates and regional and nationwide paging service providers. These include regional telephone companies and both small and large paging service providers, such as Paging Network, Inc., AirTouch Communications, Inc. and Arch Communications Group, Inc. Certain of these companies have substantially greater financial, technical and other resources than the Company. In addition, a number of paging carriers have constructed or are in the process of constructing nationwide wireless networks that will compete with the Company's services, including the provision of two-way messaging. Management believes that the Company's low cost structure and service offerings will enable it to continue to compete effectively in all markets.

     A number of competing technologies, including cellular telephone service, broadband and narrowband personal communications services, specialized mobile radio, low speed data networks and mobile satellite services, are used in, or projected to be used for, two-way wireless messaging services. Cellular telephone technology provides an alternative communications system for customers who are frequently away from fixed-wire communications systems (i.e., ordinary telephones). Compared to cellular telephone service, paging service is generally less expensive, offers longer battery life, provides better in-building penetration, extends over wider coverage areas, and is more transportable. For those cellular customers for whom convenience and price are considerations, paging can compete successfully by complementing their cellular usage. Management believes that paging will remain one of the lowest-cost forms of wireless messaging due to the low cost infrastructure associated with paging systems, as well as advances in technology that will reduce paging costs. Broadband personal communications services technologies are currently being offered commercially in some cities, are under development in other areas of the United States and are similar to cellular technology. This technology will offer greater capacity for two-way wireless messaging services and, accordingly, is expected to result in greater competition.

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

GOVERNMENT REGULATION

     Wireless messaging operations are subject to regulation by the FCC under the Communications Act of 1934, as amended (the "Communications Act") including recent amendments contained in the Telecommunications Act of 1996 (the "1996 Act"). At the present time, wireless messaging services are primarily offered over radio frequencies that the FCC has allocated for either common carriage (the licensees for which are known as radio common carriers ("RCCs")), or private carriage (the licensees for which are known as private carrier paging operators ("PCPs")). RCCs are granted an exclusive license to a particular radio frequency in a particular locality or region. Certain qualified PCPs have been granted such exclusive use of their frequencies as well. In addition, the FCC has recently granted, by auction, regional and nationwide NPCS licenses that can be used for advanced paging services, such as two-way paging.

     The Company provides one-way paging services directly to subscribers over its own transmission facilities. The Company (through subsidiaries) holds certain RCC licenses (the "RCC Licenses") and two exclusive nationwide PCP licenses, as well as exclusive licenses on various PCP frequencies in certain metropolitan areas, including New York, Los Angeles and Chicago (the "PCP Licenses"). Additionally, the Company holds a 50 kHz unpaired nationwide NPCS license (the "Nationwide Narrowband License") and five 50/50 kHz paired regional NPCS licenses (the "Regional Narrowband Licenses"); the latter five licenses authorize the Company to operate regional narrowband systems on the same frequencies throughout the continental United States. The Nationwide Narrowband License was granted on September 29, 1994, and the Regional Narrowband Licenses were granted on January 27, 1995. The Nationwide Narrowband License and the Regional Narrowband Licenses may be utilized in connection with various two-way NPCS services or to expand the Company's existing one-way transmission network.

     The Omnibus Budget Reconciliation Act of 1993 (the "Budget Act") amended the Communications Act by eliminating many of the regulatory distinctions governing mobile service providers. The FCC implemented the new law by creating a new regulatory category called "commercial mobile radio services" ("CMRS"), which includes most paging providers previously operating as either RCCs or PCPs, including the Company. The FCC has adopted new rules to govern regulation of this new category, which became effective in August 1996. As a result of the new rules, PCP licensees such as the Company have additional obligations. For example, these licensees must provide connection upon reasonable request, must not engage in any unreasonably discriminatory practices and will be subject to complaints regarding any unlawful practices. PCP licensees also are subject to provisions that authorize the FCC to provide remedial relief to an aggrieved party upon finding a violation of the Communications Act and related customer protection provisions.

     The Company's PCP, RCC and NPCS Licenses (collectively, the "Licenses") authorize the Company to use the radio frequencies necessary to conduct its paging operations. The Licenses prescribe the technical parameters, such as power output and tower height, under which the Company is authorized to use those frequencies. The Licenses are for varying terms of up to 10 years, at the end of which time renewal applications must be submitted to the FCC for approval. Several of the Company's PCP and RCC Licenses expire between 1997 and 1999. In order to be granted the exclusive use of a frequency, the Company is required to construct and maintain a specified minimum number of transmission sites, depending upon the breadth of the exclusivity, each of which is licensed by the FCC (the "Operating Licenses"). Of the Company's approximately 1,700 Operating Licenses, 317 require renewal in 1997 and 316 require renewal in 1998. The Nationwide Narrowband License will expire on September 29, 2004 unless renewed by the Company. The Regional Narrowband Licenses will expire on January 27, 2005 unless otherwise renewed. FCC renewals are routinely granted in most cases upon a demonstration of compliance with FCC regulations and adequate service to the public. Although the Company is unaware of the existence of any circumstances which would prevent the grant of any pending or future renewal applications, no assurance can be given that the Licenses will be renewed by the FCC in the future. Furthermore, although revocation and involuntary modification of licenses are extraordinary regulatory measures, the FCC has the authority to restrict the operation of licensed facilities or to revoke or modify licenses. No License of the Company has ever been revoked or modified involuntarily.

     The Company has complied with FCC requirements with respect to the buildout of its existing one-way paging network. There are separate FCC buildout requirements with respect to the Company's NPCS Licenses. As a nationwide NPCS licensee, the Company must construct base stations that provide coverage to a composite area of 750,000 square kilometers or serve 37.5% of the United States population within five years of the initial license grant date and must construct base stations that provide coverage to a composite area of 1,500,000 square kilometers or serve 75% of the United States population within ten years of the initial license grant date. Additionally, as a regional NPCS licensee, the Company must construct base stations that provide coverage to a composite area of 150,000 square kilometers or serve 37.5% of the population of the service area within five years of its initial license grant date and must construct base stations that provide coverage to a composite area of 300,000 square kilometers or serve 75% of its service area population within ten years of the initial license grant date. Failure to meet the construction requirements will result in forfeiture of the license and ineligibility to regain it.

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

     The Communications Act limits foreign ownership of entities that hold certain licenses from the FCC, including licenses of the type held by the Company. Because of this limitation, except pursuant to FCC discretion, no more than 25% of the Company's stock may be owned, directly or indirectly, or voted by non-United States citizens or their representatives, a foreign government or its representatives, or a foreign corporation. Based on currently available information, the Company estimates that its foreign ownership is approximately 22%. However, this percentage is subject to change at any time upon any transfer of direct or indirect ownership of the Company's Common Stock. If the Company obtains knowledge that the foreign ownership of its stock exceeds 25%, it would be forced to either seek approval from the FCC for the additional foreign ownership or redeem common stock at current market value (determined as set forth in the Company's certificate of incorporation) from foreign shareholders in an amount sufficient to reduce such ownership to below 25% (as permitted by the Company's certificate of incorporation).

     The Budget Act imposed a structure of regulatory fees which the Company is required to pay with respect to its Licenses. The FCC has proposed an increase in these fees for fiscal year 1997. The Company believes that these regulatory fees (either as in effect or as proposed) will not have any material adverse effect on the Company's business.

     On February 24, 1997, the FCC released its Second Report and Order, which sets a system of competitive bidding ("auctions") to issue licenses for frequencies for which there are mutually exclusive applications. Under the FCC proposal, licenses for individual paging channels for which there are mutually exclusive applications would be auctioned on a geographic basis. In defining the area within which existing users would be protected from interference from the auction winners or neighboring licensees (an area known as an "interference contour"), the FCC created a new methodology that in many instances reduces the size of the area within existing licensees' interference contours. This change, however, does not have any impact on licensees with nationwide exclusivity (such as the Company), because no other operator has the right to apply for such licensees' exclusive frequencies.

     The FCC's Second Report and Order contains a Further Notice of Proposed Rulemaking in which the FCC seeks commentary on whether it should impose coverage requirements on licensees with nationwide exclusivity (such as the Company), whether these coverage requirements should be imposed on a nationwide or regional basis, and whether -- if such requirements are imposed -- failure to meet the requirements should result in a revocation of the entire nationwide license or just a portion of the license. If the FCC were to impose stringent coverage requirements on licensees with nationwide exclusivity, the Company might have to accelerate the build-out of its system in certain areas.

     In a rulemaking proceeding pertaining to interconnection between local exchange carriers ("LECs") and CMRS providers, the FCC has concluded that LECs are required to compensate CMRS providers for the reasonable costs incurred by such providers in terminating traffic that originates at LEC facilities, and vice versa. With regard to the negotiation of these mutual compensation arrangements, the FCC has concluded that states have the authority under certain circumstances to mandate a "bill and keep" arrangement on negotiating parties (i.e., the LEC and the CMRS provider would charge each other a rate of zero for the termination of the other's traffic). The Company believes that "bill and keep" arrangements, if applied to paging services, would not have any material adverse effect on the Company's business.

     Consistent with this ruling mandating compensation for carriers terminating LEC-originated traffic, the FCC has determined that LECs may not charge a CMRS provider or other carrier for terminating LEC-originated traffic. Some LECs have been reluctant to comply with the FCC orders and have threatened to terminate interconnection arrangements with the Company if it does not agree to pay to terminate

LEC-originated traffic. The Company has made certain payments to the LECs under protest and has maintained reserves for payments that the LECs claim are due, but that the Company is presently withholding.

     As a result of the enactment of the 1996 Act, the Company may face additional financial obligations. In November 1996, in response to a directive in the 1996 Act, the FCC adopted new rules that govern compensation to be paid to pay phone providers. These rules are the subject of several judicial appeals. If the FCC rules ultimately are upheld, however, the cost of providing certain paging services, including 800 number paging, could increase. Also, in response to changes made by the 1996 Act, the FCC currently is considering the adoption of new rules regarding payments by telecommunications firms into a revamped fund that will provide for the widespread availability of telecommunications services, including to low-income consumers ("Universal Service"). Prior to the implementation of the 1996 Act, Universal Service obligations largely were met by local telephone companies. Under the proposed rules, all telecommunications carriers, including paging companies, will be required to contribute to the Universal Service Fund. Payments into the fund will likely increase the cost of doing business and could make the Company's service less competitive with the other services.

     From time to time, legislation and regulations which could potentially adversely affect the Company are proposed by federal and state legislators and regulators. Legislation is currently in effect in Texas requiring paging companies to contribute a portion of their taxable telecommunications revenues to a Telecommunication Infrastructure Fund created by the state legislature. Management does not believe that the Texas law will have a material adverse effect on the Company's operations and is not aware of any other currently pending legislation or regulations which will have a material adverse impact on the Company's operations. However, there can be no assurance that Federal or other state legislation will not be adopted, or that the FCC or the various state agencies will not adopt regulations or take other actions, that would adversely affect the business of the Company.

TRADEMARKS

     The Company owns certain intellectual property, including without limitation, trademark and service mark rights associated with certain federal and foreign trademark registrations and applications, common law trademark, trade name and service mark rights, and other legal and equitable rights connected with the Company's voice and data communication products and services and, in particular, one-way and two-way paging systems and technologies and related services. The Company markets its multiple city wireless service under the name Pick-Your-Cities(R) and its nationwide service under the name Page-Me-USA(R), both of which are federally registered service marks. The Company has filed applications with the United States Patent and Trademark Office as well as certain foreign trademark offices to register approximately 107 additional service and trademarks. The Company also has full use of the name PageMart, as a mark.

EMPLOYEES

     At December 31, 1996, the Company had 1,833 full-time employees, approximately 1,441 of whom were engaged in sales and customer service.

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

     The Company generally leases the locations used for its transmission facilities under operating leases. These leases, which are generally for five years or less, currently provide for aggregate annual rental charges of approximately $8.1 million. The Company does not anticipate difficulty in renewing these leases or finding equally suitable alternate facilities on acceptable terms. The Company also leases approximately 130,000 square feet of office space for its corporate headquarters in Dallas, Texas, at an annual cost of approximately $1.3 million and varying lesser amounts for local offices at other locations. Aggregate annual rental charges under the Company's local office leases are approximately $2.5 million. Effective February 1, 1998, the Company's corporate headquarters lease, covering 130,000 square feet of office space, will expire. On November 26, 1996, the Company entered into a lease agreement for new facilities for its corporate headquarters. Under the terms of the lease, the Company is committed to leasing 30,000 square feet of office space by June 1, 1997 expanding to 120,000 square feet on May 1, 1998.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None
                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS

     The Company's Class A Common Stock, $0.0001 par value, was initially offered to the public on June 14, 1996, and is listed on the Nasdaq National Market System under the symbol PMWI. Prior to the offering (the "Offering"), there was no public market for the Company's Class A Common Stock. There currently is no public market for the Company's Class B, Class C or Class D Common Stock. Class A Common Stock is convertible by certain holders thereof into either Class B or C Common Stock. Classes B, C and D Common Stock are convertible to Class A Common Stock. Set forth below are the high and low sales prices for shares of the Company's Class A Common Stock in 1996 from June 13, 1996, the date of the Offering, through the end of the second quarter of 1996 and for each full quarterly period thereafter in 1996.

                                                    HIGH          LOW
                                                    ----          ----
1996:
  Second Quarter..................................  $13 1/4       $ 10
  Third Quarter...................................  $11 7/8       $  8 1/4
  Fourth Quarter..................................  $10 1/8       $  6

     As of February 28, 1997, the Company's Class A, Class B, Class C and Class D Common Stock was held by approximately 197, 8, 2 and 1 holders of record, respectively.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth summary historical financial information and operating data for each of the five fiscal years ended December 31, 1996. The financial information and operating data were derived from, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this report.

                                                           FISCAL YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------------------------
                                          1992          1993          1994           1995            1996
                                       -----------   -----------   -----------   -------------   -------------
                                        (IN THOUSANDS, EXCEPT UNIT, ARPU, PER SUBSCRIBER AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Recurring revenues...................     $  6,668      $ 24,184      $ 56,648      $  101,503      $  153,041
Equipment sales and activation
  fees...............................        9,837        26,483        53,185          57,688          68,551
                                          --------      --------      --------      ----------      ----------
Total revenues.......................       16,505        50,667       109,833         159,191         221,592
Cost of equipment sold...............       10,044        28,230        57,835          63,982          78,896
Operating expenses...................       25,584        47,448        85,322         118,557         155,265
                                          --------      --------      --------      ----------      ----------
Operating loss.......................      (19,123)      (25,011)      (33,324)        (23,348)        (12,569)
Interest expense.....................       (2,456)       (6,538)      (12,933)        (30,720)        (35,041)
Interest income......................          529           428           858           1,997           1,140
Other................................           --            --          (414)         (1,042)         (2,128)
                                          --------      --------      --------      ----------      ----------
Net loss.............................      (21,050)      (31,121)      (45,813)        (53,113)        (48,598)
                                          ========      ========      ========      ==========      ==========
Net loss per common share............     $  (1.24)     $  (1.51)     $  (1.72)     $    (1.53)     $    (1.30)
Weighted average number of common
  shares and share equivalents
  outstanding........................       16,962        20,627        26,574          34,653          37,462
BALANCE SHEET DATA (AT PERIOD END):
Current assets.......................     $ 13,365      $ 51,279      $ 44,397      $   62,535      $   70,572
Total assets.........................       30,772        78,773       142,059         263,829         313,620
Current liabilities..................       14,754        20,198        37,966          56,508          62,503
Long-term debt, less current
  maturities.........................       25,059        78,359        92,632         219,364         240,687
Stockholders' equity (deficit).......       (9,041)      (19,784)       11,461         (12,043)         10,430
OTHER DATA:
Units in service -- domestic.........      117,034       327,303       772,730       1,240,024       1,851,445
Units in service -- international....           --            --            --              --           7,962
Net subscriber additions.............       64,909       210,269       445,427         467,294         619,383
ARPU(1)..............................     $   8.66      $   9.81      $   8.64      $     8.62      $     8.04
Operating profit (loss) before
  selling expenses per subscriber per
  month(2)...........................       (12.69)         (.98)          .90            2.11            2.25
Selling expenses per net subscriber
  addition(3)........................          157            91            81              91              87
EBITDA(4)............................      (16,499)      (19,930)      (25,219)        (10,076)          8,623
Capital expenditures.................       13,729        10,810        16,719          33,503          63,804
Depreciation and amortization........        2,624         5,081         8,105          13,272          21,192

---------------

(1) Average monthly revenue per unit ("ARPU") is calculated by dividing (i) recurring revenues, consisting of fees for airtime, voice mail, customized coverage options, excess usage fees and other recurring revenues and fees associated with the subscriber base for the quarter by (ii) the average number of units in service for the quarter. ARPU is stated as the monthly average for the final quarter of the year.

(2) Operating profit (loss) before selling expenses (selling expenses include loss on sale of equipment) per subscriber for the Company's one-way operations is calculated by dividing (i) recurring revenues less technical expenses, general and administrative expenses, and depreciation and amortization for the final quarter of the period by (ii) the average number of units in service for the final quarter of the period. Stated as the monthly average for the fourth fiscal quarter of the period.

(3) Selling expenses per net subscriber addition for the Company's domestic one-way operations is calculated by dividing (i) selling expenses, including loss on sale of equipment for the year by (ii) the net domestic subscriber additions for the year.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the results of operations and financial condition of the Company for the three years ended December 31, 1996. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere in this report.

     When used in this discussion, the words "estimate", "project", "plan", "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the timely development and acceptance of new products, the impact of competitive products and pricing that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

     Since commencing operations in 1990, the Company has invested heavily in its one-way wireless communications network and administrative infrastructure in order to establish nationwide coverage, sales offices in major metropolitan areas, customer service call centers and centralized administrative support functions. The Company incurs substantial fixed operating costs related to its one-way wireless communications infrastructure, which is designed to serve a larger subscriber base than the Company currently serves in order to accommodate growth. In addition, the Company incurs substantial costs associated with new subscriber additions. As a result, the Company has generated significant net operating losses for each year of its operations. See "-- Management's Presentation of Results of Operations."

     The Company's strategy is to expand its subscriber base to increase profitability and cash flow through greater utilization of its nationwide wireless communications network. From January 1, 1992 to December 31, 1996, the number of units in service increased from 52,125 to 1,859,407. None of the Company's growth is attributable to acquisitions. Given its growth strategy and the substantial associated selling and marketing expenses, the Company expects to continue to generate operating losses in 1997 from its one-way wireless communications business. In addition, the Company began testing and development of two-way wireless messaging services in 1996 and plans to continue the development and implementation in 1997 and 1998, and expects to incur additional operating losses during the start-up phase for such services. The Company does not anticipate any significant revenues from two-way services during 1997, however, it expects to generate revenues with respect to two-way services in 1998. The Company's ability to generate operating income is primarily dependent on its ability to attain a sufficiently large installed subscriber base that generates recurring revenues which offset the fixed operating costs of its wireless networks, administration and selling and marketing expenses. The Company intends to achieve this growth by promoting its customized paging and other wireless messaging services through its national sales offices, retail distribution channels, private brand strategic alliances with GTE Corporation, Southwestern Bell Mobile Systems, AT&T Wireless Services, Ameritech Mobile Services, Inc. and long distance reseller EXCEL Communications, Inc., and international expansion.

     During the twelve months ended December 31, 1996, the Company's affiliate PageMart Canada added 13,270 subscribers. As a result of its ownership interest in PageMart Canada, the Company's proportional share of the units in service of PageMart Canada was 7,962 units at December 31, 1996.

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

     The Company derives its recurring revenue primarily from fixed periodic fees for services that are not generally dependent on usage. Consequently, the Company's ability to recoup its initial selling and marketing costs, to meet operating expenses and to achieve profitability is dependent on the average length of each customer's subscription period. As long as a subscriber continues to utilize the Company's service, operating results benefit from the recurring payments of the fixed fees without the incurrence of additional selling expenses by the Company. Conversely, operating results are adversely affected by customer disconnections. Each month a percentage of the Company's existing customers have their service terminated for a variety of reasons, including failure to pay, dissatisfaction with service and switching to a competing service provider. The Company's average monthly disconnection rates for the years ended December 31, 1994, 1995 and 1996 were 3.4%, 2.5% and 2.4%, respectively.

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

  FISCAL YEARS 1994, 1995 AND 1996

     Units in Service

     Units in service were 772,730, 1,240,024 and 1,851,445 as of December 31, 1994, 1995 and 1996, respectively. This represents an annual growth rate of 60% and 49% in 1995 and 1996, respectively. In addition, for the year ended December 31, 1996, PageMart Canada added 13,270 subscribers. As a result of its ownership interest in PageMart Canada, the Company's proportional share of the units in service of PageMart Canada was 7,962 units at December 31, 1996. The Company has experienced strong growth in units in service due primarily to the success of its sales and marketing strategies in the direct sales, national retail and third-party reseller channels, as well as from private brand strategic alliance programs.

     Revenues

     Revenues for the fiscal years 1994, 1995 and 1996 were $109.8 million, $159.2 million and $221.6 million, respectively. Recurring revenues for airtime, voice mail and other services for the same periods were $56.6 million, $101.5 million and $153.0 million, respectively. Revenues from equipment sales and activation fees for 1994, 1995 and 1996 were $53.2 million, $57.7 million and $68.6 million, respectively. The increases in recurring revenues and revenues from equipment sales and activation fees were primarily due to rapid growth in the number of units in service. The increase in equipment sales during 1996 was somewhat offset by a decline in the average price per unit sold. The Company expects equipment prices per unit generally to remain constant or decline slightly as sales volumes increase.

     The Company's ARPU was $8.64, $8.62 and $8.04 in the final quarter of 1994, 1995 and 1996, respectively. Over the past twelve months, the Company's ARPU has decreased primarily as a result of an increase in subscribers added through private brand strategic alliance and third party reseller channels. This decrease in ARPU has been offset somewhat by a higher mix of multi-city, regional and nationwide services as well as increased sales of other value-added services such as voice mail and toll-free numbers. Management anticipates that the Company's ARPU will decline in the foreseeable future due to a continued higher mix of subscribers added through private brand strategic alliance programs which yield lower ARPU. ARPU is lower for subscribers added through private brand strategic alliances and third party resellers because these are generally high volume customers that are charged wholesale airtime rates. However, because third-party resellers and private brand strategic alliance partners are responsible for selling and marketing costs, billing, collection and other administrative costs associated with end-users, the Company incurs substantially lower marketing and administrative costs with respect to such subscribers.

     Cost of Equipment Sold

     The cost of equipment sold in 1994, 1995 and 1996 was $57.8 million, $64.0 million and $78.9 million, respectively. The change in 1996 was a combination of an increase in the number of units sold and slightly lower average pager prices paid to suppliers. The Company expects pager costs generally to remain constant, with modest reductions in cost to the Company as a result of volume purchases. Management anticipates that loss on equipment sold will increase on a per unit basis for the foreseeable future due to increased competition, especially in the national retail channel.

     Operating Expenses

     Technical expenses were $16.2 million, $25.5 million and $36.7 million in 1994, 1995 and 1996, respectively. The increase resulted primarily from the continued expansion of the Company's nationwide network infrastructure, which resulted in greater expenses associated with the addition of new transmitter sites, transmitter and terminal equipment and telecommunications expenses. On an average monthly cost per unit in service basis, technical expenses were $2.45, $2.11 and $1.98 in 1994, 1995 and 1996, respectively. The per unit decreases were the result of increased operating efficiencies and economies of scale experienced with the growth of the Company's subscriber base. During 1996, the Company incurred $297,000 in technical expenses associated with the development of its two-way wireless messaging services.

     Selling expenses in 1994, 1995 and 1996 were $31.3 million, $36.1 million and $42.6 million, respectively. This increase resulted from greater marketing and advertising costs related to the growth in units sold as well as from increased sales compensation because of the addition of sales personnel in new and existing operating markets. During the years ended December 31, 1994, 1995 and 1996, the Company added 445,427, 467,294 and 611,421 net new domestic units in service, respectively. Sales and marketing employees decreased from 450 at December 31, 1994 to 445 at December 31, 1995 and then increased to 552 at December 31, 1996. Management views the net loss on equipment sold to be a component of selling and marketing expenses incurred to add new subscribers. See "-- Management's Presentation of Results of Operations." Selling and marketing expenses per net subscriber addition (including loss on equipment sales) were $81, $91 and $87 for the years ended December 31, 1994, 1995 and 1996, respectively. During the twelve months ended December 31, 1996, the Company incurred $447,000 in selling expenses associated with international operations (including loss on equipment sales).

     General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) in 1994, 1995 and 1996 were, $29.8 million, $43.4 million and $53.7 million, respectively. This increase was attributable to the Company's expansion of its customer service call centers and continued expansion in new and existing markets to support the growing subscriber base which required additional office space, administrative personnel and customer service representatives. On an average cost per month per unit in service basis, general and administrative expenses were $4.52, $3.59 and $2.89 for fiscal years 1994, 1995, and 1996, respectively. The per unit decreases were a result of increased operating efficiencies and economies of scale achieved through the growth of the Company's subscriber base. During 1996, the Company incurred $341,000 in general and administrative expenses associated with the development of its two-way wireless messaging services.

     Depreciation and amortization in 1994, 1995 and 1996 was $8.1 million, $13.3 million and $21.2 million, respectively. The increases resulted from the expansion of the Company's network infrastructure including transmitter and terminal equipment, as well as the purchase and development of a new centralized administrative system in 1995 and 1996. As an average cost per month per unit in service, depreciation and amortization was $1.23, $1.10 and $1.14 for the years ended December 31, 1994, 1995 and 1996, respectively.

     Interest Expense

     Consolidated interest expense increased from $12.9 million in 1994 to $30.7 million in 1995 and $35.0 million in 1996. The increase in 1995 was primarily the result of the issuance of the Company's 15% Senior Discount Notes due 2005 (the "15% Notes") in January 1995, increased interest related to the 12 1/4% Senior Discount Notes due 2003 issued by PageMart (the "12 1/4% Notes"), as well as increased borrowings under vendor financing agreements. Interest expense related to the 12 1/4% Notes was $10.8 million, $11.8 million and $13.3 million in 1994, 1995 and 1996, respectively. Interest expense related to the 15% Notes was $15.3 million and $18.4 million in 1995 and 1996 respectively.

     Net Loss

     The Company sustained net losses in 1994, 1995 and 1996 of $45.8 million, $53.1 million and $48.6 million, respectively, principally due to the cost of funding the growth rate of the Company's subscriber base which resulted in an increase in units sold, selling and marketing expenses, operating expenses and interest expense.

MANAGEMENT'S PRESENTATION OF RESULTS OF OPERATIONS

  COMPARISON WITH GAAP PRESENTATION

     The Company's audited Consolidated Financial Statements for the years ended December 31, 1994, 1995 and 1996, included elsewhere in this report, have been prepared in accordance with generally accepted accounting principles ("GAAP"). For internal management purposes, the Company prepares statements of operations that are derived from the Company's GAAP financial statements but are reordered in a format that management uses for its internal review of the Company's performance and that management believes are useful in understanding the Company's results.

     Management believes that operating profit before selling expenses is a meaningful indicator of the profitability of the Company's installed base of units in service because it measures the recurring revenues received for services less the costs (including depreciation and amortization) associated with servicing that installed base. Operating profit before selling expenses per subscriber per month for the Company's one-way operations has grown from $(0.46) during the first quarter of 1994 to $2.25 during the fourth quarter of 1996 due primarily to the Company's increase in subscribers, operating efficiency and resulting benefits in economies of scale.

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

          Recurring Revenues. Recurring revenues include periodic fees for airtime, voice mail, customized coverage options, toll-free numbers, excess usage fees and other recurring revenues and fees associated with the subscriber base. Recurring revenues do not include equipment sales revenues or initial activation fees. Recurring revenues are the same under both the management and GAAP presentations.

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

                                                                      THREE MONTHS ENDED
                             ----------------------------------------------------------------------------------------------------
                             MARCH 31,    JUNE 30,    SEPT. 30,     DEC. 31,    MARCH 31,     JUNE 30,    SEPT. 30,     DEC. 31,
                               1995         1995         1995         1995         1996         1996         1996         1996
                             ---------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                         (UNAUDITED)
OPERATING DATA:
Recurring revenues.........  $ 20,464    $   23,387   $   26,994   $   30,658   $   33,743   $   36,964   $   39,697   $   42,637
Technical expenses.........     5,459         6,141        6,842        7,015        7,943        8,783        9,725       10,273
General and administrative
  expenses.................     9,698        10,067       11,350       12,243       12,792       13,043       13,668       14,162
Depreciation and
  amortization.............     2,802         3,091        3,469        3,910        4,248        4,942        5,714        6,288
                             --------    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Operating profit before
  selling expenses.........     2,505         4,088        5,333        7,490        8,760       10,196       10,590       11,914
Selling expenses(1)........     9,704        10,614       10,889       11,181       11,601       12,836       13,588       14,900
                             --------    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Operating income (loss)....  $ (7,199)   $   (6,526)  $   (5,556)  $   (3,691)  $   (2,841)  $   (2,640)  $   (2,998)  $   (2,986)
                             ========    ==========   ==========   ==========   ==========   ==========   ==========   ==========
EBITDA.....................  $ (4,397)   $   (3,435)  $   (2,087)  $      219   $    1,407   $    2,302   $    2,716   $    3,302
                             ========    ==========   ==========   ==========   ==========   ==========   ==========   ==========
OTHER DATA:
Units in service(2)........   874,944     1,008,683    1,131,464    1,240,024    1,374,146    1,524,297    1,684,937    1,851,445
Net subscriber additions...   102,214       133,739      122,781      108,560      134,122      150,151      160,640      166,508
ARPU(3)....................  $   8.28    $     8.28   $     8.41   $     8.62   $     8.61   $     8.50   $     8.25   $     8.04
Operating profit before
  selling expenses per
  subscriber per
  month(4).................      1.01          1.45         1.66         2.11         2.23         2.35         2.20         2.25
Selling expenses per net
  subscriber
  addition(1)(5)...........        95            79           89          103           86           85           85           89
Capital employed per unit
  in service(6)............        45            39           39           40           41           49           49           43

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

  SUPPLEMENTARY INFORMATION

     The following table sets forth supplementary financial information related to the Company's various operations (in thousands):

                                                       FISCAL YEAR ENDED DECEMBER 31, 1994
                                              -----------------------------------------------------
                                              PAGEMART    PAGEMART      PAGEMART       THE COMPANY
                                              ONE-WAY     TWO-WAY     INTERNATIONAL    CONSOLIDATED
                                              --------    --------    -------------    ------------
Revenues....................................  $109,833    $     --       $   --          $109,833
Operating loss..............................   (33,324)         --           --           (33,324)
EBITDA......................................   (25,219)         --           --           (25,219)
Total assets................................    81,470      58,885        1,704           142,059
Capital expenditures........................    16,719          --           --            16,719

                                                       FISCAL YEAR ENDED DECEMBER 31, 1995
                                              -----------------------------------------------------
                                              PAGEMART    PAGEMART      PAGEMART       THE COMPANY
                                              ONE-WAY     TWO-WAY     INTERNATIONAL    CONSOLIDATED
                                              --------    --------    -------------    ------------
Revenues....................................  $159,191    $     --       $   --          $159,191
Operating loss..............................   (22,972)       (376)          --           (23,348)
EBITDA......................................    (9,700)       (376)          --           (10,076)
Total assets................................   120,004     140,235        3,590           263,829
Capital expenditures........................    32,486       1,017           --            33,503

                                                       FISCAL YEAR ENDED DECEMBER 31, 1996
                                              ------------------------------------------------------
                                              PAGEMART    PAGEMART       PAGEMART       THE COMPANY
                                              ONE-WAY     TWO-WAY    INTERNATIONAL(1)   CONSOLIDATED
                                              --------    --------   ----------------   ------------
Revenues....................................  $221,592    $     --        $   --          $221,592
Operating loss..............................   (11,465)       (657)         (447)          (12,569)
EBITDA......................................     9,727        (657)         (447)            8,623
Total assets................................   160,858     151,108         1,654           313,620
Capital expenditures........................    50,838      12,966            --            63,804

---------------

(1) Expenses reflected in this table are for the Company's international headquarters operations. The Company accounts for its investments in Canada under the equity method, consequently, the Company's share of expenses from its Canadian operations are not reflected in this table.

SEASONALITY

     Pager usage is slightly higher during the spring and summer months, which is reflected in higher incremental usage fees earned by the Company. The Company's retail sales are subject to seasonal fluctuations that affect retail sales generally. Otherwise, the Company's results are generally not significantly affected by seasonal factors.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations have historically required substantial capital investment for the development and installation of its wireless communications network, the procurement of messaging equipment and expansion into new markets. To date, these investments by the Company have been funded by the proceeds from the issuance of common stock, preferred stock, the 12 1/4% Notes and the 15% Notes, as well as borrowings under vendor financing agreements and revolving credit agreements.

     Capital expenditures were $16.7 million, $33.5 million and $63.8 million for the years ended December 31, 1994, 1995 and 1996, respectively. Capital expenditures for 1996 include $34.4 million for the expansion and enhancement of the Company's one-way network, $13.0 million related to the development of two-way messaging services, and $6.4 million for the development of the Company's new administrative system. During October 1996, the Company committed to purchase network infrastructure equipment and related services for use in its two-way network. During December 1995, the Company committed to purchase $40 million in network infrastructure equipment from a significant vendor from December 1, 1995 to

October 31, 1999. Through December 31, 1996, the Company had purchased $19.9 million of network infrastructure under this purchase commitment.

     The Company's net cash used in operating activities for the years ended December 31, 1994 and 1995 and provided by operating activities for the year ended December 31, 1996 was $25.5 million, $2.9 million and $3.6 million, respectively. The increased operating cash flow in 1996 was a result of improved operating results from a larger subscriber base offset by a net investment in working capital. Net cash used in investing activities was $69.1 million, $110.2 million and $64.0 million for the years ended December 31, 1994, 1995 and 1996, respectively. Of the $64.0 million used in investing activities in 1996, $63.8 million was for capital expenditures. Net cash provided by financing activities, including proceeds from borrowings and issuances of common and preferred stock was $83.5 million, $125.5 million and $56 million for the years ended December 31, 1994, 1995 and 1996, respectively. Cash provided in 1995 resulted primarily from the $100.1 million of net proceeds from the issuance of the 15% Notes and non-voting common stock in January 1995. Cash provided in 1996 resulted primarily from $70.5 million in net proceeds received in connection with the initial public offering of the Company's Class A Common Stock (the "Offering").

     In June 1996, the Company sold an aggregate of 6.0 million shares of Class A Common Stock in the Offering at a price to the public of $13 per share. The Company received net proceeds of approximately $70.5 million of which approximately $12.9 million was used to retire vendor debt and $11.9 million was used to repay outstanding loans under the Company's revolving credit agreement.

     As of December 31, 1996, the Company had no amounts outstanding under vendor financing or revolving credit agreements, its indebtedness under the 12 1/4% Notes was $107.9 million and its indebtedness under the 15% Notes was $132.7 million.

     The 12 1/4% Notes, which are unsecured senior obligations of PageMart, mature in 2003 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 12 1/4% Notes will cause an increase in indebtedness from December 31, 1996 to November 1, 1998 of $28.6 million. From and after November 1, 1998, interest on the 12 1/4% Notes will be payable semiannually, in cash.

     The 15% Notes, which are unsecured senior obligations of Wireless, mature in 2005 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 15% Notes will cause an increase in indebtedness from December 31, 1996 to February 1, 2000 of $74.5 million. From and after February 1, 2000, interest on the 15% Notes will be payable semiannually, in cash.

     In 1992, PageMart entered into an equipment lease agreement with Glenayre (the "Vendor Lease Financing Agreement"), providing for the financing of transmitter equipment. On June 28, 1996, the Company retired $8.8 million of debt outstanding under the Vendor Lease Financing Agreement and the Vendor Lease Financing Agreement was terminated.

     In May 1994, PageMart entered into a vendor purchase financing agreement with Motorola (the "Vendor Purchase Financing Agreement"), providing for the financing of transmitter equipment. On June 28, 1996, the Company retired $4.1 million of debt outstanding under the Vendor Purchase Financing Agreement and the Vendor Purchase Financing Agreement was terminated.

     In May 1995, the Company entered into a four year Revolving Credit Agreement (the "Revolving Credit Agreement") with BT Commercial Corporation, as Agent, and Bankers Trust Company, as Issuing Bank, which provides for a $50 million revolving line of credit. As of December 31, 1996, there were no loans outstanding under the Revolving Credit Agreement. The maximum amount available under the Revolving Credit Agreement at any time is limited to a borrowing base amount equal to the lesser of (i) 80% of eligible accounts receivable plus 50% eligible inventory owned by Wireless, and (ii) an amount equal to the service contribution as defined in the Revolving Credit Agreement of Wireless and its subsidiaries for the immediately preceding three-month period times 4.0. As of December 31, 1996, the amount available under the Revolving Credit Agreement was $23.7 million. Management anticipates borrowings under the Revolving Credit Agreement during 1997.

     The indenture under which the 12 1/4% Notes were issued (the "12 1/4% Indenture"), the indenture pursuant to which the 15% Notes were issued (the "15% Indenture") and the Revolving Credit Agreement contain certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets, enter into leases and engage in mergers and consolidations, and the Revolving Credit Agreement requires the Company to maintain certain financial ratios and limits the ability of the Company to make capital expenditures. In addition, the 12 1/4% Indenture prohibits PageMart from paying any dividends or making other distributions on its capital stock, making loans to Wireless, merging or consolidating with Wireless or assuming or guaranteeing any obligations of Wireless unless PageMart is in compliance with certain interest coverage ratios and certain other requirements. PageMart may, however, sell assets to Wireless in transactions that are arm's-length in nature. Wireless is currently a holding company with no business or operations of its own. Because all of Wireless's operations are conducted through its subsidiaries, Wireless's cash flow and consequently its ability to service debt, is almost entirely dependent upon the earnings of its subsidiaries and the distribution of those earnings or upon loans or other payment of funds by those subsidiaries to Wireless. Wireless's subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to Wireless's obligations or to make any funds available therefor, whether by dividends, loans or other payments. Until the maturity of the 12 1/4% Notes, which mature on November 1, 2003, earlier repayment of such indebtedness or compliance with the requirements of such debt instruments, Wireless will be unable to use any amount of cash generated by the operations of PageMart and its subsidiaries. However, currently Wireless does not have significant cash requirements until March 1999 when the Revolving Credit Agreement matures.

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

     As of December 31, 1996, the Company had approximately $22.6 million in cash and cash equivalents. The Company's cash balances and borrowings under the Revolving Credit Agreement are expected to be sufficient to fund the Company's one-way operations and related capital expenditures through 1997. The Company anticipates its one-way messaging operations will generate sufficient cash flows to fund one-way capital expenditures for 1998. The Company's two-way messaging operations are expected to require additional capital in 1998. The Company anticipates funding a portion of its two-way messaging operations with available borrowings under the Revolving Credit Agreement, and from any excess cash generated from the Company's one-way messaging operations.

     Significant additional financing will be required to complete the construction of a transmission network for two-way services and other start-up costs and selling and marketing expenses associated with the development and implementation of two-way services. The Company anticipates investing $75 to $100 million through fiscal 1998 to test and construct a two-way transmission network. Thereafter, the Company anticipates that the two-way operations may require up to $100 million of additional investment to substantially complete the network buildout. The Company expects to lease rather than sell a portion of its two-way messaging units. The Company expects to require additional financing to complete the buildout, which may include new vendor financings or entering into joint venture arrangements, however, there can be no assurance that sufficient financing will be available to the Company. The Company's ability to incur indebtedness is limited by the covenants contained in the 15% Indenture, the 12 1/4% Indenture, the Revolving Credit Agreement, and as a result any additional financing may need to be equity financing.

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

     The Company cautions readers that any forward-looking statements contained in this Form 10-K or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results, and could cause actual results for 1997 and beyond to differ materially from those expressed in any such forward-looking statements -- economic conditions generally in the United States and consumer confidence; the ability of the Company to manage its high debt levels; the impact of technological change in the telecommunications industry; the future cost of network infrastructure and subscriber equipment; the impact of competition and pricing of paging and wireless services; changes in regulation by the FCC and various state regulatory agencies; and the ability of the Company to obtain financing to construct, operate and market the transmission network for two-way services.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required by Items 10 through 13 are incorporated by reference to the Registrant's definitive Proxy Statement for its 1997 annual meeting of stockholders scheduled to be held on May 20, 1997.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this 10-K:

        (1) Financial Statements. See Index to Consolidated Financial Statements and Financial Statement Schedule on Page F-1 hereof.

        (2) Financial Statement Schedules. See Index to Consolidated Financial Statements and Financial Statement Schedule on Page F-1 hereof.

        (3) Exhibits Required by Item 601 of Regulation S-K.

           (a) EXHIBITS

        EXHIBIT
          NO.                                DESCRIPTION OF EXHIBIT
        -------                              ----------------------
           3(i)***        Restated Certificate of Incorporation of PageMart Wireless,
                          Inc.
           3(ii)*         By-laws of PageMart Wireless, Inc.
           3(iii)***      Certificate of Amendment to Restated Certificate of
                          Incorporation of PageMart Wireless, Inc.
           4.1**          Indenture, dated as of October 19, 1993, between PageMart,
                          Inc. and United States Trust Company of New York, as
                          Trustee, relating to the 12 1/4% Senior Discount Notes due
                          2003
           4.2**          Indenture dated as of January 17, 1995 between PageMart
                          Nationwide, Inc. and United States Trust Company of New
                          York, as Trustee, relating to the 15% Senior Discount Notes due 2005
          10.1**          Warrant Agreement, dated as of October 19, 1993, between
                          PageMart, Inc. and United States Trust Company of New York,
                          as Warrant Agent, relating to the Warrants to purchase
                          Common Stock of the Company.
          10.2**          Telecommunications Service Agreement, dated May 29, 1992,
                          between PageMart, Inc. and WilTel, Inc.
          10.3**          Equipment Lease Agreement, dated May 20, 1992, between
                          PageMart, Inc. and Glenayre Electronics, Inc.
          10.4**          First Addendum to Equipment Lease Agreement, dated May 20,
                          1992, between PageMart, Inc. and Glenayre Electronics, Inc.
          10.5**          Amendment No. 2 to Equipment Lease Agreement, dated October
                          18, 1993, between PageMart, Inc. and Glenayre Electronics,
                          Inc.
          10.6**          Lease Agreement and Addendum, dated January 10, 1990,
                          between Kingston Houston Partners I, Ltd. and PageMart, Inc.
          10.7**          Expansion and Extension of Lease Agreement, dated April 7,
                          1993, between Kingston Houston Partners I, Ltd. and
                          PageMart, Inc.
          10.8**          Office Lease Agreement, dated January 29, 1992, between
                          Dallas Central Development Corp. and PageMart, Inc.
          10.9**          First Amendment to Office Lease Agreement, dated July 29,
                          1992, between Fulcrum Central Ltd., as successor in interest to Dallas Central Development Corp., and PageMart, Inc.
          10.10**         Second Amendment to Office Lease Agreement, dated December
                          1, 1992, between Fulcrum Central Ltd., as successor in
                          interest to Dallas Central Development Corp., and PageMart,
                          Inc.
          10.11**         Third Amendment to Office Lease Agreement, dated December
                          29, 1992, between Fulcrum Central Ltd., as successor in
                          interest to Dallas Central Development Corp., and PageMart,
                          Inc.

        EXHIBIT
          NO.                                DESCRIPTION OF EXHIBIT
        -------                              ----------------------
          10.12**         Fourth Amendment to Office Lease Agreement, dated July 21,
                          1993, between Fulcrum Central Ltd., as successor in interest to Dallas Central Development Corp., and PageMart, Inc.
          10.13**         License Agreement, dated May 12, 1994, between PageMart,
                          Inc., licensee, and International Business Machines
                          Corporation, licensor
          10.14**         Sales Contract, dated January 21, 1994, between PageMart,
                          Inc., buyer, and Mitsui Comtek Corporation, seller
          10.15**         Resale Agreement, dated November 1, 1993, between PageMart,
                          Inc., licensor, and GTE Service Corporation, licensee
          10.16**         Financing and Security Agreement between Motorola and
                          Pagemart, Inc. dated May 18, 1994
          10.17**         Subscription Agreement, dated June 9, 1994, between
                          PageMart, Inc. and Fomento Empresarial Regiomontano, S.A. de
                          C.V.
          10.18**         Letter of Intent, dated June 9, 1994, between PageMart, Inc.
                          and Fomento Empresarial Regiomontano, S.A. de C.V.
          10.19*          Strategic Alliance Agreement No. 1, dated September 15,
                          1994, between GTE Service Corporation and PageMart, Inc.
          10.20*          Strategic Alliance Agreement No. 2, dated October 13, 1994, between GTE Service Corporation and PageMart, Inc.
          10.21*          Secured promissory note of John D. Beletic, as Maker, in
                          favor of PageMart, Inc. dated January 28, 1994, in the
                          amount of $97,800
          10.22*          Secured promissory note of John D. Beletic, as Maker, in
                          favor of PageMart, Inc. dated November 29, 1994, in the
                          amount of $200,000
          10.23*          Agreement of Reorganization and Plan of Merger, dated as of
                          December 5, 1994, between PageMart, Inc., PageMart
                          Nationwide, Inc. and PM Merger Corp.
          10.24*          Registration Rights Agreement dated as of January 17, 1995 between PageMart Nationwide, Inc. and Morgan Stanley & Co.
                          Incorporated
          10.25++         PageMart Nationwide, Inc. Third Amended and Restated 1991
                          Stock Option Plan and Third Amended and Restated 1991 Stock
                          Issuance Plan(1)
          10.26**         Satellite Services and Space Segment Lease Agreement, dated
                          January 2, 1995, between PageMart, Inc. and SpaceCom
                          Systems, Inc.
          10.27**         Credit Agreement, dated as of May 11, 1995, by and among
                          PageMart Nationwide, Inc., the Lenders named therein, BT
                          Commercial Corporation, as Agent, and Bankers Trust Company,
                          as Issuing Bank
          10.28**         Subscription Agreement, dated as of May 11, 1995, by and
                          among PageMart Nationwide, Inc. and the investors named
                          therein
          10.29+          Amended and Restated Agreement Among Certain Stockholders of
                          PageMart Nationwide, Inc. dated as of September 19, 1995
          10.30***        Secured promissory note of John D. Beletic, as Maker, in
                          favor of PageMart Nationwide, Inc. dated May 11, 1995, in
                          the amount of $21,000.
          10.31***        Subscription Agreement dated as of July 7, 1995 among
                          PageMart Nationwide, Inc., PageMart Canada Holding
                          Corporation and TD Capital Group Ltd.
          10.32***        Agreement Among Stockholders among PageMart Nationwide,
                          Inc., PageMart International, Inc., TD Capital Group Ltd.,
                          PageMart Canada Holding Corporation and PageMart Canada
                          Limited.
          10.33****       Equipment Purchase Agreement between Motorola, Inc. and
                          PageMart Wireless, Inc. (2)
          10.34****       Technology Asset Agreement dated as of December 1, 1995
                          between Motorola, Inc. and PageMart Wireless, Inc.(2)
          10.35***        PageMart Wireless, Inc. Employee Stock Purchase Plan(1)
          10.36***        PageMart Wireless, Inc. Nonqualified Formula Stock Option
                          Plan for Non-Employee Directors(1)

          10.37*****      Office Lease Agreement date as of November 26, 1996 between Crescent Real Estate
                          Equities Limited and PageMart Wireless, Inc.
          10.38(3)        PageMart Wireless, Inc. Fourth Amended and Restated 1991 Stock Option Plan.
          11.1*****       Computation of earnings (loss) per share
          21.1***         PageMart Wireless, Inc. Subsidiaries
          27.1*****       Financial Data Schedule for the year ended December 31, 1996.

---------------

* Each of these exhibits is hereby incorporated by reference to the Form 10-K of the Company for the fiscal year ended December 31, 1994.

** Each of these exhibits is hereby incorporated by reference to the Registration Statement on Form S-1 of the Company (Reg. No. 33-91142).

*** Each of these exhibits is hereby incorporated by reference to the Registration Statement on Form S-1 of the Company (Reg. No. 33-03012).

**** Each of these exhibits is hereby incorporated by reference to the Form 10-K of the Company for the fiscal year ended December 31, 1995.

***** Filed herewith.

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

(3) Originally filed as Exhibit 10.1 in the Company's Form 10-Q for the quarterly period ended September 30, 1996.

     (b) REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 1997                        PAGEMART WIRELESS, INC.
                                            (Registrant)

                                            By:      /s/ JOHN D. BELETIC

                                            ------------------------------------
                                                      John D. Beletic
                                               Chairman, President and Chief
                                                     Executive Officer

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

                      SIGNATURE                                       TITLE                        DATE
                      ---------                                       -----                        ----

                /s/  JOHN D. BELETIC                    Chairman, President and Chief         March 24, 1997
-----------------------------------------------------     Executive Officer (Principal
                   John D. Beletic                        Executive Officer)

                 /s/  G. CLAY MYERS                     Vice President, Finance, Chief        March 24, 1997
-----------------------------------------------------     Financial Officer and Treasurer
                    G. Clay Myers                         (Principal Financial and
                                                          Accounting Officer)

                 /s/  FRANK V. SICA                     Director                              March 24, 1997
-----------------------------------------------------
                    Frank V. Sica

                /s/  GUY L. DE CHAZAL                   Director                              March 24, 1997
-----------------------------------------------------
                  Guy L. de Chazal

                /s/  ARTHUR PATTERSON                   Director                              March 24, 1997
-----------------------------------------------------
                  Arthur Patterson

               /s/  ROGER D. LINQUIST                   Director                              March 24, 1997
-----------------------------------------------------
                  Roger D. Linquist

               /s/  LEIGH J. ABRAMSON                   Director                              March 24, 1997
-----------------------------------------------------
                  Leigh J. Abramson

            /s/  ALEJANDRO PEREZ ELIZONDO               Director                              March 24, 1997
-----------------------------------------------------
              Alejandro Perez Elizondo

               /s/  PAMELA D.A. REEVE                   Director                              March 24, 1997
-----------------------------------------------------
                  Pamela D.A. Reeve

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2

Consolidated Balance Sheets as of December 31, 1995 and
  1996......................................................  F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 1994, 1995 and 1996..........................  F-4

Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended December 31, 1994, 1995 and 1996......  F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1994, 1995 and 1996..........................  F-6

Notes to Consolidated Financial Statements..................  F-7

Report of Independent Public Accountants on Financial
  Statement Schedule........................................  S-1

Schedule II -- Valuation and Qualifying Accounts for the
  Years Ended December 31, 1994, 1995 and 1996..............  S-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of PageMart Wireless, Inc.:

     We have audited the accompanying consolidated balance sheets of PageMart Wireless, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PageMart Wireless, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Dallas, Texas,                              ARTHUR ANDERSEN LLP
January 31, 1997

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   DECEMBER 31,
                                                               ---------------------
                                                                 1995        1996
                                                               ---------   ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  26,973   $  22,603
  Accounts receivable (net of allowance for doubtful
    accounts of $4,534 and $4,776 in 1995 and 1996,
    respectively)...........................................      21,503      33,446
  Inventories...............................................      11,179      11,702
  Prepaid expenses and other current assets.................       2,880       2,821
                                                               ---------   ---------
         Total current assets...............................      62,535      70,572
RESTRICTED INVESTMENTS......................................         500          --
PROPERTY AND EQUIPMENT (net of accumulated depreciation of
  $29,163 and $48,851 in 1995 and 1996, respectively).......      52,827      96,943
NARROWBAND LICENSES.........................................     133,065     133,065
DEFERRED DEBT ISSUANCE COSTS (net of accumulated
  amortization of $2,011 and $4,094 in 1995 and 1996,
  respectively).............................................       8,436       6,378
OTHER ASSETS................................................       6,466       6,662
                                                               ---------   ---------
         Total assets.......................................   $ 263,829   $ 313,620
                                                               =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable..........................................   $  23,094   $  23,186
  Deferred revenue..........................................      21,409      27,047
  Current maturities of long-term debt......................       5,479          --
  Other current liabilities.................................       6,526      12,270
                                                               ---------   ---------
         Total current liabilities..........................      56,508      62,503
LONG-TERM DEBT..............................................     219,364     240,687
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.0001 par value per share, 75,000,000
    shares authorized:
    Class A Convertible Common Stock, 33,887,152 shares
      issued at December 31, 1996...........................           2           3
    Class B Convertible Non-Voting Common Stock, 3,809,363
      shares issued at December 31, 1996....................           1           1
    Class C Convertible Non-Voting Common Stock, 1,428,472
      shares issued at December 31, 1996....................          --          --
    Class D Convertible Non-Voting Common Stock, 679,945
      shares issued at December 31, 1996....................          --          --
  Additional paid-in capital................................     154,601     225,661
  Accumulated deficit.......................................    (166,090)   (214,688)
  Stock subscriptions receivable............................        (557)       (547)
                                                               ---------   ---------
         Total stockholders' equity (deficit)...............     (12,043)     10,430
                                                               ---------   ---------
         Total liabilities and stockholders' equity.........   $ 263,829   $ 313,620
                                                               =========   =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1994        1995        1996
                                                             --------    --------    --------
REVENUES:
  Recurring revenue........................................  $ 56,648    $101,503    $153,041
  Equipment sales and activation fees......................    53,185      57,688      68,551
                                                             --------    --------    --------
          Total revenues...................................   109,833     159,191     221,592
COST OF EQUIPMENT SOLD.....................................    57,835      63,982      78,896
OPERATING EXPENSES:
  Technical................................................    16,155      25,679      37,021
  Selling..................................................    31,252      36,094      43,046
  General and administrative...............................    29,810      43,512      54,006
  Depreciation and amortization............................     8,105      13,272      21,192
                                                             --------    --------    --------
          Total operating expenses.........................    85,322     118,557     155,265
                                                             --------    --------    --------
          Operating loss...................................   (33,324)    (23,348)    (12,569)
OTHER (INCOME) EXPENSE:
  Interest expense.........................................    12,933      30,720      35,041
  Interest income..........................................      (858)     (1,997)     (1,140)
  Other....................................................       414       1,042       2,128
                                                             --------    --------    --------
          Total other (income) expense.....................    12,489      29,765      36,029
                                                             --------    --------    --------
NET LOSS...................................................  $(45,813)   $(53,113)   $(48,598)
                                                             ========    ========    ========
NET LOSS PER SHARE
  (Primary and Fully Diluted)..............................  $  (1.72)   $  (1.53)   $  (1.30)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  (Primary and Fully Diluted)..............................    26,574      34,653      37,462

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   CONVERTIBLE
                                 PREFERRED STOCK         COMMON STOCK
                               --------------------   -------------------   ADDITIONAL                     STOCK
                                NUMBER OF             NUMBER OF              PAID-IN     ACCUMULATED   SUBSCRIPTIONS   TREASURY
                                 SHARES      AMOUNT     SHARES     AMOUNT    CAPITAL       DEFICIT      RECEIVABLE      STOCK
                               -----------   ------   ----------   ------   ----------   -----------   -------------   --------
BALANCE, December 31, 1993...   15,310,943    $  2    2,671,074     $ --     $ 47,523     $ (67,164)       $(129)        $(16)
  11,242,857 shares of common
    stock issued in the 1994
    Stock Offerings..........           --      --    11,242,857       1       76,902            --           --           --
  Conversion of convertible
    preferred stock to common
    stock....................  (15,310,943)     (2)   15,310,943       2           --            --           --           --
  304,651 shares of common
    stock issued under the
    Stock option/Stock
    issuance plan............           --      --      304,651       --          269            --         (216)          --
  Repayment of stock
    subscriptions
    receivable...............           --      --           --       --           --            --          102           --
  Net loss...................           --      --           --       --           --       (45,813)          --           --
                               -----------    ----    ----------    ----     --------     ---------        -----         ----
BALANCE, December 31, 1994...           --      --    29,529,525       3      124,694      (112,977)        (243)         (16)
  Retirement of treasury
    stock....................           --      --     (200,000)      --          (16)           --           --           16
  725,445 shares of
    non-voting common stock
    issued in the Unit
    Offering.................           --      --      725,445       --        5,078            --           --           --
  56,654 shares of common
    stock issued under the
    Stock option/Stock
    issuance plan............           --      --       56,654       --          156            --         (125)          --
  3,598,429 shares of common
    stock issued in the 1995
    Stock Offering...........           --      --    3,598,429       --       24,689            --         (189)          --
  Net loss...................           --      --           --       --           --       (53,113)          --           --
                               -----------    ----    ----------    ----     --------     ---------        -----         ----
BALANCE, December 31, 1995...           --      --    33,710,053       3      154,601      (166,090)        (557)          --
  94,879 shares of common
    stock issued under the
    Stock option/Stock
    issuance plan/Employee
    Stock Purchase Plan......           --      --       94,879       --          561            --           --           --
  Repayment of stock
    subscriptions
    receivable...............           --      --           --       --           --            --           10           --
  6,000,000 shares of common
    stock issued in initial
    public offering..........           --      --    6,000,000        1       70,499            --           --           --
  Net loss...................           --      --           --       --           --       (48,598)          --           --
                               -----------    ----    ----------    ----     --------     ---------        -----         ----
BALANCE, December 31, 1996...           --    $ --    39,804,932    $  4     $225,661     $(214,688)       $(547)        $ --
                               ===========    ====    ==========    ====     ========     =========        =====         ====


                                TOTAL
                               --------
BALANCE, December 31, 1993...  $(19,784)
  11,242,857 shares of common
    stock issued in the 1994
    Stock Offerings..........    76,903
  Conversion of convertible
    preferred stock to common
    stock....................        --
  304,651 shares of common
    stock issued under the
    Stock option/Stock
    issuance plan............        53
  Repayment of stock
    subscriptions
    receivable...............       102
  Net loss...................   (45,813)
                               --------
BALANCE, December 31, 1994...    11,461
  Retirement of treasury
    stock....................        --
  725,445 shares of
    non-voting common stock
    issued in the Unit
    Offering.................     5,078
  56,654 shares of common
    stock issued under the
    Stock option/Stock
    issuance plan............        31
  3,598,429 shares of common
    stock issued in the 1995
    Stock Offering...........    24,500
  Net loss...................   (53,113)
                               --------
BALANCE, December 31, 1995...   (12,043)
  94,879 shares of common
    stock issued under the
    Stock option/Stock
    issuance plan/Employee
    Stock Purchase Plan......       561
  Repayment of stock
    subscriptions
    receivable...............        10
  6,000,000 shares of common
    stock issued in initial
    public offering..........    70,500
  Net loss...................   (48,598)
                               --------
BALANCE, December 31, 1996...  $ 10,430
                               ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1994       1995        1996
                                                              --------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(45,813)  $ (53,113)  $(48,598)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     8,105      13,272     21,192
    Provision for bad debt..................................     6,590       6,135      6,986
    Accretion of discount on Senior Discount Exchange
       Notes................................................    10,034      26,322     30,871
    Amortization of deferred debt issuance costs............       800       1,052      2,083
    Changes in certain assets and liabilities:
       Increase in accounts receivable......................   (14,629)    (12,054)   (18,929)
       (Increase) decrease in inventories...................    (4,497)      1,630       (523)
       (Increase) decrease in prepaid expenses and other
         current assets.....................................    (1,091)     (1,383)        59
       Increase in other assets, net........................      (546)     (1,350)    (1,052)
       Increase in accounts payable.........................     8,491       6,643         92
       Increase in deferred revenue.........................     6,780       7,447      5,638
       Increase in other current liabilities................       248       2,486      5,744
                                                              --------   ---------   --------
         Net cash provided by (used in) operating
           activities.......................................   (25,528)     (2,913)     3,563
                                                              --------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.......................    (2,480)         --         --
  Proceeds from sales of short-term investments.............    11,096          --         --
  Purchases of Narrowband Licenses..........................   (58,885)    (74,079)        --
  Purchases of property and equipment.......................   (16,719)    (33,503)   (63,804)
  Investment in international ventures......................    (1,902)     (2,174)        (4)
  Purchases of intangible assets............................      (195)       (403)      (644)
  Release of restricted cash................................        --          --        500
                                                              --------   ---------   --------
         Net cash used in investing activities..............   (69,085)   (110,159)   (63,952)
                                                              --------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................    76,903      29,578     70,500
  Proceeds from issuance of common stock under the stock
    option/stock issuance plan..............................        53          31        561
  Proceeds from issuance of Senior Discount Notes, net......        --      95,001         --
  Payment of stock subscriptions receivable.................       102          --         10
  Deferred debt issuance costs incurred for Revolving Credit
    Agreement...............................................        --      (1,447)       (25)
  Borrowings under Revolving Credit Agreement...............        --          --     31,100
  Payments under Revolving Credit Agreement.................        --          --    (31,100)
  Borrowings from vendor credit facilities..................     8,540       6,777         --
  Payments on vendor credit facilities......................    (2,052)     (4,402)   (15,027)
                                                              --------   ---------   --------
         Net cash provided by financing activities..........    83,546     125,538     56,019
                                                              --------   ---------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (11,067)     12,466     (4,370)
CASH AND CASH EQUIVALENTS, beginning of period..............    25,574      14,507     26,973
                                                              --------   ---------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $ 14,507   $  26,973   $ 22,603
                                                              ========   =========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................  $    998   $   2,146   $  1,231
    Income taxes............................................  $     --   $      --   $     --
NONCASH TRANSACTIONS:
  Common stock issued in exchange for stock subscriptions
    receivable..............................................  $    216   $     314   $     --

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

     PageMart, Inc. ("PageMart") was incorporated as a Delaware corporation on May 8, 1989, to provide wireless messaging products and services. In January 1995, PageMart effected a corporate reorganization pursuant to which PageMart Nationwide, Inc., a Delaware corporation, became the holding company parent of PageMart. In December 1995, the corporate name was changed from PageMart Nationwide, Inc. to PageMart Wireless, Inc. ("Wireless"). Wireless and its subsidiaries are referred to herein as the "Company." The consolidated financial statements of the Company include the accounts of PageMart and PageMart PCS, Inc., a wholly owned subsidiary of Wireless, ("PageMart PCS"). PageMart PCS holds certain narrowband personal communications services licenses. The consolidated financial statements of PageMart include the accounts of PageMart II, Inc., PageMart Operations, Inc., PageMart of California, Inc., PageMart of Virginia, Inc. and PageMart International, Inc. Each of these companies is a wholly-owned subsidiary of PageMart. PageMart II, Inc. and PageMart Operations, Inc. hold certain Federal Communications Commission ("FCC") licenses. PageMart International, Inc., which has had no significant operations to date, holds certain investments in an international venture in Canada. Other than these licenses and international investments, the subsidiaries of PageMart have no significant assets or liabilities.

     The Company has incurred substantial losses from operations and negative cash flows from operations since inception and is highly leveraged. Management expects to continue to incur operating losses in 1997 and 1998. These losses are driven by the Company's investment in the growth of its subscriber base and continued expansion into additional markets. The Company's business plan calls for substantial growth in its subscriber base in order for the Company to achieve operating profitability and positive cash flows from operations. There can be no assurance that the Company will meet its business plan, achieve operating profitability, or achieve positive cash flows from operations. If the Company cannot achieve operating profitability, it may not be able to make the required payments on existing or future obligations.

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

     In management's opinion, the Company's current working capital combined with borrowings expected to be available from the Revolving Credit Agreement will be sufficient to support the planned growth for its one-way wireless communications operations through 1997. As the Company begins implementation and development of two-way services, the Company anticipates requiring additional sources of capital to fund the construction and operation of a two-way messaging network.

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

RESTRICTED INVESTMENTS

     In 1995 the Company had Restricted investments which represented certificates of deposit in the amount of $500,000 pledged as collateral on the Company's notes payable to vendor. The Restricted investments were released upon retirement of the note payable to the vendor.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and depreciated using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes over estimated useful lives ranging from three to seven years. Depreciation expense totaled approximately $7,824,000, $12,683,000 and 19,688,000 for the years ended December 31, 1994, 1995 and 1996, respectively. The Company purchases a majority of its network equipment from Motorola, Inc. and Glenayre Technologies, Inc. Maintenance and repair costs are charged to expense as incurred.

     Property and equipment consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1995       1996
                                                              --------   --------
Network equipment...........................................  $ 58,404   $109,856
Computer equipment..........................................    16,829     26,268
Furniture and equipment.....................................     6,757      9,670
                                                              --------   --------
                                                                81,990    145,794
Less: Accumulated depreciation..............................   (29,163)   (48,851)
                                                              --------   --------
                                                              $ 52,827   $ 96,943
                                                              ========   ========

REVENUE RECOGNITION

     The Company recognizes equipment revenue immediately upon the shipment of pagers adjusted by allowances for normal returns. Recurring revenue, including revenue from airtime charges and fees for other services such as voice mail, customized coverage options and toll-free numbers are recognized in the month in which the service is provided. All expenses related to the sale of equipment are recognized at the time of sale. Deferred revenue represents advance billings for services not yet performed. Such revenue is deferred and recognized in the month in which the service is provided. Patent licensing revenues are recognized on a straight-line basis over the term of the related agreement (see Note 6). Patent licensing revenues of $383,000 and $4,596,000 are included in recurring revenues in fiscal 1995 and 1996, respectively.

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

EARNINGS PER SHARE

     Net loss per share amounts as reflected on the statements of operations are based upon the weighted average number of common shares outstanding. As required by the Securities and Exchange Commission rules, all warrants, options and shares issued during the year immediately preceding the initial public offering (see Note 1) are assumed to be outstanding prior to the closing of the initial public offering for all periods presented. Shares issuable upon the exercise of stock options and warrants granted before the year immediately preceding the initial public offering were not included in the net loss per share calculation as the effect from the exercise of those options would be antidilutive.

RECLASSIFICATIONS

     Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

ACCOUNTING FOR LONG-LIVED ASSETS

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The Company adopted SFAS 121 for the fiscal year ending December 31, 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires that those assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. SFAS 121 requires that those assets to be disposed of be reported at the lower of the carrying amount or the fair value less cost to sell. Adoption of SFAS 121 did not affect the 1996 financial statements of the Company. The Company will continue to evaluate the effect of SFAS 121 in subsequent periods.

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

     The agreement among stockholders contains provisions which restrict the transfer of Canada Holding shares and PageMart Canada shares for periods ranging from three to five years. During the two years following the third anniversary of the transactions, the third-party Canadian investors may exchange the 1,000,000 Class A common shares they hold in Canada Holding for 714,286 shares of voting common stock of Wireless, subject to certain United States and Canadian ownership requirements. Wireless is ultimately responsible for effectuating the exchange within the United States and Canadian ownership regulations. Such exchange may be accelerated in the event Wireless enters into an agreement to be acquired. After the third anniversary of the transactions, Wireless will have the right to purchase the shares held by the third-party Canadian investors at their fair market value provided regulatory ownership requirements permit such purchase.

5. LONG-TERM DEBT

     Long-term debt, including capital lease obligations, consisted of the following (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1995        1996
                                                              --------    --------
12 1/4% Senior Discount Notes, face amount $136,500 due
  November 1, 2003, at accreted value.......................  $ 94,952    $107,947
15% Senior Discount Exchange Notes, face amount $207,270 due
  February 1, 2005, at accreted value.......................   114,865     132,740
Vendor Purchase Financing Facility of $8 million, bearing
  interest at 4% based upon the rate quoted by The Wall
  Street Journal from time to time 12.75% at December 31,
  1995......................................................     5,138          --
Capital lease obligations to a vendor up to $15 million,
  bearing interest ranging from 11.84% to 15.13% at December
  31, 1995..................................................     9,888          --
                                                              --------    --------
          Total debt........................................   224,843     240,687
            Less: Current maturities........................    (5,479)         --
                                                              --------    --------
          Long-term debt....................................  $219,364     240,687
                                                              ========    ========

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

     On May 11, 1995, the Company entered into the Revolving Credit Agreement which provides for a $50 million revolving line of credit. As of December 31, 1996, there were no loans outstanding under the Revolving Credit Agreement. The maximum amount available under the Revolving Credit Agreement at any time is limited to a borrowing base amount equal to the lesser of (i) a specified percentage of eligible accounts receivable and inventory owned by Wireless, and
(ii) an amount equal to the service contribution of the Company as defined in the Revolving Credit Agreement for the immediately preceding three-month period times 4.0 (or 4.5, at all times prior to December 31, 1995). The interest rate applicable to loans under the Revolving Credit Agreement is, at the option of Wireless, either at a prime rate plus 1 1/4% or a Eurodollar rate plus 2 1/2%. Commitments under the Revolving Credit Agreement expire and all loans thereunder will be due and payable on March 31, 1999.

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

     The Revolving Credit Agreement is secured by all trade receivables and inventory owned by Wireless from time to time and by all of the capital stock of PageMart owned by Wireless. As of December 31, 1996, the maximum amount available under the Revolving Credit Agreement was $23.7 million.

     Maturities of long-term debt and capital lease obligations are as follows (in thousands):

FOR THE YEAR ENDING
   DECEMBER 31,
-------------------
   1997.................................................................  $     --
   1998.................................................................        --
   1999.................................................................        --
   2000.................................................................        --
   2001.................................................................        --
   Thereafter...........................................................   240,687
                                                                          --------
                                                                          $240,687
                                                                          ========

6. COMMITMENTS AND CONTINGENCIES

     The Company has entered into various operating lease agreements for office space, office equipment and transmission equipment sites. Total rent expense for 1994, 1995 and 1996 was $6,084,000, $8,471,000 and $13,496,000, respectively.

     Future minimum lease payments related to the Company's operating leases are as follows (in thousands):

FOR THE YEAR ENDING                                                        OPERATING
   DECEMBER 31,                                                             LEASES
-------------------                                                        ---------
   1997..................................................................   $11,309
   1998..................................................................      9,921
   1999..................................................................      8,106
   2000..................................................................      6,342
   2001..................................................................      4,178
   Thereafter............................................................      9,061
                                                                            -------
   Total minimum lease payments..........................................   $48,917
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

     In December 1995, the Company transferred certain intellectual property to a significant vendor in exchange for certain benefits which will be recognized over a forty-seven month period. The Company also committed to purchase $40 million in network infrastructure equipment over a forty-seven month period as part of this transaction. Through December 31, 1996, the Company had purchased $19.9 million of network infrastructure under this purchase commitment.

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

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1995 and 1996, are as follows (in thousands):

                                                      DECEMBER 31, 1995     DECEMBER 31, 1996
                                                     -------------------   -------------------
                                                     CARRYING     FAIR     CARRYING     FAIR
                                                      AMOUNT     VALUE      AMOUNT     VALUE
                                                     --------   --------   --------   --------
Cash and cash equivalents.........................   $ 26,973   $ 26,973   $ 22,603   $ 22,603
Long-term debt....................................   $224,843   $241,621   $240,687   $250,156

8. STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK

     On August 5, 1994, in conjunction with the 1994 Stock Offerings and the related stockholders' agreement, each outstanding share of preferred stock converted into one share of common stock. In September 1994, the Company's Certificate of Incorporation was amended to reduce the number of authorized shares of preferred stock to 10,000,000. At December 31, 1995 and 1996, none of the authorized shares of preferred stock were issued and outstanding.

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

                                                                           SHARES ISSUED AND
                                                                              OUTSTANDING
                                                                        -----------------------
                                                             SHARES          DECEMBER 31,
                                                           AUTHORIZED      1995         1996
                                                           ----------   ----------   ----------
Class A Convertible Common Stock, $.0001 par value per
  share (the "Class A Common Stock")....................   60,000,000   23,277,293   33,887,152
Class B Convertible Non-Voting Common Stock, $.0001 par
  value per share (the "Class B Common Stock")..........   12,000,000    8,975,469    3,809,363
Class C Convertible Non-Voting Common Stock, $.0001 par
  value per share (the "Class C Common Stock")..........    2,000,000      731,846    1,428,472
Class D Convertible Non-Voting Common Stock, $.0001 par
  value per share (the "Class D Common Stock")..........    1,000,000      725,445      679,945
                                                           ----------   ----------   ----------
                                                           75,000,000   33,710,053   39,804,932
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

     Class A Common Stock, Class B Common Stock and Class C Common Stock are convertible by certain institutional investors subject to voting control and regulatory restrictions at any time at the option of the holder, in accordance with the terms of the Stockholders' Agreement. Class D Common Stock is convertible, at the option of the holder, at any time after the occurrence of an initial public offering following which the common stock of the Company is publicly traded. The Company had an initial public offering on June 13, 1996. Class A Common Stock is convertible by certain holders thereof into either Class B or C Common Stock. Classes B, C and D Common Stock are convertible to Class A Common Stock.

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

     On June 19, 1996, the Company issued an aggregate of 6,000,000 shares of Class A Common Stock in an initial public offering (the "Offering") at a price of $13.00 per share. The Company received proceeds from the Offering of approximately $70.5 million after deducting underwriting discounts, commissions, fees and expenses associated with the Offering. Upon receipt of the net proceeds, the Company retired vendor debt of approximately $12.9 million and repaid approximately $11.9 million of loans outstanding under the Company's revolving credit facility. The remaining proceeds are expected to be used to fund the initial construction of the Company's narrowband personal communications service transmission network and for general corporate purposes.

     Following is a schedule of common stock reserved at December 31, 1996:

                                                               SHARES
                                                              ---------
Exercise of common stock warrants...........................    834,648
Stock option/stock issuance plan............................  3,674,017
Employee Stock Purchase Plan................................    468,725
Non-Employee/Director Stock Option Plan.....................     75,000
                                                              ---------
                                                              5,052,390
                                                              =========

9. STOCK OPTION/STOCK ISSUANCE/STOCK PURCHASE PLANS

                            STOCK COMPENSATION PLANS

     At December 31, 1996, the Company has three stock-based compensation plans, the 1991 Stock Option/Issuance Plan, the 1996 Nonqualified Stock Option Plan for Non-Employee Directors and the Employee Stock Purchase Plan. The Company applies Accounting Principles Board Opinion 25 and related Interpretations to account for expenses related to its plans. Accordingly, no compensation costs have been recognized for its fixed option plans or its employee stock purchase plan. If compensation costs for these plans had been determined based on the fair value at the grant dates for awards under the plans consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                   1995         1996
                                                                 --------     --------
Net loss.......................................  As reported     $(53,113)    $(48,598)
                                                 Pro forma        (53,380)     (50,095)
Primary and fully diluted earnings per share...  As reported     $  (1.53)    $  (1.30)
                                                 Pro forma          (1.54)       (1.34)

     As the Employee Stock Purchase Plan and the 1996 Nonqualified Stock Option Plan for Non-Employee Directors were adopted in 1996, 1995 pro forma balances do not include expenses for these plans.

                            FIXED STOCK OPTION PLANS

     The Company has two fixed stock option plans. Under the 1991 Stock Option/Issuance Plan, ("1991 Plan"), the Company may grant options to its employees for up to 4,550,000 shares of Class A Common Stock. Under the 1996 Nonqualified Stock Option Plan for Non-Employee Directors, ("Directors Plan"), the Company may grant options to its non-employee directors for up to 100,000 shares of common stock. Under both plans, the exercise price of each option equals the market price of the Company's stock at the close of the market on the date of grant and an option's maximum term is 10 years. Options are granted at various times during the year and vest over a five year period under the 1991 Plan and over a three year period under the Directors Plan. Both plans are administered by the Board of Directors.

     Under the provisions of the 1991 Plan, the Company may also issue stock to employees. The stock vests over a period not to exceed forty-eight months. Additional vesting occurs upon death or disability. Upon the termination of an officer, the Company can repurchase the unvested stock at cost. Under the Plan, the Company issued 300,000 shares to an officer during 1992 at $0.326 per share. All awards under the Plan have been made at a price at or above the estimated fair value of the Company's common stock at the date of grant.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996: dividend yield of 0 percent for all years; expected volatility of 40 percent, risk-free interest rates average 6.44 percent in 1995 and 6.35 percent in 1996 for the 1991 Plan and 6.67 percent in 1996 for the Directors Plan; and expected lives of
8.23 years.

     A summary of the status of the Company's 1991 Plan as of December 31, 1994, 1995 and 1996; and the Directors Plan as of December 31, 1996 and changes during the years ending on these dates is presented below:

                                   1991 PLAN

                                                  1994                1995                1996
                                            -----------------   -----------------   -----------------
                                                     WEIGHTED            WEIGHTED            WEIGHTED
                                                     AVERAGE             AVERAGE             AVERAGE
                                            SHARES   EXERCISE   SHARES   EXERCISE   SHARES   EXERCISE
                                            (000)     PRICE     (000)     PRICE     (000)     PRICE
                                            ------   --------   ------   --------   ------   --------
Outstanding at beginning of year..........   1,147    $2.02      1,597    $4.83      2,669    $6.59
Granted...................................     866     6.95      1,205     8.84      1,126     8.49
Exercised.................................    (304)    0.89        (37)    4.12        (64)    5.24
Forfeited.................................    (112)    3.23        (96)    5.82       (258)    8.51
                                             -----               -----               -----
Outstanding at end of year................   1,597    $4.83      2,669    $6.59      3,473    $7.09
                                             =====               =====               =====

Options exercisable at year-end...........     237                 583               1,077
                                             =====               =====               =====

Weighted-average fair value of options
  granted during the year.................              N/A               $5.07               $5.02
                                                      =====               =====               =====

                                 DIRECTORS PLAN

                                                                         1996
                                                              --------------------------
                                                                             WEIGHTED
                                                              SHARES         AVERAGE
                                                              (000)       EXERCISE PRICE
                                                              ------      --------------
Outstanding at beginning of year............................      --          $   --
Granted.....................................................      25           12.00
Exercised...................................................      --              --
Forfeited...................................................      --              --
                                                               -----
Outstanding at end of year..................................      25          $12.00
                                                               =====

Options exercisable at year-end.............................       6
                                                               =====

Weighted-average fair value of options granted during the
  year......................................................                  $ 7.04
                                                                              ======

     The following table summarized information about fixed stock options outstanding at December 31, 1996:

                                OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                  -----------------------------------------------   ----------------------------
                    NUMBER       WEIGHTED-AVG.                        NUMBER
   RANGE OF       OUTSTANDING      REMAINING       WEIGHTED-AVG.    EXERCISABLE   WEIGHTED-AVG.
EXERCISE PRICES   AT 12/31/96   CONTRACTUAL LIFE   EXERCISE PRICE   AT 12/31/96   EXERCISE PRICE
---------------   -----------   ----------------   --------------   -----------   --------------
1991 PLAN

$ 0.00 to  2.00      245,000           5.2             $ 0.92          212,000        $ 0.86
  2.01 to  4.00      443,000           6.5               3.26          295,000          3.26
  4.01 to  6.00       40,000           7.1               5.00           13,000          5.00
  6.01 to  8.00    1,660,000           8.7               6.94          411,000          7.12
  8.01 to 10.00      743,000           8.8               9.99          146,000          9.97
 10.01 to 12.00      342,000           8.8              11.12               --            --
                   ---------                                         ---------
                   3,473,000           8.2               7.09        1,077,000          5.19
                   =========                                         =========

DIRECTORS PLAN

$ 0.00 to 12.00       25,000           9.2             $12.00            6,000        $12.00
                   =========                                         =========

                          EMPLOYEE STOCK PURCHASE PLAN

     Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 500,000 shares of common stock to its eligible employees. Under terms of the Plan, employees can choose on January 1 and July 1 of each year to have a portion of their earnings not to exceed $25,000 of market value per year withheld to purchase the Company's common stock. The purchase price of the stock is 90 percent of the lower of the market price on the grant date or the market price on the June 30 or December 31 immediately following the grant date of an option. Under the Plan, the Company sold 31,275 shares to employees in 1996. Compensation cost is recognized for the fair value of the employees's purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1996: dividend yield of 0 percent; an expected life of 0.5 years; expected volatility of 40 percent; and a risk-free interest rate of 6.27 percent. The weighted-average fair value of those purchased rights granted in 1996 was $2.14.

10. FEDERAL INCOME TAXES

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 requires an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events which have been recognized in the Company's financial statements. The Company had approximately $126.8 million and $149.2 million of net operating loss carryforwards for federal income tax purposes at December 31, 1995 and 1996, respectively. The net operating loss carryforwards will expire in the years 2004 through 2011 if not previously utilized. The utilization of these carryforwards is subject to certain limitations. Of the net operating loss carryforwards at December 31, 1996, management has estimated that approximately $38.9 million is subject to an annual utilization limit of $4.8 million.

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

                                                          DECEMBER 31,                DECEMBER 31,
                                                              1995         CHANGE         1996
                                                          ------------    --------    ------------
Gross deferred tax asset:
  Net operating loss carryforwards......................    $ 43,128      $  7,613      $ 50,741
  Bad debt reserve......................................       2,098         1,017         3,115
  Inventory reserve.....................................         828           699         1,527
  Accretion of Senior Discount Notes....................      13,002        10,495        23,497
  Other.................................................         943          (161)          782
                                                            --------      --------      --------
                                                              59,999        19,663        79,662
Gross deferred tax liability:
  Depreciation..........................................      (3,694)       (3,305)       (6,999)
                                                            --------      --------      --------
                                                              56,305        16,358        72,663
     Valuation allowance................................     (56,305)      (16,358)      (72,663)
                                                            --------      --------      --------
     Net deferred tax asset.............................    $     --      $     --      $     --
                                                            ========      ========      ========

11. RELATED-PARTY TRANSACTIONS

     In connection with the Unit Offering completed in 1995 (see Note 5), the Company incurred $3,805,000 in fees to an affiliate of a shareholder. In addition, an affiliate of a shareholder acted as an underwriter of the Company's initial public offering in June 1996 and received $2.0 million in compensation in the form of an underwriter's discount.

     As of December 31, 1996, the president and certain other officers of the Company are indebted to the Company in the aggregate amount of $671,627 under promissory notes issued in connection with the purchase of the Company's common stock (the "Notes"). The Notes have terms ranging from three to four years and are secured by common stock owned by the officers. The Notes bear interest at the Applicable Federal Rate in effect on the date of issuance as published by the Internal Revenue Service. Interest rates on the Notes range from 3.55% to 7.00%. Interest is due and payable annually beginning on the first anniversary of the date of each Note. All Notes are included in Stock Subscriptions Receivable in the Consolidated Balance Sheet.

12. SUPPLEMENTARY INFORMATION

     The following table sets forth supplementary financial information related to the Company's various operations (in thousands):

                                                            FISCAL YEAR ENDED DECEMBER 31, 1994
                                                     --------------------------------------------------
                                                     PAGEMART   PAGEMART     PAGEMART
                                                     ONE-WAY    TWO-WAY    INTERNATIONAL   CONSOLIDATED
                                                     --------   --------   -------------   ------------
Revenues...........................................  $109,833   $     --      $   --         $109,833
Operating loss.....................................   (33,324)        --          --          (33,324)
Total assets.......................................    81,470     58,885       1,704          142,059
Capital expenditures...............................    16,719         --          --           16,719

                                                            FISCAL YEAR ENDED DECEMBER 31, 1995
                                                     --------------------------------------------------
                                                     PAGEMART   PAGEMART     PAGEMART
                                                     ONE-WAY    TWO-WAY    INTERNATIONAL   CONSOLIDATED
                                                     --------   --------   -------------   ------------
Revenues...........................................  $159,191   $     --      $   --         $159,191
Operating loss.....................................   (22,972)      (376)         --          (23,348)
Total assets.......................................   120,004    140,235       3,590          263,829
Capital expenditures...............................    32,486      1,017          --           33,503

                                                            FISCAL YEAR ENDED DECEMBER 31, 1996
                                                     --------------------------------------------------
                                                     PAGEMART   PAGEMART     PAGEMART
                                                     ONE-WAY    TWO-WAY    INTERNATIONAL   CONSOLIDATED
                                                     --------   --------   -------------   ------------
Revenues...........................................  $221,592   $     --      $   --         $221,592
Operating loss.....................................   (11,465)      (657)       (447)         (12,569)
Total assets.......................................   160,858    151,108       1,654          313,620
Capital expenditures...............................    50,838     12,966          --           63,804

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of PageMart Wireless, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of PageMart Wireless, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated January 31, 1997. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Dallas, Texas,                              ARTHUR ANDERSEN LLP
January 31, 1997

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                 (IN THOUSANDS)

             COLUMN A                COLUMN B             COLUMN C             COLUMN D       COLUMN E
                                                         ADDITIONS
                                                  ------------------------
                                    BALANCE AT    CHARGED TO    CHARGED TO
                                    BEGINNING     COSTS AND       OTHER                      BALANCE AT
           DESCRIPTION              OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS    END OF PERIOD
           -----------              ----------    ----------    ----------    ----------    -------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31, 1996......    $4,534        $6,986         $--          $6,744(a)      $4,776
Year Ended December 31, 1995......    $1,388        $6,135         $--          $2,989(a)      $4,534
Year Ended December 31, 1994......    $1,172        $6,590         $--          $6,374(a)      $1,388

---------------

(a) Accounts written off as uncollectible, net of recoveries.

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                DESCRIPTION OF EXHIBIT
        -------                              ----------------------
           3(i)***        Restated Certificate of Incorporation of PageMart Wireless,
                          Inc.
           3(ii)*         By-laws of PageMart Wireless, Inc.
           3(iii)***      Certificate of Amendment to Restated Certificate of
                          Incorporation of PageMart Wireless, Inc.
           4.1**          Indenture, dated as of October 19, 1993, between PageMart,
                          Inc. and United States Trust Company of New York, as
                          Trustee, relating to the 12 1/4% Senior Discount Notes due
                          2003
           4.2**          Indenture dated as of January 17, 1995 between PageMart
                          Nationwide, Inc. and United States Trust Company of New
                          York, as Trustee, relating to the 15% Senior Discount Notes due 2005
          10.1**          Warrant Agreement, dated as of October 19, 1993, between
                          PageMart, Inc. and United States Trust Company of New York,
                          as Warrant Agent, relating to the Warrants to purchase
                          Common Stock of the Company.
          10.2**          Telecommunications Service Agreement, dated May 29, 1992,
                          between PageMart, Inc. and WilTel, Inc.
          10.3**          Equipment Lease Agreement, dated May 20, 1992, between
                          PageMart, Inc. and Glenayre Electronics, Inc.
          10.4**          First Addendum to Equipment Lease Agreement, dated May 20,
                          1992, between PageMart, Inc. and Glenayre Electronics, Inc.
          10.5**          Amendment No. 2 to Equipment Lease Agreement, dated October
                          18, 1993, between PageMart, Inc. and Glenayre Electronics,
                          Inc.
          10.6**          Lease Agreement and Addendum, dated January 10, 1990,
                          between Kingston Houston Partners I, Ltd. and PageMart, Inc.
          10.7**          Expansion and Extension of Lease Agreement, dated April 7,
                          1993, between Kingston Houston Partners I, Ltd. and
                          PageMart, Inc.
          10.8**          Office Lease Agreement, dated January 29, 1992, between
                          Dallas Central Development Corp. and PageMart, Inc.
          10.9**          First Amendment to Office Lease Agreement, dated July 29,
                          1992, between Fulcrum Central Ltd., as successor in interest to Dallas Central Development Corp., and PageMart, Inc.
          10.10**         Second Amendment to Office Lease Agreement, dated December
                          1, 1992, between Fulcrum Central Ltd., as successor in
                          interest to Dallas Central Development Corp., and PageMart,
                          Inc.
          10.11**         Third Amendment to Office Lease Agreement, dated December
                          29, 1992, between Fulcrum Central Ltd., as successor in
                          interest to Dallas Central Development Corp., and PageMart,
                          Inc.
          10.12**         Fourth Amendment to Office Lease Agreement, dated July 21,
                          1993, between Fulcrum Central Ltd., as successor in interest to Dallas Central Development Corp., and PageMart, Inc.
          10.13**         License Agreement, dated May 12, 1994, between PageMart,
                          Inc., licensee, and International Business Machines
                          Corporation, licensor
          10.14**         Sales Contract, dated January 21, 1994, between PageMart,
                          Inc., buyer, and Mitsui Comtek Corporation, seller
          10.15**         Resale Agreement, dated November 1, 1993, between PageMart,
                          Inc., licensor, and GTE Service Corporation, licensee
          10.16**         Financing and Security Agreement between Motorola and
                          Pagemart, Inc. dated May 18, 1994
          10.17**         Subscription Agreement, dated June 9, 1994, between
                          PageMart, Inc. and Fomento Empresarial Regiomontano, S.A. de
                          C.V.
          10.18**         Letter of Intent, dated June 9, 1994, between PageMart, Inc.
                          and Fomento Empresarial Regiomontano, S.A. de C.V.

        EXHIBIT
          NO.                                DESCRIPTION OF EXHIBIT
        -------                              ----------------------
          10.19*          Strategic Alliance Agreement No. 1, dated September 15,
                          1994, between GTE Service Corporation and PageMart, Inc.
          10.20*          Strategic Alliance Agreement No. 2, dated October 13, 1994, between GTE Service Corporation and PageMart, Inc.
          10.21*          Secured promissory note of John D. Beletic, as Maker, in
                          favor of PageMart, Inc. dated January 28, 1994, in the
                          amount of $97,800
          10.22*          Secured promissory note of John D. Beletic, as Maker, in
                          favor of PageMart, Inc. dated November 29, 1994, in the
                          amount of $200,000
          10.23*          Agreement of Reorganization and Plan of Merger, dated as of
                          December 5, 1994, between PageMart, Inc., PageMart
                          Nationwide, Inc. and PM Merger Corp.
          10.24*          Registration Rights Agreement dated as of January 17, 1995 between PageMart Nationwide, Inc. and Morgan Stanley & Co.
                          Incorporated
          10.25++         PageMart Nationwide, Inc. Third Amended and Restated 1991
                          Stock Option Plan and Third Amended and Restated 1991 Stock
                          Issuance Plan(1)
          10.26**         Satellite Services and Space Segment Lease Agreement, dated
                          January 2, 1995, between PageMart, Inc. and SpaceCom
                          Systems, Inc.
          10.27**         Credit Agreement, dated as of May 11, 1995, by and among
                          PageMart Nationwide, Inc., the Lenders named therein, BT
                          Commercial Corporation, as Agent, and Bankers Trust Company,
                          as Issuing Bank
          10.28**         Subscription Agreement, dated as of May 11, 1995, by and
                          among PageMart Nationwide, Inc. and the investors named
                          therein
          10.29+          Amended and Restated Agreement Among Certain Stockholders of
                          PageMart Nationwide, Inc. dated as of September 19, 1995
          10.30***        Secured promissory note of John D. Beletic, as Maker, in
                          favor of PageMart Nationwide, Inc. dated May 11, 1995, in
                          the amount of $21,000.
          10.31***        Subscription Agreement dated as of July 7, 1995 among
                          PageMart Nationwide, Inc., PageMart Canada Holding
                          Corporation and TD Capital Group Ltd.
          10.32***        Agreement Among Stockholders among PageMart Nationwide,
                          Inc., PageMart International, Inc., TD Capital Group Ltd.,
                          PageMart Canada Holding Corporation and PageMart Canada
                          Limited.
          10.33****       Equipment Purchase Agreement between Motorola, Inc. and
                          PageMart Wireless, Inc. (2)
          10.34****       Technology Asset Agreement dated as of December 1, 1995
                          between Motorola, Inc. and PageMart Wireless, Inc.(2)
          10.35***        PageMart Wireless, Inc. Employee Stock Purchase Plan(1)
          10.36***        PageMart Wireless, Inc. Nonqualified Formula Stock Option
                          Plan for Non-Employee Directors(1)
          10.37*****      Office Lease Agreement date as of November 26, 1996 between
                          Crescent Real Estate Equities Limited and PageMart Wireless,
                          Inc.
          10.38(3)        PageMart Wireless, Inc. Fourth Amended and Restated 1991
                          Stock Option Plan.
          11.1*****       Computation of earnings (loss) per share
          21.1***         PageMart Wireless, Inc. Subsidiaries
          27.1*****       Financial Data Schedule for the year ended December 31,
                          1996.

---------------

* Each of these exhibits is hereby incorporated by reference to the Form 10-K of the Company for the fiscal year ended December 31, 1994.

**     Each of these exhibits is hereby incorporated by reference to the
      Registration Statement on Form S-1 of the Company (Reg. No. 33-91142).

*** Each of these exhibits is hereby incorporated by reference to the Registration Statement on Form S-1 of the Company (Reg. No. 33-03012).

**** Each of these exhibits is hereby incorporated by reference to the Form 10-K of the Company for the fiscal year ended December 31, 1995.

***** Filed herewith.

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

(3) Originally filed as Exhibit 10.1 in the Company's Form 10-Q for the quarterly period ended September 30, 1996.