Form 10-Q
period 1997-03-31
PAGEMART WIRELESS INC
filed 1997-05-15
CIK 947268

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

================================================================================

                                   FORM 10-Q

                                   (MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______TO_______

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


                                 (214) 750-5809
              (Registrants telephone number, including area code)

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

YES  X                                      NO
   -----                                      ------

As of April 11, 1997, there were 33,950,752 shares of the registrant's class A common stock outstanding.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                           PAGE
                                                                                         ----
ITEM 1.  FINANCIAL STATEMENTS
         CONDENSED CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1996
               AND MARCH 31, 1997...........................................................3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
              MONTHS ENDED MARCH 31, 1996 AND 1997..........................................4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
              MONTHS ENDED MARCH 31, 1996 AND 1997..........................................5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...............................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................7


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.................................................................16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................................16

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                  December 31,  March 31,
                                                                      1996        1997
                                                                  ------------ -----------
                                                                               (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                     $  22,603     $  11,304
    Accounts receivable, net                                         33,446        40,128
    Inventories                                                      11,702         8,511
    Prepaid expenses and other current assets                         2,821         2,984

                                                                  ---------     ---------
         Total current assets                                        70,572        62,927

Restricted investments                                                   --            --

Property and equipment, net                                          96,943       101,242

Narrowband licenses                                                 133,065       133,065

Deferred debt issuance costs, net                                     6,378         6,166

Other assets                                                          6,662         5,503
                                                                  ---------     ---------
         Total assets                                             $ 313,620     $ 308,903
                                                                  =========     =========


Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                              $  23,186     $  19,898
    Deferred revenue                                                 27,047        30,948
    Other current liabilities                                        12,270        10,679
                                                                  ---------     ---------
         Total current liabilities                                   62,503        61,525

Long-term debt                                                      240,687       248,877

Commitments and contingencies

Stockholders' equity:
    Common stock, $.0001 par value per share, 75,000,000                  4             4
      shares authorized 39,804,932 and 39,863,932 shares issued
      at December 31, 1996 and March 31, 1997, respectively
    Additional paid-in capital                                      225,661       225,787
    Accumulated deficit                                            (214,688)     (226,743)
    Stock subscriptions receivable                                     (547)         (547)
                                                                  ---------     ---------
         Total stockholders' equity (deficit)                        10,430        (1,499)
                                                                  ---------     ---------
         Total liabilities and stockholders' equity               $ 313,620     $ 308,903
                                                                  =========     =========








The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                          Three Month Ended March 31,
                                          ----------------------------
                                              1996           1997
                                          ------------    ------------
Revenues:
    Recurring revenue                     $     33,743    $     46,475
    Equipment sales and activation fees         14,802          15,248
                                          ------------    ------------
          Total revenues                        48,545          61,723

Cost of equipment sold                          17,082          18,119

Operating expenses:
    Technical                                    8,090          10,769
    Selling                                      9,447          12,666
    General and administrative                  12,919          15,776
    Depreciation and amortization                4,248           6,849
                                          ------------    ------------
          Total operating expenses              34,704          46,060
                                          ------------    ------------
          Operating loss                        (3,241)         (2,456)

Other (income) expense:
    Interest expense                             8,401           9,038
    Interest income                               (219)           (176)
    Other                                          195             737
                                          ------------    ------------
          Total other (income) expense           8,377           9,599
                                          ------------    ------------
Net loss                                  $    (11,618)   $    (12,055)
                                          ============    ============


Net loss per share
    (primary and fully diluted)           $      (0.33)   $      (0.30)

Weighted average number
  of shares outstanding
    (primary and fully diluted)                 34,688          39,847







The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                               Three Month Ended March 31,
                                                                               ---------------------------
                                                                                  1996            1997
                                                                               ------------   ------------
Cash flows from operating activities:
    Net loss                                                                     $  (11,618)   $  (12,055)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
       Depreciation and amortization                                                  4,248         6,849
       Provision for bad debt                                                         1,453         2,707
       Accretion of discount on senior discount notes                                 7,333         8,190
       Amortization of deferred debt issuance costs                                     303           210
       Changes in certain assets and liabilities:
        Increase in accounts receivable                                              (2,635)       (9,389)
        (Increase) decrease in inventories                                           (1,596)        3,191
        Increase in prepaid expense and other current assets                           (624)         (163)
        (Increase) decrease in other assets, net                                     (1,097)          791
        Increase (decrease) in accounts payable                                       3,403        (3,288)
        Increase in deferred revenue                                                  1,540         3,901
        Decrease in other current liabilities                                          (344)       (1,591)
                                                                                 ----------    ----------
             Net cash provided by (used in) operating activities                        366          (647)
                                                                                 ----------    ----------

Cash flows from investing activities:
    Purchases of property and equipment, net                                        (11,779)      (10,020)
    Purchase of intangible assets                                                       (53)          (10)
    Other                                                                                (3)         (750)
                                                                                 ----------    ----------
             Net cash used in investing activities                                  (11,835)      (10,780)
                                                                                 ----------    ----------

Cash flows from financing activities:

    Proceeds from issuance of common stock under
       the stock option/stock issuance plan                                              11            14
    Proceeds from conversion of common stock warrants                                    --           112
    Payments on vendor credit facilities                                             (1,306)           --
    Deferred debt issuance costs incurred for Revolving Credit Agreement                 (8)            2
                                                                                 ----------    ----------
             Net cash provided by (used in) financing activities                     (1,303)          128
                                                                                 ----------    ----------

Net decrease in cash and cash equivalents                                           (12,772)      (11,299)

Cash and cash equivalents, beginning of period                                       26,973        22,603

                                                                                 ==========    ==========
Cash and cash equivalents, end of period                                         $   14,201    $   11,304
                                                                                 ==========    ==========


Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                                 $      556    $       97
        Income taxes                                                             $        -    $       --


  The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND NINE MONTHS ENDED MARCH 31, 1997

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

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     Certain amounts in the prior year consolidated condensed financial statements have been reclassified to conform with the current year presentation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the results of operations and financial condition of the Company for the three months ended March 31, 1996 and 1997. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes thereto included elsewhere in this report.

     When used in this discussion, the words `estimate', `project', `plan', `expect' and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the timely development and acceptance of new products, the impact of competitive products and pricing that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

     The Company's strategy is to expand its subscriber base as rapidly as possible to increase cash flow through greater utilization of its nationwide wireless communications network. From March 31, 1996 to March 31, 1997, the number of domestic units in service increased from 1,374,146 to 2,001,525. None of the Company's growth is attributable to acquisitions. Given its growth strategy and the substantial associated selling and marketing expenses, the Company expects to continue to generate operating losses in 1997 from its one-way wireless communications business. In addition, the Company began testing and development of two-way wireless messaging services in 1996 and plans to continue the development and implementation in 1997 and 1998, and expects to incur additional operating losses during the start-up phase for such services. The Company does not anticipate any significant revenues from two-way services during 1997; however, it expects to generate revenues with respect to two-way services in 1998. The Company's ability to generate operating income is primarily dependent on its ability to attain a sufficiently large installed subscriber base that generates recurring revenues which offset the fixed operating costs of its wireless networks, administration and selling and marketing expenses. The Company intends to achieve this growth by promoting its customized paging and other wireless messaging services through its national sales offices, retail distribution channels, private brand strategic alliances with GTE Corporation, Southwestern Bell Mobile Systems, AT&T Wireless Services, Ameritech Mobile Services, Inc. and long distance reseller EXCEL Communications, Inc., and international expansion.

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

     The Company derives its recurring revenue primarily from fixed periodic fees for services that are not generally dependent on usage. Consequently, the Company's ability to recoup its initial selling and marketing costs, to meet operating expenses and to achieve profitability is dependent on the average length of each customer's subscription period. As long as a subscriber continues to utilize the Company's service, operating results benefit from the recurring payments of the fixed fees without the incurrence of additional selling expenses by the Company. Conversely, operating results are adversely affected by customer disconnections. Each month a percentage of the Company's existing customers have their service terminated for a variety of reasons, including failure to pay, dissatisfaction with service and switching to a competing service provider. The Company's average monthly disconnection rates for the year ended December 31, 1994, 1995, 1996 and the three months ended March 31, 1997 were 3.4%, 2.5%, 2.4% and 2.3%, respectively.

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

THREE MONTHS ENDED MARCH 31, 1996 AND 1997

Units in Service

     Units in service from domestic operations were 1,374,146 and 2,001,525 as of March 31, 1996 and 1997, respectively, representing an annual growth rate of 46%. In addition, for the three months ended March 31, 1997, PageMart Canada Limited ("PageMart Canada") added 6,092 subscribers. As a result of its ownership interest in PageMart Canada, the Company's proportional share of net subscriber additions from PageMart Canada was 3,665 units for the three months ended March 31, 1997. The Company has experienced strong growth in units in service due primarily to the success of its sales and marketing strategies in the direct sales, national retail and private brand strategic alliance programs.

Revenues

     Revenues for the three months ended March 31, 1996 and 1997 were $48.5 million and $61.7 million, respectively. Recurring revenues for airtime, voice mail, and other services for same periods were $33.7 million and $46.5 million, respectively. Revenues from equipment sales and activation fees for the three months ended March 31, 1996 and 1997 were $14.8 million and $15.2 million, respectively. The increases in recurring revenues and revenues from equipment sales and activation fees were primarily due to the rapid growth in the number of units in service. The increase in equipment sales during 1997 was somewhat offset by a decline in the average price per unit sold. The Company expects equipment prices per unit generally to remain constant or decline only slightly as sales volumes increase.

     The Company's ARPU was $8.61 and $8.04 in the first quarter of 1996 and 1997, respectively. Over the past year, the Company's ARPU has decreased primarily as a result of an increase in subscribers added through private brand strategic alliance and third party reseller channels. This decrease in ARPU has been offset somewhat by a higher mix of multi-city, regional and nationwide services as well as increased sales of other value-added services such as voice mail and toll-free numbers. Management anticipates that the Company's ARPU will decline in the foreseeable future due to a continued higher mix of subscribers added through private brand strategic alliance programs which yield lower ARPU. ARPU is lower for subscribers added through private brand strategic alliances and third party resellers because these are generally high volume customers that are charged wholesale airtime rates. However, because private brand strategic alliance partners and third party resellers are responsible for selling and marketing costs, billing, collection and other administrative costs associated with end-users, the Company incurs substantially lower marketing and administrative costs with respect to such subscribers.

Cost of Equipment Sold

     The cost of equipment sold for the three months ended March 31, 1996 and 1997 was $17.1 million and $18.1 million, respectively. The change in 1997 was primarily due to an increase in the number of units sold. The Company expects pager costs generally to remain constant, with modest reductions in cost to the Company as a result of volume purchases. Management anticipates that loss on equipment sold will generally remain constant on a per unit basis for the foreseeable future.

Operating Expenses

     Technical expenses were $8.1 million and $10.8 million for the three months ended March 31, 1996, and 1997, respectively. The increase was primarily due to increased telecommunications and site expenses associated with servicing the Company's expanded network and larger subscriber base. On an average monthly cost per unit in service basis, technical expenses were $2.06 and $1.86 in the first quarter of 1996 and 1997, respectively. The per unit decrease was the result of increased operating efficiencies and economies of scale experienced with the growth of the Company's subscriber base. During the three months ended March 31, 1997, the Company incurred $4,000 in technical expenses associated with the development of its two-way wireless messaging services.

     Selling expenses for the three months ended March 31, 1996 and 1997 were $9.4 million and $12.7 million, respectively. This increase resulted from greater marketing and advertising costs related to the growth in units sold, as well as from increased sales compensation because of the addition of sales personnel in existing operating markets. During the first quarter of 1996 and 1997, the Company added 134,122 and 150,080 net new domestic units in service, respectively. Sales and marketing employees increased from 486 at March 31, 1996 to 530 at March 31, 1997. Management views the net loss on equipment sold to be a component of selling and marketing expenses incurred to add new subscribers. See "Management's Presentation of Results of Operations." Selling and marketing expenses per net subscriber addition (including loss on equipment sales) were $86 and $103 for the three months ended March 31, 1996 and 1997, respectively. This increase was due to losses recognized on the sale of pagers due to stocking a large number of new retail outlets in first quarter 1997 including 1,858 new outlets for RadioShack(R). The losses are recognized when pagers are shipped to the retailers, usually before the units are placed into service; thus, increasing selling expenses per net subscriber addition. Selling expenses are also expected to be higher than average during the second quarter of 1997 due to stocking the remainder of the RadioShack(R) outlets. During the three months ended March 31, 1997, the Company incurred $94,000 in selling expenses associated with its international operations (including loss on sale of equipment).

     General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) in the first quarter of 1996 and 1997 were $12.9 million and $15.8 million, respectively. This increase was attributable to the Company's expansion of its customer service call centers and continued expansion in new and existing markets to support the growing subscriber base which required additional office space, administrative personnel and customer service representatives. On an average cost per month per unit in service basis, general and administrative expenses were $3.29 and $2.73 in the first quarter of 1996 and 1997, respectively. The per unit decrease was a result of increased operating efficiencies and economies of scale achieved through the growth of the Company's subscriber base. During the three months ended March 31, 1997, the Company incurred $13,000 in general and administrative expenses associated with the development of its two-way wireless messaging services.

     Depreciation and amortization for the three months ended March 31, 1996 and 1997 was $4.2 million and $6.8 million, respectively. The increase resulted from the expansion to date of the Company's network infrastructure including transmitter and terminal equipment, as well as the purchase and development of a new centralized administrative system in 1996 and the first three months of 1997. As an average cost per month per unit in service, depreciation and amortization was $1.08 and $1.19 for the three months ended March 31, 1996 and 1997, respectively. During the three months ended March 31, 1997, the Company incurred $41,000 in depreciation expenses associated with the development of its two-way wireless messaging services.

Interest Expense

     Consolidated interest expense increased from $8.4 million in the first quarter of 1996 to $9.0 million in the first quarter of 1997. The increase in 1997 was primarily the result of increased interest expense related to the 12 1/4% Senior Discount Notes due 2003 issued by the Company (the "12 1/4% Notes") and the 15% Senior Discount Notes due 2005 issued by the Company in January 1995 (the "15% Notes"). Interest expense related to the 12 1/4% Notes was $3.2 million and $3.6 million in the first quarter of 1996 and 1997, respectively. Interest expense related to the 15% Notes was $4.4 million and $4.8 million in the first quarter of 1996 and 1997, respectively.

Net Loss

     The Company sustained net losses in the first quarter of 1996 and 1997 of $11.6 million and $12.1 million, respectively, principally due to the cost of funding the growth rate of the Company's subscriber base which resulted in an increase in units sold, selling and marketing expenses, operating expenses and interest expense.

MANAGEMENT'S PRESENTATION OF RESULTS OF OPERATIONS

Comparison with GAAP Presentation

     The Company's unaudited condensed consolidated financial statements for the three months ended March 31, 1996 and 1997 included elsewhere in this report, have been prepared in accordance with generally accepted accounting principles ("GAAP"). For internal management purposes the Company prepares statements of operations that are derived from the Company's GAAP financial statements but are reordered in a format that management uses for its internal review of the Company's performance and that management believes is useful in understanding the Company's results.

     Management believes that operating profit before selling expenses is a meaningful indicator of the profitability of the Company's installed base of units in service because it measures the recurring revenues received for services less the costs (including depreciation and amortization) associated with servicing that installed base. Operating profit before selling expenses per subscriber per month for the Company's one-way operations has grown from $(0.46) during the first quarter of 1994 to $2.27 during the first quarter of 1997 due primarily to the Company's increase in subscribers and resulting benefits in economies of scale.

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



                                               Three Months Ended
                            ------------------------------------------------------------
                              June 30,      Sept 30,        Dec 31,        Mar 31,
                                1995          1995           1995           1996
                            -----------    -----------    -----------    -----------
                                                   (Unaudited)
OPERATING DATA:
Recurring revenues          $    23,387    $    26,994    $    30,658    $    33,743
Technical expenses                6,141          6,842          7,015          7,943
General and
  administrative expenses        10,067         11,350         12,243         12,792
Depreciation and
  amortization                    3,091          3,469          3,910          4,248
                            -----------    -----------    -----------    -----------
Operating profit
  before selling
  expenses                        4,088          5,333          7,490          8,760
Selling expenses (1)             10,614         10,889         11,181         11,601
                            -----------    -----------    -----------    -----------
Operating income (loss)     $    (6,526)   $    (5,556)   $    (3,691)   $    (2,841)
                            ===========    ===========    ===========    ===========


EBITDA                      $    (3,435)   $    (2,087)   $       219    $     1,407
                            ===========    ===========    ===========    ===========


OTHER DATA:
Units in service (2)          1,008,683      1,131,464      1,240,024      1,374,146
Net subscriber
  additions                     133,739        122,781        108,560        134,122

ARPU (3)                    $      8.28    $      8.41    $      8.62    $      8.61

National retail outlets           2,900          3,408          3,411          3,690

Operating profit
  before selling
  expenses per
  subscriber
  per month (4)             $      1.45    $      1.66    $      2.11    $      2.23

Selling
  expenses per
  net subscriber
  addition (1)(5)           $        79    $        89    $       103    $        86

Capital
  employed per
  unit in service (6)       $        39    $        39    $        40    $        41



                                               Three Months Ended
                              --------------------------------------------------------
                               June 30,      Sept 30,         Dec 31,       Mar 31,
                                 1996          1996            1996           1997
                              -----------    -----------    -----------    -----------
                                                   (Unaudited)
OPERATING DATA:
Recurring revenues            $    36,964    $    39,697    $    42,637    $    46,475
Technical expenses                  8,783          9,725         10,273         10,765
General and
  administrative expenses          13,043         13,668         14,162         15,763
Depreciation and
  amortization                      4,942          5,714          6,288          6,808
                              -----------    -----------    -----------    -----------
Operating profit
  before selling
  expenses                         10,196         10,590         11,914         13,139
Selling expenses (1)               12,836         13,588         14,900         15,443
                              -----------    -----------    -----------    -----------
Operating income (loss)       $    (2,640)   $    (2,998)   $    (2,986)   $    (2,304)
                              ===========    ===========    ===========    ===========


EBITDA                        $     2,302    $     2,716    $     3,302    $     4,504
                              ===========    ===========    ===========    ===========


OTHER DATA:
Units in service (2)            1,524,297      1,684,937      1,851,445      2,001,525
Net subscriber
  additions                       150,151        160,640        166,508        150,080

ARPU (3)                      $      8.50    $      8.25    $      8.04    $      8.04

National retail outlets             4,286          5,025          5,530          7,388

Operating profit
  before selling
  expenses per
  subscriber
  per month (4)               $      2.35    $      2.20    $      2.25    $      2.27

Selling
  expenses per
  net subscriber
  addition (1)(5)             $        85    $        85    $        89    $       103

Capital
  employed per
  unit in service (6)         $        49    $        49    $        43    $        41







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

   (6) Calculated by dividing total assets (excluding cash, narrowband personal communications services assets and international investments) minus current liabilities (excluding current maturities of long-term debt) at the end of the period, by units in service at the end of the period.

Supplementary Information

     The following table sets forth supplementary financial information related to the Company's various operations (in thousands):


                                                   THREE MONTHS ENDED MARCH 31, 1997
                                                  -----------------------------------
                                      PAGEMART        PAGEMART         PAGEMART
                                      ONE-WAY         TWO-WAY        INTERNATIONAL(1)     TOTAL
                                      --------        --------       ----------------     -----
                                                              (UNAUDITED)
Revenues                             $  61,723       $      --       $      --          $  61,723
Technical expense                       10,765               4              --             10,769
Selling expense                         12,572              --              94             12,666
General and administrative expense      15,763              13              --             15,776
Operating loss                          (2,304)            (58)            (94)            (2,456)
EBITDA                                   4,504             (17)            (94)             4,393
Total assets                           151,078         156,852             973            308,903
Capital expenditures                     4,434           5,586              --             10,020

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

     Capital expenditures for the three months ended March 31, 1997 were $10.0 million compared to $11.8 million for the three months ended March 31, 1996. Capital expenditures for the first quarter of 1997 include approximately $5.6 million related to the development of two-way messaging services, $2.5 for the Company's one-way messaging network and $1.9 million for the development of the Company's new administrative system. During October 1996, the Company committed to purchase network infrastructure equipment and related services for use in its two-way network. During December 1995, the Company committed to purchase $40 million in network infrastructure equipment from a significant vendor from December 1, 1995 to October 31, 1999 (the "Vendor Commitment"). Through March 31, 1997, the Company has purchased $20.8 million of network infrastructure under the purchase commitment.

     The Company's net cash used in operating activities for the three months ended March 31, 1997 was $647,000 compared with the net cash provided of $366,000 for the three months ended March 31, 1996. Net cash used in investing activities was $10.8 million for the three months ended March 31, 1997 compared with $11.8 million for the comparable 1996 period. Of the $10.8 million used in investing activities in 1997, $10.0 million was for capital expenditures. Net cash provided by financing activities, including borrowings and equity issuances was $128,000 for the three months ended March 31, 1997 compared with the net cash provided of $1.3 million for the three months ended March 31, 1996. Long-term obligations, less current maturities, increased by approximately $8.2 million during the three months ended March 31, 1997. The increase resulted from the accretion of the 15% Notes and the 12 1/4% Notes.

     As of March 31, 1997, the Company had no amounts outstanding under vendor financing or revolving credit agreements and its indebtedness under the 12 1/4% Notes was $111.5 million and its indebtedness under the 15% Notes was $137.4 million.

     The 12 1/4% Notes, which are unsecured senior obligations of PageMart, mature in 2003 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 12 1/4% Notes will cause an increase in indebtedness from March 31, 1997 to November 1, 1998 of $69.8 million. From and after November 1, 1998, interest on the 12 1/4% Notes will be payable semiannually, in cash.

     The 15% Notes, which are unsecured senior obligations of Wireless, mature in 2005 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 15% Notes will cause an increase in indebtedness from March 31, 1997 to February 1, 2000 of $25.1 million. From and after February 1, 2000, interest on the 15% Notes will be payable semiannually, in cash.

     In May 1995, the Company entered into a four year Revolving Credit Agreement (the "Revolving Credit Agreement") with BT Commercial Corporation, as Agent, and Bankers Trust Company, as Issuing Bank, which provides for a $50 million revolving line of credit. As of March 31, 1997 there were no loans outstanding under the Revolving Credit Agreement. The maximum amount available under the Revolving Credit Agreement at any time is limited to a borrowing base amount equal to the lesser of (i) 80% of eligible accounts receivable plus 50% eligible inventory owned by Wireless, and (ii) an amount equal to the service contribution as defined in the Revolving Credit Agreement of Wireless and its subsidiaries for the immediately preceding three-month period times 4.0. As of March 31, 1997, the amount available under the Revolving Credit Agreement was $29.1 million. In the event Wireless exercised its option to increase its borrowing base by purchasing inventory and accounts receivable from PageMart, the maximum amount available under the Revolving Credit agreement would have been $35.6 million at March 31, 1997. Management anticipates borrowings under the Revolving Credit Agreement during the second quarter of 1997.

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

     As of March 31, 1997, the Company had approximately $11.3 million in cash and cash equivalents. The Company's cash balances and borrowings under the Revolving Credit Agreement are expected to be sufficient to fund the Company's one-way operations and related capital requirements through 1997. The Company anticipates its one-way messaging operations will generate sufficient cash flows to fund one-way capital expenditures for 1998. The Company's two-way messaging operations are expected to require additional capital in 1998. The Company anticipates funding a portion of its two-way messaging operations with available borrowings under the Revolving Credit Agreement and from any excess cash generated from the Company's one-way messaging operations.

     Significant additional financing will be required to complete the construction of a transmission network for two-way services and other start-up costs and selling and marketing expenses associated with the development and implementation of two-way services. The Company anticipates investing $75 to $100 million through fiscal 1998 to test and construct a two-way transmission network. Thereafter, the Company anticipates that the two-way operations may require up to $100 million of additional investment to substantially complete the network buildout. The Company expects to lease rather than sell a portion of its two-way messaging units. The Company expects to require additional financing to complete the buildout, which may include new vendor financing or entering into joint venture arrangements, however, there can be no assurance that sufficient financing will be available to the Company. The Company's ability to incur indebtedness is limited by the covenants contained in the 15% Indenture, the 12 1/4% Indenture and the Revolving Credit Agreement; as a result any additional financing may need to be equity financing.

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

     The Company cautions readers that any forward-looking statements contained in this form 10-Q or made by management of the Company involve risk and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1997 and beyond to differ materially from those expressed in any such forward-looking statements - economic conditions generally in the United States and consumer confidence; the ability of the Company to manage its high debt levels; the impact of technological change in the telecommunications industry; the future cost of network infrastructure and subscriber equipment; the impact of competition and pricing of paging and wireless services; changes in regulation by the FCC and various state regulatory agencies and the ability of the Company to obtain financing to construct, operate and market the transmission network for two-way services.

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









                            PAGEMART WIRELESS, INC.


                            /s/ JOHN D. BELETIC
                            ------------------------------
                            JOHN D. BELETIC
MAY 14, 1997                CHAIRMAN, PRESIDENT AND
                            CHIEF EXECUTIVE OFFICER





                            /s/ G. CLAY MYERS
                            ------------------------------
                            G. CLAY MYERS
MAY 14, 1997                VICE PRESIDENT, FINANCE,
                            CHIEF FINANCIAL OFFICER AND
                            TREASURER (PRINCIPAL FINANCIAL
                            AND CHIEF ACCOUNTING OFFICER)

                                 EXHIBIT INDEX



EXHIBIT NO.       DESCRIPTION
-----------       -----------

11.1 * Statement regarding computation of per share loss for the three months ended March 31, 1997

27.1 *            Financial Data Schedule.




*    Filed herewith