Form 10-Q
period 1997-06-30
PAGEMART WIRELESS INC
filed 1997-08-13
CIK 947268

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

               YES [X]                                  NO [ ]

As of August 7, 1997, there were 34,041,902 shares of the registrant's class A common stock outstanding.
================================================================================

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                PAGE
                                                                              ----

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1996
           AND JUNE 30, 1997 ..............................................    3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
           AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997 ....................    4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
           MONTHS ENDED JUNE 30, 1996 AND 1997 ............................    5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .............    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..................    7


PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS ................................................   17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............   17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .................................   17

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                December 31,       June 30,
                                                                    1996            1997
                                                                ------------    ------------
                                                                                 (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                   $     22,603    $      6,867
    Accounts receivable, net                                          33,446          46,221
    Inventories                                                       11,702           7,490
    Prepaid expenses and other current assets                          2,821           3,400
                                                                ------------    ------------
         Total current assets                                         70,572          63,978

Property and equipment, net                                           96,943         107,626

Narrowband licenses                                                  133,065         133,065

Deferred debt issuance costs, net                                      6,378           5,955

Other assets                                                           6,662           4,531
                                                                ------------    ------------
         Total assets                                           $    313,620    $    315,155
                                                                ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                            $     23,186    $     16,933
    Current maturities of long-term debt                                  --             923
    Deferred revenue                                                  27,047          36,050
    Other current liabilities                                         12,270          11,026
                                                                ------------    ------------
         Total current liabilities                                    62,503          64,932

Long-term debt                                                       240,687         262,548

Commitments and contingencies

Stockholders' equity (deficit):
    Common stock, $.0001 par value per share, 75,000,000
      shares authorized, 39,804,932 and 39,926,638 shares
      issued at December 31, 1996 and June 30, 1997,
      respectively                                                         4               4
    Additional paid-in capital                                       225,661         226,066
    Accumulated deficit                                             (214,688)       (237,848)
    Stock subscriptions receivable                                      (547)           (547)
                                                                ------------    ------------
         Total stockholders' equity (deficit)                         10,430         (12,325)
                                                                ------------    ------------
         Total liabilities and stockholders' equity (deficit)   $    313,620    $    315,155
                                                                ============    ============







     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                              Three Months             Six Months
                                             Ended June 30,          Ended June 30,
                                          --------------------    --------------------
                                            1996        1997        1996        1997
                                          --------    --------    --------    --------
Revenues:
    Recurring revenue                     $ 36,964    $ 50,006    $ 70,707    $ 96,481
    Equipment sales and activation fees     12,153      15,896      26,955      31,144
                                          --------    --------    --------    --------
         Total revenues                     49,117      65,902      97,662     127,625

Cost of equipment sold                      14,641      20,263      31,723      38,382

Operating expenses:
    Technical                                8,833      11,384      16,923      22,153
    Selling                                 10,464      12,339      19,911      25,005
    General and administrative              13,043      15,814      25,962      31,590
    Depreciation and amortization            4,942       7,285       9,190      14,134
                                          --------    --------    --------    --------
         Total operating expenses           37,282      46,822      71,986      92,882
                                          --------    --------    --------    --------
         Operating loss                     (2,806)     (1,183)     (6,047)     (3,639)

Other (income) expense:
    Interest expense                         8,915       9,297      17,316      18,335
    Interest income                           (146)       (124)       (365)       (300)
    Other                                      554         749         749       1,486
                                          --------    --------    --------    --------
         Total other (income) expense        9,323       9,922      17,700      19,521
                                          --------    --------    --------    --------
Net loss                                  $(12,129)   $(11,105)   $(23,747)   $(23,160)
                                          ========    ========    ========    ========


Net loss per share
    (primary and fully diluted)           $  (0.34)   $  (0.28)   $  (0.68)   $  (0.58)

Weighted average number
  of shares outstanding
    (primary and fully diluted)             35,633      39,879      35,162      39,864




     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                   Six Months
                                                                  Ended June 30,
                                                              --------------------
                                                                1996        1997
                                                              --------    --------
Cash flows from operating activities:
  Net loss                                                    $(23,747)   $(23,160)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                9,190      14,134
    Provision for bad debt                                       2,777       5,371
    Accretion of discount on senior discount notes              14,904      17,105
    Amortization of deferred debt issuance costs                   950         423
    Changes in certain assets and liabilities:
      Increase in accounts receivable                          (10,557)    (18,146)
      (Increase) decrease in inventories                        (4,811)      4,212
      (Increase) decrease in prepaid expense
        and other current assets                                    65        (579)
      (Increase) decrease in other assets, net                  (1,085)      1,440
      Increase (decrease) in accounts payable                    1,168      (6,253)
      Increase in deferred revenue                               4,670       9,003
      Increase (decrease) in other current liabilities             519      (1,244)
                                                              --------    --------
        Net cash provided by (used in) operating activities     (5,957)      2,306
                                                              --------    --------

Cash flows from investing activities:
  Purchases of property and equipment, net                     (27,197)    (23,360)
  Release of restricted cash                                       500          --
  Other                                                            (89)       (766)
                                                              --------    --------
        Net cash used in investing activities                  (26,786)    (24,126)
                                                              --------    --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                        70,500          --
  Proceeds from issuance of common stock under
    the stock option/stock issuance plan                           134         248
  Proceeds from conversion of common stock warrants                 --         157
  Payment of stock subscription receivable                          10          --
  Borrowings under Revolving Credit Agreement                   31,100          --
  Payments on Revolving Credit Agreement                       (31,100)         --
  Borrowings from vendor financing arrangement                      --       5,857
  Payments on vendor financing arrangement                     (15,027)       (178)
  Deferred debt issuance costs incurred for
    Revolving Credit Agreement                                     (14)         --
                                                              --------    --------
        Net cash provided by financing activities               55,603       6,084
                                                              --------    --------

Net increase (decrease) in cash  & cash equivalents             22,860     (15,736)

Cash and cash equivalents, beginning of period                  26,973      22,603

                                                              --------    --------
Cash and cash equivalents, end of period                      $ 49,833    $  6,867
                                                              ========    ========


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                  $  1,034    $    348
    Income Taxes                                              $     --    $     --


     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1997

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

2. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform with the current year presentation.

3. NET LOSS PER SHARE

     Net loss per share amounts as reflected on the statements of operations are based upon the weighted average number of common shares outstanding. As required by the Securities and Exchange Commission rules, all warrants, options and shares issued during the year immediately preceding the June 1996 initial public offering are assumed to be outstanding for all periods presented.

     The Company will adopt the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128") in the fourth quarter of fiscal 1997. SFAS No. 128, issued February 1997, replaces the primary earnings per share calculation with a basic earnings per share calculation and modifies the calculation of diluted earnings per share. The Company anticipates the adoption of SFAS No. 128 will have no impact on its reporting of net loss per share for 1997 or prior periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the results of operations and financial condition of the Company for the three and six months ended June 30, 1997 and 1996. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes thereto included elsewhere in this report.

     When used in this discussion, the words `estimate,' `project,' `plan,' `expect' and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgment only as of the date hereof.

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

     The Company's strategy is to expand its subscriber base and to increase profitability and cash flow through greater utilization of its nationwide wireless communications network. From June 30, 1996 to June 30, 1997, the number of domestic units in service increased from 1,524,297 to 2,181,775. None of the Company's growth is attributable to acquisitions. Given its growth strategy and the substantial associated selling and marketing expenses, the Company expects to continue to generate operating losses in 1997 from its one-way wireless communications business. In addition, the Company began testing and development of two-way wireless messaging services in 1996 and plans to continue the development and implementation in 1997 and 1998. The Company expects to incur additional operating losses during the start-up phase for two-way wireless messaging services. The Company does not anticipate any significant revenues from two-way services during 1997, however, it expects to generate revenues with respect to two-way services in 1998. The Company's ability to generate operating income is primarily dependent on its ability to attain a sufficiently large installed subscriber base that generates recurring revenues which offsets the fixed operating costs of its wireless networks, administration and selling and marketing expenses. The Company intends to achieve this growth by promoting its customized paging and other wireless messaging services through its national sales offices, retail distribution channels, private brand strategic alliances with GTE Corporation, Southwestern Bell Mobile Systems, AT&T Wireless Services, Ameritech Mobile Services, Inc. and long distance reseller EXCEL Communications, Inc., and international expansion.

     Unlike most other paging carriers, the Company sells, rather than leases, substantially all of the messaging equipment used by its subscribers. As a result, the Company has much less capital invested in messaging equipment than other paging carriers since it recoups a substantial portion of messaging equipment costs upon sale to retailers and subscribers. This results in significantly lower capital expenditures and depreciation expense than if the Company leased such equipment to its subscribers. In addition, the Company's financial results are much different from those of other paging carriers that lease messaging equipment to subscribers because the Company recognizes the cost of messaging equipment sold in connection with adding new subscribers at the time of sale rather than capitalizing and depreciating the cost of messaging equipment over periods ranging from three to five years as occurs with paging carriers that lease messaging equipment to subscribers. In addition, the Company's retail distribution strategy results in the recognition of expenses associated with messaging equipment sales and other sales and marketing expenses in advance of new subscribers being added to the base and generating revenues (as retailers carry inventory).

     The Company sells its messaging equipment through multiple distribution channels, including direct sales, third-party resellers, private brand strategic alliances and local and national retail stores. Selling and marketing expenses are primarily attributable to compensation paid to the Company's sales force, advertising and marketing costs and to losses resulting from the fact that, for competitive and marketing reasons, the Company generally sells each new unit for less than its acquisition cost. The Company's accounting practices result in selling and marketing expenses, including loss on sale of equipment, being recorded at the time a unit is sold. Units sold by the Company during a given month may exceed units activated and in service due to inventory stocking by and distribution strategies of national retailers. As a result, selling and marketing expenses per net subscriber addition may fluctuate from period to period.

     The Company derives its recurring revenue primarily from fixed periodic fees for services that are not generally dependent on usage. Consequently, the Company's ability to recoup its initial selling and marketing costs, to meet operating expenses and to achieve profitability is dependent on the average length of each customer's subscription period. As long as a subscriber continues to utilize the Company's service, operating results benefit from the recurring payments of the fixed fees without the incurrence of additional selling expenses by the Company. Conversely, operating results are adversely affected by customer disconnections. Each month a percentage of the Company's existing customers have their service terminated for a variety of reasons, including failure to pay, dissatisfaction with service and switching to a competing service provider. The Company's average monthly disconnection rates for the years ended December 31, 1994, 1995 and 1996 and the six months ended June 30, 1997 were 3.4%, 2.5%, 2.4% and 2.4%, respectively.

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

     Certain of the following financial information is presented on a per unit basis. Management believes that such a presentation is useful in understanding the Company's results because it is a meaningful comparison period to period given the Company's growth rate and the significant differences in the number of subscribers of other paging companies.

THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997

Units in Service

     Units in service from domestic operations were 1,524,297 and 2,181,775 as of June 30, 1996 and 1997, respectively, representing an annual growth rate of 43%. In addition, for the three and six months ended June 30, 1997, PageMart Canada Limited ("PageMart Canada") added 5,629 and 11,721 subscribers, respectively. As a result of its ownership interest in PageMart Canada, the Company's proportional share of net subscriber additions from PageMart Canada was 3,378 and 7,033 units for the three and six months ended June 30, 1997, respectively. The Company has experienced strong growth in units in service due primarily to the success of its sales and marketing strategies in the national retail, private brand strategic alliance and direct sales programs.

Revenues

     Revenues for the three and six months ended June 30, 1997 were $65.9 million and $127.5 million, respectively, compared to $49.1 million and $97.7 million for the three and six months ended June 30, 1996. Recurring revenues for airtime, voice mail and other services for the three and six months ended June 30, 1997 were $50.0 million and $96.5 million, respectively, compared to $37.0 million and $70.7 million for the comparable periods ended June 30, 1996. Revenues from equipment sales and activation fees for the three and six months ended June 30, 1997 were $15.9 million and $31.1 million, respectively, compared to $12.2 million and $27.0 million for the comparable periods ended June 30, 1996. The increases in recurring revenues and revenues from equipment sales and activation fees were primarily due to the rapid growth in the number of units in service. The increase in equipment sales during the second quarter of 1997 was somewhat offset by a decline in the average price per unit sold. The Company expects equipment prices per unit generally to remain constant or decline only slightly as sales volumes increase.

     The Company's ARPU was $8.50 and $7.97 in the second quarter of 1996 and 1997, respectively. Over the past year, the Company's ARPU has decreased primarily as a result of an increase in subscribers added through the private brand strategic alliance channel. This decrease in ARPU has been offset somewhat by a higher mix of multi-city, regional and nationwide services as well as increased sales of other value-added services such as voice mail and toll-free numbers. Management anticipates that the Company's ARPU will decline in the foreseeable future due to a continued higher mix of subscribers added through private brand strategic alliance programs, which yield lower ARPU. ARPU is lower for subscribers added through private brand strategic alliances because these are generally high volume customers that are charged wholesale airtime rates. However, because private brand strategic alliance partners are responsible for selling and marketing costs, billing, collection and other administrative costs associated with end-users, the Company incurs substantially lower marketing and administrative costs with respect to such subscribers.

Cost of Equipment Sold

     The cost of equipment sold for the three and six months ended June 30, 1997 was $20.2 million and $38.3 million, respectively, compared to $14.6 million and $31.7 million for the comparable periods ended June 30, 1996. The change in 1997 was primarily due to an increase in the number of units sold. The Company expects pager costs generally to remain constant, with modest reductions in cost to the Company as a result of volume purchases. Management anticipates that loss on equipment sold will generally remain constant on a per unit basis for the foreseeable future.

Operating Expenses

     Technical expenses were $11.4 million and $22.2 million for the three and six months ended June 30, 1997, respectively, compared to $8.8 million and $16.9 million for the comparable 1996 periods. The increase was primarily due to increased telecommunications and site expenses associated with servicing the Company's expanded network and larger subscriber base. On an average monthly cost per unit in service basis, technical expenses were $2.02 and $1.81 in the second quarter of 1996 and 1997, respectively, compared to $2.02 and $1.83 for the six months ended June 30, 1996 and 1997, respectively. The per unit decrease was the result of increased operating efficiencies and economies of scale achieved through the growth of the Company's subscriber base. During the six months ended June 30, 1997, the Company incurred $3,000 in technical expenses associated with the development of its two-way wireless messaging services.

     Selling expenses for the three and six months ended June 30, 1997 were $12.2 million and $24.8 million, respectively, compared to $10.5 million and $19.9 million for the three and six months ended June 30, 1996, respectively. This increase resulted from greater marketing and advertising costs related to the growth in units sold as well as costs associated with the stocking of additional retail outlets. The Company added 6,126 retail outlets from June 30, 1996 to June 30, 1997. During the six months ended June 30, 1996 and 1997, the Company added 284,273 and 330,330 net new domestic units in service, respectively. Management views the net loss on equipment sold to be a component of selling and marketing expenses incurred to add new subscribers. See "Management's Presentation of Results of Operations." Selling and marketing expenses per net subscriber addition (including loss on equipment sales) were $85 and $86 for the three and six months ended June 30, 1996, respectively, compared to

$92 and $97 for the three and six months ended June 30, 1997, respectively. This increase was due to losses recognized on the sale of pagers due to stocking new retail outlets in the second quarter of 1997. The Company added 3,024 additional retail outlets in the three months ended June 30, 1997, including additions from RadioShack(R) and Southland (7-Eleven) stores. The losses on equipment sold are recognized when pagers are shipped to the retailers, usually before the units are placed into service, thus increasing selling expenses (including loss on the sale of equipment) per net subscriber addition. During the three and six months ended June 30, 1997, the Company incurred $150,000 and $244,000, respectively, in selling expenses associated with its international operations (including loss on sale of equipment).

     General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for the three and six months ended June 30, 1997 were $15.8 million and $31.6 million, respectively, compared to $13.0 million and $26.0 million for the comparable 1996 periods. This increase was attributable to the Company's expansion of its customer service call centers and other administrative capabilities to support the growing subscriber base which required additional office space, administrative personnel and customer service representatives. On an average cost per month per unit in service basis, general and administrative expenses were $3.00 and $2.52 in the second quarter of 1996 and 1997, respectively, and $3.13 and $2.61 for the six months ended June 30, 1996 and 1997, respectively. The per unit decrease was a result of increased operating efficiencies and economies of scale achieved through the growth of the Company's subscriber base. During the six months ended June 30, 1997, the Company incurred $13,000 in general and administrative expenses associated with the development of its two-way wireless messaging services.

     Depreciation and amortization for the three and six months ended June 30, 1997 were $7.2 million and $14.0 million, respectively, compared to $4.9 million and $9.2 million for the comparable periods ended June 30, 1996. The increase resulted from the expansion of the Company's network infrastructure including transmitter and terminal equipment, as well as the purchase and development of a new centralized administrative system in 1996 and the first six months of 1997. As an average cost per month per unit in service, depreciation and amortization was $1.14 and $1.15 in the second quarter of 1996 and 1997, respectively, and was $1.11 and $1.16 for the six months ended June 30, 1996 and 1997, respectively. During the three and six months ended June 30, 1997, the Company incurred $45,000 and $86,000, respectively, in depreciation expenses associated with the development of its two-way wireless messaging services.

Interest Expense

     Consolidated interest expense for the three and six months ended June 30, 1997 was $9.3 million and $18.3 million, respectively, compared to $8.9 million and $17.3 million for the comparable periods ended June 30, 1996. The increase in 1997 was primarily the result of increased interest expense related to the 12 1/4% Senior Discount Notes due 2003 issued by PageMart in October 1993 (the "12 1/4% Notes") and the 15% Senior Discount Notes due 2005 issued by the Company in January 1995 (the "15% Notes"). Interest expense related to the 12 1/4% Notes waS $3.3 million and $3.7 million for the three months ended June 30, 1996 and 1997, respectively, and was $6.5 million and $7.3 million for the six months ended June 30, 1996 and 1997, respectively. Interest expense related to the 15% Notes was $4.5 million and $5.4 million for the three months ended June 30, 1996 and 1997, respectively, and was $8.9 million and $10.2 million for the six months ended June 30, 1996 and 1997, respectively.

Net Loss

     The Company sustained consolidated net losses for the three and six months ended June 30, 1997 of $11.1 million and $23.2 million, respectively, compared to $12.1 million and $23.7 million for the three and six months ended June 30, 1996, respectively, principally due to the cost of funding the growth rate of the Company's subscriber base which resulted in an increase in units sold, selling and marketing expenses, operating expenses and interest expense.

MANAGEMENT'S PRESENTATION OF RESULTS OF OPERATIONS

Comparison with GAAP Presentation

     The Company's unaudited condensed consolidated financial statements for the three and six months ended June 30, 1996 and 1997 included elsewhere in this report, have been prepared in accordance with generally accepted accounting principles ("GAAP"). For internal management purposes the Company prepares statements of operations that are derived from the Company's GAAP financial statements but are reordered in a format that management uses for its internal review of the Company's performance and that management believes is useful in understanding the Company's results.

     Management believes that operating profit before selling expenses is a meaningful indicator of the profitability of the Company's installed base of units in service because it measures the recurring revenues received for services less the costs (including depreciation and amortization) associated with servicing that installed base. Operating profit before selling expenses per subscriber per month for the Company's one-way operations has grown from $1.66 during the third quarter of 1995 to $2.48 during the second quarter of 1997 due primarily to the Company's increase in subscribers and resulting benefits in economies of scale.

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


                                                                 THREE MONTHS ENDED
                             -----------------------------------------------------------------------------------------------------
                              SEPT. 30,    DEC. 31,     MARCH 31,    JUNE 30,     SEPT. 30,    DEC. 31,     MARCH 31,    JUNE 30,
                                1995         1995         1996         1996         1996         1996         1997         1997
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                    (UNAUDITED)
OPERATING DATA:
Recurring revenues           $   26,994   $   30,658   $   33,743   $   36,964   $   39,697   $   42,637   $   46,475   $   50,004
Technical expenses                6,842        7,015        7,943        8,783        9,725       10,273       10,765       11,385
General and
  administrative expenses        11,350       12,243       12,792       13,043       13,668       14,162       15,763       15,814
Depreciation and
  amortization                    3,469        3,910        4,248        4,942        5,714        6,288        6,808        7,240
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Operating profit before
  selling expenses                5,333        7,490        8,760       10,196       10,590       11,914       13,139       15,565
Selling expenses (1)             10,889       11,181       11,601       12,836       13,588       14,900       15,443       16,556
                             ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Operating income (loss)      $   (5,556)  $   (3,691)  $   (2,841)  $   (2,640)  $   (2,998)  $   (2,986)  $   (2,304)  $     (991)
                             ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

EBITDA                       $   (2,087)  $      219   $    1,407   $    2,302   $    2,716   $    3,302   $    4,504   $    6,249
                             ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

OTHER DATA:
Units in service (2)          1,131,464    1,240,024    1,374,146    1,524,297    1,684,937    1,851,445    2,001,525    2,181,775
Net subscriber additions        122,781      108,560      134,122      150,151      160,640      166,508      150,080      180,250
ARPU (3)                     $     8.41   $     8.62   $     8.61   $     8.50   $     8.25   $     8.04   $     8.04   $     7.97
National retail outlets           3,408        3,411        3,690        4,286        5,025        5,530        7,388       10,412

Operating profit before
  selling expenses per
  subscriber per month (4)   $     1.66   $     2.11   $     2.23   $     2.35   $     2.20   $     2.25   $     2.27   $     2.48
Selling expenses per net
  subscriber addition (1)(5) $       89   $      103   $       86   $       85   $       85   $       89   $      103   $       92
Capital employed per
  unit in service (6)        $       39   $       40   $       41   $       49   $       49   $       43   $       41   $       40

--------------

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

(6) Calculated by dividing consolidated total assets (excluding cash, narrowband personal communications services assets and international investments) minus current liabilities (excluding current maturities of long-term debt), by units in service at the end of the period.

Supplementary Information

     The following table sets forth supplementary financial information related to the Company's various operations (in thousands):

                                                 THREE MONTHS ENDED JUNE 30, 1997
                                        ------------------------------------------------
                                        PAGEMART     PAGEMART     PAGEMART
                                         ONE-WAY      TWO-WAY     INT'L (1)      TOTAL
                                        ---------    ---------    ---------    ---------
                                                          (Unaudited)
Revenues                                $  65,871    $      --    $      31    $  65,902
Technical expense                          11,385           (1)          --       11,384
Selling expense                            12,189           --          150       12,339
General and administrative expense         15,814           --           --       15,814
Depreciation and amortization expense       7,240           45           --        7,285
Operating loss                               (991)         (44)        (148)      (1,183)
EBITDA                                      6,249            1         (148)       6,102

Total assets                              153,376      161,502          277      315,155
Capital expenditures                        9,067        4,273           --       13,340

                                                 SIX MONTHS ENDED JUNE 30, 1997
                                        ------------------------------------------------
                                        PAGEMART     PAGEMART     PAGEMART
                                         ONE-WAY      TWO-WAY     INT'L (1)      TOTAL
                                        ---------    ---------    ---------    ---------
                                                          (Unaudited)
Revenues                                $ 127,529    $      --    $      96    $ 127,625
Technical expense                          22,150            3           --       22,153
Selling expense                            24,761           --          244       25,005
General and administrative expense         31,577           13           --       31,590
Depreciation and amortization expense      14,048           86           --       14,134
Operating loss                             (3,295)        (102)        (242)      (3,639)
EBITDA                                     10,753          (16)        (242)      10,495

Total assets                              153,376      161,502          277      315,155
Capital expenditures                       13,501        9,859           --       23,360


(1) Expenses reflected in this table are for the Company's international headquarters operations. The Company accounts for its investments in Canada under the equity method. Consequently, the Company's share of expenses from its Canadian operations are not reflected in this table.

SEASONALITY

     Pager usage is slightly higher during the spring and summer months, which is reflected in higher incremental usage fees earned by the Company. The Company's retail sales are subject to seasonal fluctuations that affect retail sales generally. Otherwise, the Company's results are generally not significantly affected by seasonal factors.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations have historically required substantial capital investment for the development and installation of its wireless communications network, the procurement of messaging equipment and expansion into new and existing markets. To date, these investments by the Company have been funded by the proceeds from the issuance of common stock, preferred stock, the 12 1/4% Notes and the 15% Notes, as well as borrowings under vendor financing and revolving credit agreements.

     Capital expenditures for the six months ended June 30, 1997 were $23.4 million compared to $27.2 million for the six months ended June 30, 1996. Capital expenditures for the six months ended 1997 include approximately $9.9 million related to the development of two-way messaging services, $8.9 million for the Company's one-way network and $4.6 million for the development of the Company's new administrative system. During December 1995, the Company committed to purchase $40 million in network infrastructure equipment from a significant vendor from December 1, 1995 to October 31, 1999 (the "Vendor Commitment"). Through June 30, 1997, the Company has purchased $21.7 million of network infrastructure under this purchase commitment.

     The Company's net cash provided by operating activities for the six months ended June 30, 1997 was $2.3 compared with the net cash used of $6.0 million for the six months ended June 30, 1996. Net cash used in investing activities was $24.1 million for the six months ended June 30, 1997 compared with $26.8 million for the comparable 1996 period. Of the $24.1 million used in investing activities in 1997, $23.4 million was for capital expenditures. Net cash provided by financing activities, including borrowings and equity issuances was $6.1 million for the six months ended June 30, 1997 compared with the $55.6 million for the six months ended June 30, 1996. Long-term obligations, less current maturities, increased by approximately $21.9 million during the six months ended June 30, 1997. The increase resulted from the accretion of the 15% Notes of $10.0 million, the accretion of the 12 1/4% Notes of $7.1 million and $4.8 million of borrowings on a vendor financing arrangement.

     In March 1997, PageMart entered into a vendor financing arrangement with an infrastructure vendor (the "Vendor Financing Arrangement"), providing for the financing of one-way or two-way infrastructure equipment over a period of 60 months up to a maximum aggregate amount of $30 million. Borrowings under the Vendor Financing Arrangement are secured by the equipment purchased. The interest rate applicable to such financing is equal to the sum of 7.00% and the London interbank offered rate ("LIBOR") as published in the Wall Street Journal for three month maturities or the sum of 4.25% and the U.S. prime rate of interest as published in the Wall Street Journal. The weighted average interest rate in effect on June 30, 1997 with respect to the Vendor Financing Arrangement was 12.5%.

     As of June 30, 1997, the Company had $5.7 million outstanding under a vendor financing arrangement and its indebtedness under the 12 1/4% Notes was $115.1 million and its indebtedness under the 15% Notes was $142.7 million.

     The 12 1/4% Notes, which are unsecured senior obligations of PageMart, mature in 2003 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 12 1/4% Notes will cause an increase in indebtedness from June 30, 1997 to November 1, 1998 of $21.4 million. From and after November 1, 1998, interest on the 12 1/4% Notes will be payable semiannually, in cash.

     The 15% Notes, which are unsecured senior obligations of Wireless, mature in 2005 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 15% Notes will cause an increase in indebtedness from June 30, 1997 to February 1, 2000 of $64.6 million. From and after February 1, 2000, interest on the 15% Notes will be payable semiannually, in cash.

     In May 1995, the Company entered into a four year Revolving Credit Agreement (the "Revolving Credit Agreement") with BT Commercial Corporation, as Agent, and Bankers Trust Company, as Issuing Bank, which provides for a $50 million revolving line of credit. As of June 30, 1997 there were no loans outstanding under the Revolving Credit Agreement. The maximum amount available under the Revolving Credit Agreement at any time is limited to a borrowing base amount equal to the lesser of (i) 80% of eligible accounts receivable plus 50% eligible inventory owned by Wireless, and
(ii) an amount equal to the service contribution as defined in the Revolving Credit Agreement of Wireless and its subsidiaries for the immediately preceding three-month period times 4.0. As of June 30, 1997, the amount available under the Revolving Credit Agreement was $36.1 million. In the event Wireless exercised its option to increase its borrowing base by purchasing inventory and accounts receivable from PageMart, the maximum amount available under the Revolving Credit agreement would have been $41.0 million at June 30, 1997. Management anticipates borrowing under the Revolving Credit Agreement during the third quarter of 1997.

     The indenture under which the 15% Notes were issued (the "15% Indenture"), the indenture under which the 12 1/4% Notes were issued (the "12 1/4% Indenture"), the Revolving Credit Agreement and the Vendor Financing AgreemENT contain certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets, enter into leases and engage in mergers and consolidations, and the Revolving Credit Agreement requires the Company to maintain certain financial ratios and limits the ability of the Company to make capital expenditures. In addition, the 12 1/4% Indenture prohibits PageMart from paying any dividends or making other distributions on its capital stock, making loans to Wireless, merging or consolidating with Wireless or assuming or guaranteeing any obligations of Wireless unless PageMart is in compliance with certain interest coverage ratios and certain other requirements. PageMart may, however, sell its assets to Wireless in transactions that are arm's length in nature. Wireless is currently a holding company with no business or operations of its own. Because all of Wireless's operations are conducted through its subsidiaries, Wireless's cash flow and consequently its ability to service debt, is almost entirely dependent upon the earnings of its subsidiaries and the distribution of those earnings or upon loans or other payment of funds by those subsidiaries to Wireless. Wireless's subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to Wireless's obligations or to make any funds available therefor, whether by dividends, loans or other payments. Until the maturity of the 12 1/4% Notes, which mature on November 1, 2003, earlier repayment of such indebtedness or compliance with the requirements of such debt instruments, Wireless will be unable to use any amount of cash generated by the operations of PageMart and its subsidiaries. However, currently Wireless does not have significant cash requirements until March 1999 when the Revolving Credit Agreement matures.

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

     As of June 30, 1997, the Company had approximately $6.9 million in cash and cash equivalents. The Company's cash balances and borrowings under the Revolving Credit Agreement and the Vendor Financing Arrangement are expected to be sufficient to fund the Company's one-way operations and related capital requirements through 1997. The Company anticipates its one-way messaging operations will generate sufficient cash flows to fund one-way capital expenditures for 1998. The Company's two-way messaging operations are expected to require additional capital in 1998. The Company anticipates funding a portion of its two-way messaging operations with available borrowings under the Revolving Credit Agreement, Vendor Financing Arrangement and from any excess cash generated from the Company's one-way messaging operations.

     As the Company begins development and implementation of narrowband personal communications services, the Company expects to incur additional operating losses during the start-up phase for such services and it will continue to be necessary for the Company to make substantial investments. The Company anticipates requiring additional sources of capital to fund the construction of a two-way messaging network, including expenditures relating to the buildout requirements of the Federal Communications Commission ("FCC"). The Company anticipates investing $75 to $100 million through fiscal 1998 to test and construct a two-way transmission network. Thereafter, the Company anticipates that the two-way operations may require up to $100 million of additional investment to fund operations, marketing and to add capacity to the network as the Company's two-way customer base grows. The Company expects to lease rather than sell a portion of its two-way messaging units. The Company expects to require additional financing to complete the buildout, which may include additional vendor financing or entering into joint venture arrangements, however, there can be no assurance that sufficient financing will be available to the Company. The Company's ability to incur indebtedness is limited by the covenants contained in the 15% Indenture, the 12 1/4% Indenture and the Revolving Credit Agreement. As a result any additional financing may need to be equity financing. The Company does not anticipate any significant revenues from two-way services in 1997.

     Future revenues, costs, product mix and new product acceptance are all influenced by a number of factors which are inherently uncertain and difficult to predict. While management believes that it will be able to secure adequate financing and achieve profitable operations, no assurance can be given that financing for such investments will be available. No assurance can be given that the Company's strategy will be implemented as currently planned or that the Company's operations will generate positive cash flows.

     This Form 10-Q contains statements that constitute forward-looking statements. Readers are cautioned that such forward-looking statements involve risk and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1997 and beyond to differ materially from those expressed in any such forward-looking statements - economic conditions generally in the United States and consumer confidence; the ability of the Company to manage its debt levels; the impact of technological change in the telecommunications industry; the future cost of network infrastructure and subscriber equipment; the impact of competition and pricing of paging and wireless services; the timely development and acceptance of new products; changes in regulation by the FCC and various state regulatory agencies and the ability of the Company to obtain financing to construct, operate and market the transmission network for two-way services.

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


                                        PAGEMART WIRELESS, INC.


                                        /s/ JOHN D. BELETIC
                                        ------------------------------------
                                        John D. Beletic
August 13, 1997                         Chairman, President and
                                        Chief Executive Officer


                                        /s/ G. CLAY MYERS
                                        ------------------------------------
                                        G. Clay Myers
August 13, 1997                         Vice President, Finance,
                                        Chief Financial Officer and
                                        Treasurer (principal financial
                                        and chief accounting officer)
                                        ------------------------------------

                                 EXHIBIT INDEX


EXHIBIT NO.    DESCRIPTION
-----------    -----------
10.1*          Purchase Financing Agreement dated March 21, 1997 between
               PageMart, Inc. and Glenayre Electronics, Inc.

11.1* Statement regarding computation of per share loss for the three months ended June 30, 1997.

11.2* Statement regarding computation of per share loss for the three months ended June 30, 1996.

11.3* Statement regarding computation of per share loss for the six months ended June 30, 1997.

11.4* Statement regarding computation of per share loss for the six months ended June 30, 1996.

27.1*          Financial Data Schedule.


*    Filed herewith