Form 10-Q
period 1997-09-30
PAGEMART WIRELESS INC
filed 1997-11-14
CIK 947268

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

                                  (MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934


               FOR THE TRANSITION PERIOD FROM _______ TO ________

                           COMMISSION FILE NO. 0-28196

                             PAGEMART WIRELESS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                 75-2575229
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

         3333 LEE PARKWAY, SUITE 100
                  DALLAS, TEXAS                                75219
     (Address of principal executive offices)              (Zip code)


                                 (214) 765-4000
              (Registrant's telephone number, including area code)

             6688 N. CENTRAL EXPWY., SUITE 800; DALLAS, TEXAS 75206
            (Former name, former address and former fiscal year, if
                           changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


    YES_____X _____                                     NO____________


As of November 5, 1997, there were 39,997,236 shares of the registrant's class A common stock outstanding.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                        PAGE


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 1996
           and September 30,1997........................................3

         Condensed Consolidated Statements of Operations for the Three
           and Nine Months Ended September 30, 1996 and 1997............4

         Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 1996 and 1997.....................5

         Notes to Condensed Consolidated Financial Statements...........6

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations..............8


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.............................................18

Item 4.  Submission of Matters to a Vote of Security Holders...........18

Item 5.  Other Information.............................................18

Item 6.  Exhibits and Reports on Form 8- K.............................18

                      PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share amounts)

                                                                     December 31,  September 30,
                                                                        1996           1997
                                                                     ------------  -------------
                                                                                    (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                        $     22,603   $      7,580
    Accounts receivable, net                                               33,446         54,748
    Inventories                                                            11,702          6,103
    Prepaid expenses and other current assets                               2,821          5,865
                                                                     ------------   ------------
        Total current assets                                               70,572         74,296

Property and equipment, net                                                96,943        117,469

Narrowband licenses                                                       133,065        133,065

Deferred debt issuance costs, net                                           6,378          5,744

Other assets                                                                6,662          3,439
                                                                     ------------   ------------
        Total assets                                                 $    313,620   $    334,013
                                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                                 $     23,186   $     17,150
    Current maturities of long-term debt                                       --          1,589
    Deferred revenue                                                       27,047         46,793
    Other current liabilities                                              12,270         16,325
                                                                     ------------   ------------
        Total current liabilities                                          62,503         81,857

Long-term debt                                                            240,687        274,655

Commitments and contingencies

Stockholders' equity (deficit):
    Common stock, $.0001 par value per share, 75,000,000
      shares authorized,  39,804,932 and 39,986,891 shares issued
      at December 31, 1996 and September 30, 1997, respectively                 4              4
    Additional paid-in capital                                            225,661        226,414
    Accumulated deficit                                                  (214,688)      (248,449)
    Stock subscriptions receivable                                           (547)          (468)
                                                                     ------------   ------------
        Total stockholders' equity (deficit)                               10,430        (22,499)
                                                                     ------------   ------------
        Total liabilities and stockholders' equity (deficit)         $    313,620   $    334,013
                                                                     ============   ============

    The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                          Three Months Ended September 30,     Nine Months Ended September 30,
                                          --------------------------------     -------------------------------
                                                 1996          1997                 1996             1997
                                               --------      --------             ---------        ---------
Revenues:
    Recurring revenue                          $ 39,697      $ 53,593             $ 110,404        $ 150,074
    Equipment sales and activation fees          16,253        19,213                43,208           50,357
                                               --------      --------             ---------        ---------
        Total revenues                           55,950        72,806               153,612          200,431

Cost of equipment sold                           19,216        24,055                50,939           62,437

Operating expenses:
    Technical                                     9,756        11,963                26,679           34,116
    Selling                                      10,691        12,251                30,602           37,256
    General and administrative                   13,707        16,957                39,669           48,547
    Depreciation and amortization                 5,714         7,672                14,904           21,806
                                               --------      --------             ---------        ---------
        Total operating expenses                 39,868        48,843               111,854          141,725
                                               --------      --------             ---------        ---------
        Operating loss                           (3,134)          (92)               (9,181)          (3,731)

Other (income) expense:
    Interest expense                              8,720         9,812                26,036           28,147
    Interest income                                (482)          (87)                 (847)            (387)
    Other                                           614           784                 1,363            2,270
                                               --------      --------             ---------        ---------
        Total other (income) expense              8,852        10,509                26,552           30,030
                                               --------      --------             ---------        ---------
Net loss                                       $(11,986)     $(10,601)            $ (35,733)       $ (33,761)
                                               ========      ========             =========        =========


Net loss per share
    (primary and fully diluted)                $  (0.30)     $  (0.27)            $   (0.97)       $   (0.85)
Weighted average number
  of shares outstanding
    (primary and fully diluted)                  39,731        39,955                36,695           39,894






        The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements

                       PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in thousands)
                                     (Unaudited)

                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
                                                                                1996        1997
                                                                             --------      --------
Cash flows from operating activities:
    Net loss                                                                 $(35,733)     $(33,761)
    Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
       Depreciation and amortization                                           14,904        21,806
       Provision for bad debt                                                   4,610         8,095
       Accretion of discount on senior discount notes                          22,760        26,123
       Amortization of deferred debt issuance costs                             1,511           634
       Changes in certain assets and liabilities:
         Increase in accounts receivable                                      (15,412)      (29,397)
         (Increase) decrease in inventories                                    (6,973)        5,739
         (Increase) decrease in prepaid expense and other
            current assets                                                        126        (3,044)
         (Increase) decrease in other assets, net                              (1,421)        2,276
         Decrease in accounts payable                                            (292)       (6,036)
         Increase in deferred revenue                                           4,913        19,746
         Increase in other current liabilities                                    465         4,055
                                                                             --------      --------
           Net cash provided by (used in) operating activities                (10,542)       16,236
                                                                             --------      --------
Cash flows from investing activities:
    Purchases of property and equipment, net                                  (42,546)      (40,541)
    Release of restricted cash                                                    500          --
    Other                                                                        (121)         (984)
                                                                             --------      --------
            Net cash used in investing activities                             (42,167)      (41,525)
                                                                             --------      --------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                     70,500          --
    Proceeds from issuance of common stock under
       the stock option/stock issuance plan                                       135           575
    Proceeds from conversion of common stock warrants                            --             157
    Payment of stock subscription receivable                                       10           100
    Borrowings under Revolving Credit Agreement                                31,100          --
    Payments on Revolving Credit Agreement                                    (31,100)         --
    Borrowings from vendor financing arrangement                                 --           9,933
    Payments on vendor financing arrangement                                  (15,027)         (499)
    Deferred debt issuance costs incurred for Revolving Credit Agreement          (17)         --
                                                                             --------      --------
            Net cash provided by financing activities                          55,601        10,266
                                                                             --------      --------

Net increase (decrease) in cash  & cash equivalents                             2,892       (15,023)

Cash and cash equivalents, beginning of period                                 26,973        22,603

                                                                             --------      --------
Cash and cash equivalents, end of period                                     $ 29,865      $  7,580
                                                                             ========      ========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                              $  1,154      $    699
       Income Taxes                                                          $   --        $   --

Supplemental schedule of noncash operating and investing activities:
Common stock issued in exchange for stock subscriptions receivable                         $     21








        The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

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

2.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

4.  SUBSEQUENT EVENT

         The Company is proposing to (a) raise approximately $225 million through an offering (the "Offering") of Senior Subordinated Discount Notes Due 2007 (the "New Subordinated Notes"), (b) refinance certain of its outstanding indebtedness (the "Refinancing"), and (c) modify its corporate structure.

         The Refinancing will consist of the following: (i) the offer to purchase all of the 12 1/4% Senior Discount Notes Due 2003 (the "12 1/4% Notes") of PageMart tendered to PageMart in its tender offer (the "Tender Offer") for all outstanding 12 1/4% Notes and the elimination of most of the covenants and agreements in the indenture relating to the 12 1/4% Notes; and (ii) the amendment of certain of the covenants and agreements in the indenture relating to Wireless' 15% Senior Discount Notes due 2005 (the "15% Notes") pursuant to consents being solicited from holders of such notes.

         The Company will modify its corporate structure by merging (the "Merger") PageMart into Wireless, pursuant to which Wireless will be the surviving corporation.

         The Company intends to use the net proceeds of the Offering of the New Subordinated Notes to finance the Tender Offer, to fund the initial construction and deployment of the Company's Narrowband Personal Communications Services ("NPCS") network and for other general corporate purposes.

         Consummation of the Offering, the Refinancing and the Merger will occur simultaneously and is conditional upon, among other things, market conditions, receipt of consents from at least a majority in principal amount at maturity of the 15% Notes and receipt of tenders of at least a majority in principal amount at maturity of the 12 1/4% Notes.

         The New Subordinated Notes will be sold in the United States in a private placement and outside the United States pursuant to Regulation S. Accordingly, the New Subordinated Notes will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of such act. This Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state in which such offer or solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any state.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the results of operations and financial condition of the Company for the three and nine months ended September 30, 1997 and 1996. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes thereto included elsewhere in this report. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

         Since commencing operations in 1990, the Company has invested heavily in its one-way wireless communications network and administrative infrastructure in order to establish nationwide coverage, sales offices in major metropolitan areas, centralized customer service call centers and administrative support functions. The Company incurs substantial fixed operating costs related to its one-way wireless communications infrastructure, which is designed to serve a much larger subscriber base than the Company currently serves in order to accommodate growth. In addition, the Company incurs substantial costs associated with new subscriber additions. As a result, the Company has generated significant net operating losses for each year of its operations. See "Management's Presentation of Results of Operations."

         The Company's strategy is to expand its subscriber base to increase profitability and cash flow through greater utilization of its nationwide wireless communications network. From September 30, 1996 to September 30, 1997, the number of domestic units in service increased from 1,684,937 to 2,343,299. None of the Company's growth is attributable to acquisitions. Given its growth strategy and the substantial associated selling and marketing expenses, the Company expects to continue to generate operating losses in 1997 from its one-way wireless communications business. In addition, the Company began testing and development of advanced messaging services in 1996 and plans to continue the development and implementation in 1997 and 1998, and plans to incur additional operating losses and make additional capital expenditures in such periods. The Company expects to incur additional operating losses during the start-up phase for such services. The Company does not anticipate any significant revenues from advanced messaging services during 1997 and 1998. The Company's ability to generate operating income is primarily dependent on its ability to attain a sufficiently large installed subscriber base that generates recurring revenues which offsets the fixed operating costs of its wireless networks, administration and selling and marketing expenses. The Company intends to achieve this growth by promoting its customized paging and other wireless messaging services through its national sales offices, retail distribution channels, private brand strategic alliances with GTE Corporation, Southwestern Bell Mobile Systems, AT&T Wireless Services, Ameritech Mobile Services, Inc., EXCEL Communications, Inc., ALLTEL Communications, Inc., Bluegrass Cellular and First Cellular of Southern Illinois as well as international expansion.

         The Company has historically sold, rather than leased, substantially all of the messaging equipment used by its subscribers. As a result, the Company has much less capital invested in messaging equipment than other paging carriers since it recouped a substantial portion of messaging equipment costs upon sale to retailers and subscribers. This resulted in significantly lower capital expenditures and depreciation expense than if the Company leased such equipment to its subscribers. In addition, the Company's financial results are much different from those of other paging carriers that lease messaging equipment to subscribers because the Company recognizes the cost of messaging equipment sold in connection with adding new subscribers at the time of sale rather than capitalizing and depreciating the cost of messaging equipment over periods ranging from three to five years as occurs with paging carriers that lease messaging equipment to subscribers. In addition, the Company's retail distribution strategy results in the recognition of expenses associated with messaging equipment sales and other sales and marketing expenses in advance of new subscribers being added to the base and generating revenues (as retailers carry inventory).

         The Company sells its messaging equipment through multiple distribution channels, including direct sales, third-party resellers, private brand strategic alliances and local and national retail stores. At September 30, 1997, the Company's national retail, private brand strategic alliances and national sales offices strategic business units represented approximately 25%, 30% and 45% of the Company's total subscriber base, respectively. Selling and marketing expenses are primarily attributable to compensation paid to the Company's sales force, advertising and marketing costs and to losses resulting from the fact that, for competitive and marketing reasons, the Company generally sells each new unit for less than its acquisition cost. The Company's accounting practices result in selling and marketing expenses, including loss on sale of equipment, being recorded at the time a unit is sold. The Company expects equipment prices per unit generally to remain constant or decline only slightly as sales volumes increase. Management anticipates that loss on equipment sold will generally remain constant on a per unit basis for the foreseeable future. Units sold by the Company during a given month may exceed units activated and in service due to inventory stocking by and distribution strategies of national retailers. As a result, selling and marketing expenses per net subscriber addition may fluctuate from period to period.

         The Company derives its recurring revenue primarily from fixed periodic fees for services that are not generally dependent on usage. Consequently, the Company's ability to recoup its initial selling and marketing costs, to meet operating expenses and to achieve profitability is dependent on the average length of each customer's subscription period. As long as a subscriber continues to utilize the Company's service, operating results benefit from the recurring payments of the fixed fees without the incurrence of additional selling expenses by the Company. Conversely, operating results are adversely affected by customer disconnections. Each month a percentage of the Company's existing customers have their service terminated for a variety of reasons, including failure to pay, dissatisfaction with service and switching to a competing service provider. The Company's average monthly disconnection rates for the years ended December 31, 1994, 1995 and 1996 and the nine months ended September 30, 1997 were 3.4%, 2.5%, 2.4% and 2.4%, respectively.

         Approximately 90% of the Company's average monthly revenue per unit ("ARPU") is attributable to fixed fees for airtime, coverage options and features. A portion of the remainder is dependent on usage. Management anticipates that the Company's ARPU will decline in the foreseeable future due to a continued higher mix of subscribers added through private brand strategic alliance programs, which yield lower ARPU. ARPU is lower for subscribers added through private brand strategic alliance programs because these subscribers are generally high volume customers that are charged wholesale airtime rates. However, because private brand strategic alliance partners are responsible for selling and marketing costs, billing, collection and other administrative costs associated with end-users, the Company incurs substantially lower marketing and administrative costs with respect to such subscribers.

RESULTS OF OPERATIONS

         The Company's principal operations to date are its domestic one-way wireless messaging division. The following discussion of results of operations analyzes the results of the Company's domestic one-way wireless messaging operations, unless otherwise indicated.

         Certain of the following financial information is presented on a per subscriber unit basis. Management of the Company believes that such a presentation is useful in understanding the Company's results because it is a meaningful comparison period to period given the Company's growth rate and the significant differences in the number of subscribers of other paging companies.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

Units in Service

         Units in service from domestic operations were 1,684,937 and 2,343,299 as of September 30, 1996 and 1997, respectively, representing an annual growth rate of 39%. In addition, for the three and nine months ended September 30, 1997, PageMart Canada Limited ("PageMart Canada") added 6,195 and 17,916 subscribers, respectively. As a result of its ownership interest in PageMart Canada, the Company's proportional share of net subscriber additions from PageMart Canada was 3,717 and 10,750 units for the three and nine months ended September 30, 1997, respectively. The Company has experienced strong growth in units in service due primarily to the success of its sales and marketing strategies in the national retail, private brand strategic alliance and direct sales programs.

Revenues

         Revenues for the three and nine months ended September 30, 1997 were $72.7 million and $200.3 million, respectively, compared to $56.0 million and $153.6 million for the three and nine months ended September 30, 1996. Recurring revenues for airtime, voice mail, and other services for the three and nine months ended September 30, 1997 were $53.6 million and $150.1 million, respectively, compared to $39.7 million and $110.4 million for the comparable periods ended September 30, 1996. Revenues from equipment sales and activation fees for the three and nine months ended September 30, 1997 were $19.1 million and $50.2 million, respectively, compared to $16.3 million and $43.2 million for the comparable periods ended September 30, 1996. The increases in recurring revenues and revenues from equipment sales and activation fees were primarily due to the rapid growth in the number of units in service. The increase in equipment sales during the third quarter of 1997 was partially offset by a decline in the average price per unit sold.

         The Company's ARPU was $8.25 and $7.90 in the third quarter of 1996 and 1997, respectively. Over the past year, the Company's ARPU has decreased primarily as a result of an increase in subscribers added through the private brand strategic alliance channel. This decrease in ARPU has been offset partially by a higher mix of multi-city, regional and nationwide services as well as increased sales of other value-added services such as voice mail and toll-free numbers.

Cost of Equipment Sold

         The cost of equipment sold for the three and nine months ended September 30, 1997 was $24.0 million and $62.3 million, respectively, compared to $19.2 million and $50.9 million for the comparable periods ended September 30, 1996. The change in 1997 was primarily due to an increase in the number of units sold. The Company expects pager costs generally to remain constant, with modest reductions in cost to the Company as a result of volume purchase discounts.

Operating Expenses

         Technical expenses were $12.0 million and $34.1 million for the three and nine months ended September 30, 1997, respectively, compared to $9.7 million and $26.5 million for the comparable 1996 periods. The increase was primarily due to increased telecommunications and site expenses associated with servicing the Company's expanded network and larger subscriber base. On an average monthly cost per unit in service basis, technical expenses were $2.02 and $1.76 in the third quarter of 1996 and 1997, respectively, compared to $2.01 and $1.81 for the nine months ended September 30, 1996 and 1997, respectively. The per unit decrease was the result of increased operating efficiencies and economies of scale achieved through the growth of the Company's subscriber base. During the nine months ended September 30, 1997, the Company incurred $3,000 in technical expenses associated with the development of its advanced messaging services.

         Selling expenses for the three and nine months ended September 30, 1997 were $12.1 million and $36.9 million, respectively, compared to $10.6 million and $30.3 million for the three and nine months ended September 30, 1996, respectively. This increase resulted from greater marketing and advertising costs related to the growth in units sold as well as costs associated with stocking additional retail outlets. The Company added 7,146 retail outlets from September 30, 1996 to September 30, 1997. During the nine months ended September 30, 1996 and

1997, the Company added 444,913 and 491,854 net new domestic units in service, respectively. Management views the net loss on equipment sold to be a component of selling and marketing expenses incurred to add new subscribers. See "Management's Presentation of Results of Operations." Selling and marketing expenses per net domestic subscriber addition (including loss on equipment sales) was $85 for both the three and nine months ended September 30, 1996, compared to $105 and $100 for the three and nine months ended September 30, 1997, respectively. This increase was due to losses recognized on the sale of pagers due to stocking new retail outlets. The Company added 1,759 additional retail outlets in the three months ended September 30, 1997, including additions from Eckerd Drug and Southland (7- Eleven) stores. The losses on equipment sold are recognized when pagers are shipped to the retailers, usually before the units are placed into service, thus, increasing selling expenses (including loss on sale of equipment) per net subscriber addition. During the three and nine months ended September 30, 1997, the Company incurred $112,000 and $356,000, respectively, in selling expenses associated with its international operations (including loss on sale of equipment).

         General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for the three and nine months ended September 30, 1997 were $17.0 million and $48.5 million, respectively, compared to $13.7 million and $39.5 million for the comparable 1996 periods. This increase was attributable to the Company's expansion of its customer service call centers and other administrative capabilities to support the growing subscriber base which required additional office space, administrative personnel and customer service representatives. On an average cost per month per unit in service basis, general and administrative expenses were $2.84 and $2.50 in the third quarter of 1996 and 1997, respectively, and $3.00 and $2.57 for the nine months ended September 30, 1996 and 1997, respectively. The per unit decrease was a result of increased operating efficiencies and economies of scale achieved through the growth of the Company's subscriber base. During the nine months ended September 30, 1997, the Company incurred $13,000 in general and administrative expenses associated with the development of its advanced wireless messaging services.

         Depreciation and amortization for the three and nine months ended September 30, 1997 were $7.6 million and $21.7 million, respectively, compared to $5.7 million and $14.9 million for the comparable periods ended September 30, 1996. The increase resulted from the expansion of the Company's network infrastructure including transmitter and terminal equipment, as well as the purchase and development of a new centralized administrative system in 1996 and the first nine months of 1997. As an average cost per month per unit in service, depreciation and amortization was $1.19 and $1.12 in the third quarter of 1996 and 1997, respectively, and was $1.13 and $1.15 for the nine months ended September 30, 1996 and 1997, respectively. During the three and nine months ended September 30, 1997, the Company incurred $46,000 and $132,000, respectively, in depreciation expenses associated with the development of its advanced wireless messaging services.

Interest Expense

         Consolidated interest expense for the three and nine months ended September 30, 1997 was $9.8 million and $28.1 million, respectively, compared to $8.7 million and $26.0 million for the comparable periods ended September 30, 1996. The increase in 1997 was primarily the result of increased interest expense related to the 12 1/4% Senior Discount Notes due 2003 issued by PageMart in October 1993 (the "12 1/4% Notes") and the 15% Senior Discount Notes due 2005 issued by the Company in January 1995 (the "15% Notes"). Interest expense related to the 12 1/4% Notes was $3.4 million and $3.8 million for the three months ended September 30, 1996 and 1997, respectively, and was $9.8 million and $11.1 million for the nine months ended September 30, 1996 and 1997, respectively. Interest expense related to the 15% Notes was $4.7 million and $5.4 million for the three months ended September 30, 1996 and 1997, respectively, and was $13.6 million and $15.6 million for the nine months ended September 30, 1996 and 1997, respectively.

Net Loss

         The Company sustained consolidated net losses for the three and nine months ended September 30, 1997 of $10.6 million and $33.8 million, respectively, compared to $12.0 million and $35.7 million for the three and nine months ended September 30, 1996, respectively, principally due to the cost of funding the growth rate of the Company's subscriber base which resulted in an increase in units sold, selling and marketing expenses, operating expenses and interest expense.

MANAGEMENT'S PRESENTATION OF RESULTS OF OPERATIONS

Comparison with GAAP Presentation

         The Company's unaudited condensed consolidated financial statements for the three and nine months ended September 30, 1996 and 1997 included elsewhere in this report, have been prepared in accordance with generally accepted accounting principles ("GAAP"). For internal management purposes the Company prepares statements of operations that are derived from the Company's GAAP financial statements but are reordered in a format that management uses for its internal review of the Company's performance and that management believes are useful in understanding the Company's results.

         Management believes that operating profit before selling expenses is a meaningful indicator of the profitability of the Company's installed base of units in service because it measures the recurring revenues received for services less the costs (including depreciation and amortization) associated with servicing that installed base. Operating profit before selling expenses per domestic subscriber per month for the Company's one-way operations has grown from $2.11 during the fourth quarter of 1995 to $2.51 during the third quarter of 1997 due primarily to the Company's increase in subscribers and resulting benefits in economies of scale.

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



                                                                THREE MONTHS ENDED
----------------------------------------------------------------------------------------------------------------------------
                            DEC. 31,    MARCH 31,   JUNE 30,    SEPT. 30,   DEC. 31,      MARCH 31,    JUNE 30,    SEPT. 30,
                             1995        1996         1996        1996        1996          1997         1997         1997
                            --------    --------    --------    --------    --------      --------     --------    ---------
                                                                     (UNAUDITED)
OPERATING DATA:
Recurring revenues          $30,658     $33,743     $36,964     $39,697     $42,637       $46,475      $50,004      $53,593

Technical expenses            7,015       7,943       8,783       9,725      10,273        10,765       11,385       11,963

General and
  administrative expenses    12,243      12,792      13,043      13,668      14,162        15,763       15,814       16,957
Depreciation and
  amortization                3,910       4,248       4,942       5,714       6,288         6,808        7,240        7,626
                              -----       -----       -----       -----       -----         -----        -----        -----
Operating profit before
  selling expenses            7,490       8,760      10,196      10,590      11,914        13,139       15,565       17,047

Selling expenses (1)         11,181      11,601      12,836      13,588      14,900        15,443       16,556       16,981
                             ------      ------      ------      ------      ------        ------       ------       ------
Operating income (loss)     ($3,691)    ($2,841)    ($2,640)    ($2,998)    ($2,986)      ($2,304)       ($991)         $66
                            =======     =======     =======     =======     =======       =======      =======      =======


EBITDA                         $219      $1,407      $2,302      $2,716      $3,302        $4,504       $6,249       $7,692
                            =======     =======     =======     =======     =======       =======      =======      =======

OTHER DATA:
Units in service (2)      1,240,024   1,374,146   1,524,297   1,684,937   1,851,445     2,001,525    2,181,775    2,343,299

Net subscriber additions    108,560     134,122     150,151     160,640     166,508       150,080      180,250      161,524

ARPU (3)                      $8.62       $8.61       $8.50       $8.25       $8.04         $8.04        $7.97        $7.90

National retail outlets       3,411       3,690       4,286       5,025       5,530         7,388       10,412       12,171

Operating profit before
   selling expenses per
   domestic subscriber per
   month (4)                  $2.11       $2.23       $2.35       $2.20       $2.25         $2.27        $2.48        $2.51
Selling expenses per net
   domestic subscriber
   addition (1)(5)             $103         $86         $85         $85         $89          $103          $92         $105
Capital employed per
   unit in service (6)          $40         $41         $49         $49         $43           $41          $40          $36

-------------------------
(1)  Includes loss on sale of equipment.

(2)  Stated as of the end of each period.

(3)  Calculated by dividing domestic recurring revenues for the quarter by the average number of domestic units in service during that quarter.  Stated as the monthly average for the quarter.

(4)  Calculated by dividing operating profit before selling expenses (selling expenses include loss on sale of equipment) for the quarter by the average number of domestic units in service during that quarter.  Stated as the monthly average for the quarter.

(5)  Calculated by dividing selling expenses, including loss on sale of equipment, for the quarter by the net domestic subscriber additions for the quarter.

(6)  Calculated by dividing consolidated total assets (excluding cash, narrowband personal communications services assets and international investments) minus current liabilities (excluding current maturities of long-term debt) at the end of the period, by domestic units in service at the end of the period.


Supplementary Information

         The following table sets forth supplementary financial information related to the Company's various operations (in thousands):


                                                                 THREE MONTHS ENDED SEPTEMBER 30, 1997

                                                      ONE-WAY              ADVANCED              PAGEMART
                                                     MESSAGING             MESSAGING             INT'L (1)       TOTAL
                                                     ------------------------------------------------------------------
                                                                                (Unaudited)

Revenues                                               $72,735                $ -                  $71          $72,806
Technical expense                                       11,963                  -                    -           11,963
Selling expense                                         12,115                  -                  136           12,251
General and administrative expense                      16,957                  -                    -           16,957
Depreciation and amortization expense                    7,626                 46                    -            7,672
Operating income (loss)                                     66                (46)                (112)             (92)
EBITDA                                                   7,692                  -                 (112)           7,580

Total assets                                           165,708            168,763                 (458)         334,013
Capital expenditures                                     9,618              7,563                    -           17,181

                                                                     NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                       ONE-WAY           ADVANCED               PAGEMART
                                                      MESSAGING          MESSAGING               INT'L (1)       TOTAL
                                                     ------------------------------------------------------------------
                                                                             (Unaudited)

Revenues                                              $200,264                $ -                 $167         $200,431
Technical expense                                       34,113                  3                    -           34,116
Selling expense                                         36,876                  -                  380           37,256
General and administrative expense                      48,534                 13                    -           48,547
Depreciation and amortization expense                   21,674                132                    -           21,806
Operating income (loss)                                 (3,229)              (148)                (354)          (3,731)
EBITDA                                                  18,445                (16)                (354)          18,075

Total assets                                           165,708            168,763                 (458)         334,013
Capital expenditures                                    23,119             17,422                    -           40,541



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

         Capital expenditures for the nine months ended September 30, 1997 were $40.5 million compared to $42.5 million for the nine months ended September 30, 1996. Capital expenditures for the nine months ended September 30, 1997 include approximately $17.4 million related to the development of advanced messaging services, $16.1 million for the Company's one-way messaging network and $7.0 million for the development of the Company's new administrative system. During December 1995, the Company committed to purchase $40 million in network infrastructure equipment from Motorola, Inc. from December 1, 1995 to October 31, 1999. Through September 30, 1997, the Company has purchased $21.8 million of network infrastructure under this purchase commitment.

         The Company's net cash provided by operating activities for the nine months ended September 30, 1997 was $16.2 million compared with the net cash used of $10.5 million for the nine months ended September 30, 1996. Net cash used in investing activities was $41.5 million for the nine months ended September 30, 1997 compared with $42.2 million for the comparable 1996 period. Of the $41.5 million used in investing activities in the first nine months of 1997, $40.5 million was for capital expenditures. Net cash provided by financing activities, including borrowings and equity issuances was $10.3 million for the nine months ended September 30, 1997 compared with the $55.6 million for the nine months ended September 30, 1996. Cash provided in 1996 resulted primarily from $70.5 million in net proceeds received in connection with the initial public offering of the Company's Class A Common Stock. Cash provided in 1997 resulted from net borrowings of $9.4 million on a vendor financing arrangement. Long-term obligations, less current maturities, increased by approximately $34.0 million during the nine months ended September 30, 1997. The increase resulted from the accretion of the 15% Notes of $15.2 million, the accretion of the 12 1/4% Notes of 10.9 million and $7.8 million of borrowings on a vendor financing arrangement.

         In March 1997, PageMart entered into a vendor financing arrangement with an infrastructure vendor (the "Vendor Financing Arrangement"), providing for the financing of one-way or advanced messaging services infrastructure equipment over a period of 60 months up to a maximum aggregate amount of $30 million. Borrowings under the Vendor Financing Arrangement are secured by the equipment purchased. The interest rate applicable to such financing is equal to the sum of 7.00% and the London interbank offered rate ("LIBOR") as published in The Wall Street Journal for three month maturities or the sum of 4.25% and the U.S. prime rate of interest as published in The Wall Street Journal. The weighted average interest rate in effect on September 30, 1997 with respect to the Vendor Financing Arrangement was 12.6%.

         As of September 30, 1997, the Company had $9.4 million outstanding under the Vendor Financing Arrangement and its indebtedness under the 12 1/4% Notes was $118.8 million and its indebtedness under the 15% Notes was $148.0 million. The Company is proposing to raise approximately $225 million through an offering of senior subordinated discount notes and to refinance certain of its outstanding indebtedness. Pursuant to this proposed refinancing, the Company's capital structure will change as described in Footnote 4, Subsequent Event, of the Notes to Condensed Consolidated Financial Statements.

         The 12 1/4% Notes, which are unsecured senior obligations of PageMart, mature in 2003 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 12 1/4% Notes will cause an increase in indebtedness from September 30, 1997 to November 1, 1998 of $17.7 million. From and after November 1, 1998, interest on the 12 1/4% Notes will be payable semiannually, in cash. In connection with the proposed refinancing, the Company will offer to purchase all of the 12 1/4% Notes.

         The 15% Notes, which are unsecured senior obligations of Wireless, mature in 2005 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 15% Notes will cause an increase in indebtedness from September 30, 1997 to February 1, 2000 of $59.3 million. From and after February 1, 2000, interest on the 15% Notes will be payable semiannually, in cash.

         In May 1995, the Company entered into a four year Revolving Credit Agreement with BT Commercial Corporation, as Agent, and Bankers Trust Company, as Issuing Bank, which provides for a $50 million revolving line of credit (the "Revolving Credit Agreement"). As of September 30, 1997 there were no loans outstanding under the Revolving Credit Agreement. The maximum amount available under the Revolving Credit Agreement at any time is limited to a borrowing base amount equal to the lesser of (i) 80% of eligible accounts receivable plus 50% eligible inventory owned by Wireless, and (ii) an amount equal to the service contribution as defined in the Revolving Credit Agreement of Wireless and its subsidiaries for the immediately preceding three-month period times 4.0. As of September 30, 1997, the amount available under the Revolving Credit Agreement was $24.1 million. In the event Wireless exercised its option to increase its borrowing base by purchasing inventory and accounts receivable from PageMart, the maximum amount available under the Revolving Credit agreement would have been $44.9 million at September 30, 1997. Management anticipates borrowing under the Revolving Credit Agreement during the fourth quarter of 1997.

         The indenture under which the 15% Notes were issued (the "15% Indenture"), the indenture under which the 12 1/4% Notes were issued (the "12 1/4% Indenture"), the Revolving Credit Agreement and the Vendor Financing Arrangement contain certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets, enter into leases and engage in mergers and consolidations, and the Revolving Credit Agreement requires the Company to maintain certain financial ratios and limits the ability of the Company to make capital expenditures. In addition, the 12 1/4% Indenture prohibits PageMart from paying any dividends or making other distributions on its capital stock, making loans to Wireless, merging or consolidating with Wireless or assuming or guaranteeing any obligations of Wireless unless PageMart is in compliance with certain interest coverage ratios and certain other requirements. PageMart may, however, sell its assets to Wireless in transactions that are arm's length in nature. Wireless is currently a holding company with no business or operations of its own. Because all of Wireless's operations are conducted through its subsidiaries, Wireless's cash flow and consequently its ability to service debt, is almost entirely dependent upon the earnings of its subsidiaries and the distribution of those earnings or upon loans or other payment of funds by those subsidiaries to Wireless. Wireless's subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to Wireless's obligations or to make any funds available therefor, whether by dividends, loans or other payments. Until the maturity of the 12 1/4% Notes, which mature on November 1, 2003, earlier repayment of such indebtedness or compliance with the requirements of such debt instruments, Wireless will be unable to use any amount of cash generated by the operations of PageMart and its subsidiaries. However, currently Wireless does not have significant cash requirements until March 1999 when the Revolving Credit Agreement matures. The Company is proposing to raise approximately $225 million through an offering of senior subordinated discount notes and to refinance certain of its outstanding indebtedness. Pursuant to this proposed refinancing, the Company's capital structure will change as described in Footnote 4, Subsequent Event, of the Notes to Condensed Consolidated Financial Statements.

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

         As of September 30, 1997, the Company had approximately $7.6 million in cash and cash equivalents. The Company's cash balances and borrowings under the Revolving Credit Agreement and the Vendor Financing Arrangement are expected to be sufficient to fund the Company's one-way operations and related capital requirements through 1998. The Company anticipates its one-way messaging operations will generate sufficient cash flows to fund one-way capital expenditures for 1998.

         As the Company begins development and implementation of advanced messaging services, the Company expects to incur significant additional operating losses during the start-up phase for such services and it will be necessary for the Company to make substantial investments. The Company anticipates requiring additional sources of capital to fund the construction of an advanced messaging network, including expenditures relating to the buildout requirements of the FCC. The Company anticipates investing $100 million to construct and deploy an NPCS network sufficient to market advanced messaging services nationwide by the end of 1998. Thereafter, the Company anticipates that the advanced messaging operations may require up to $100 million of additional investment to fund operations, marketing and to add capacity to the network as the Company's advanced messaging customer base grows. In addition, the Company may require up to $50 million of secured vendor financing to fund the purchase of subscriber units. Although the Company does not currently have a source to fund the purchase of the subscriber units, the Company believes that it will not require such financing for at least one year. The Company's ability to incur indebtedness is limited by the covenants contained in the 15% Indenture, the 12 1/4% Indenture, the Vendor Financing Arrangement, the issuance of the proposed financing and the Revolving Credit Agreement. As a result, any additional financing may need to be in the form of equity capital. The Company does not anticipate any significant revenues from advanced messaging services during 1997 and 1998. The Company anticipates funding a portion of its advanced messaging operations with available borrowings under the Vendor Financing Arrangement and the Revolving Credit Agreement and from any excess cash generated from the Company's one-way messaging operations. However, there can be no assurance that sufficient financing will be available to the Company, and if available on attractive terms.

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

         This Form 10-Q contains statements that constitute forward-looking statements. Readers are cautioned that such forward-looking statements involve risk and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1997 and beyond to differ materially from those expressed in any such forward-looking statements - economic conditions generally in the United States and consumer confidence; the ability of the Company to manage its high debt levels; the impact of technological change in the telecommunications industry; the future cost of network infrastructure and subscriber equipment; the impact of competition and pricing of paging and wireless services; the timely development and acceptance of new products; changes in regulation by the FCC and various state regulatory agencies and the ability of the Company to obtain financing to construct, operate and market the transmission network for advanced messaging services.

                           Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Incorporated by reference to the Company's Form 8-K filed on November 3, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 At the Company's Annual Meeting of Stockholders held on May 20, 1997, the following proposals were adopted by the vote specified below:

                                                                WITHHELD/                        BROKER
           PROPOSAL                           FOR                AGAINST          ABSTAIN       NONVOTES
--------------------------------------------------------------------------------------------------------
1)  Election of directors:
    a)  Leigh Abramson                    26,027,915             1,650              -               -
    b)  John D. Beletic                   26,027,915             1,650              -               -
    c)  Guy de Chazal                     26,027,915             1,650              -               -
    d)  Alejandro Perez Elizondo          26,027,865             1,700              -               -
    e)  Roger Linquist                    26,027,915             1,650              -               -
    f)  Arthur Patterson                  26,027,915             1,650              -               -
    g)  Pamela D.A. Reeve                 26,027,915             1,650              -               -
    h)  Frank V. Sica                     26,027,915             1,650              -               -

2)  Approval of an amendment to
    the Company's Stock Option
    Plan to increase the maximum
    number of authorized shares
    of the Company's common
    stock which may be issued
    under the Stock Option Plan
    by 2,950,000 for a total of
    7,500,000 shares.                     25,937,338             3,982            450             87,795

3)  Ratification of Arthur Andersen
    LLP as independent public
    accountants                           26,029,115                -             450               -

ITEM 5. OTHER INFORMATION

         On September 30, 1997, Roger Linquist resigned from the Company's board of directors based on the prospect that his endeavors at General Wireless, Inc. will occupy much more of his time. Mr. Linquist served on the board for approximately eight years and was a founder of the Company.

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









                                            PAGEMART WIRELESS, INC.


                                            By: /s/John D. Beletic
                                                ------------------
                                            John D. Beletic
November 12, 1997                           Chairman and
                                            Chief Executive Officer






                                            By: /s/ G. Clay Myers
                                                -----------------
                                            G. Clay Myers
November 12, 1997                           Vice President, Finance,
                                            Chief Financial Officer and
                                            Treasurer (principal financial
                                            and chief accounting officer)

                                  EXHIBIT INDEX



Exhibit No.                Description
-----------                -----------

10.1 *                    Severance and Reimbursement Agreement dated September 12, 1997 between the Company and N. Ross
                          Buckenham.

11.1 *                    Statement regarding computation of per share loss for the three months ended September 30,
                          1997.


11.2 *                    Statement regarding computation of per share loss for the three months ended September 30,
                          1996.


11.3 *                    Statement regarding computation of per share loss for the nine months ended September 30, 1997.


11.4 *                    Statement regarding computation of per share loss for the nine months ended September 30, 1996.

20.1 **                   Form 8-K of the Company dated November 3, 1997

27.1 *                    Financial Data Schedule.




*        Filed herewith
**       Previously filed