Form 10-K405
period 1997-12-31
PAGEMART WIRELESS INC
filed 1998-02-20
CIK 947268

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K

   (MARK ONE)

        X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      ----       THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

      (Registrant's telephone number, including area code): (214) 765-4000
                         ------------------------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              TITLE OF EACH CLASS
                                ---------------

               Class A Common Stock, par value $0.0001 per share
                         ------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.  Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on January 31, 1998 as reported on the Nasdaq National Market System, was approximately $76,430,161. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

     As of January 31, 1998, 34,150,907 shares of the Registrant's Class A Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on April 8, 1998 are incorporated by reference into Part III (items 11, 12 and 13) hereof.
================================================================================

                                     PART I

ITEM 1. BUSINESS

     Unless the context otherwise requires, references to "the Company" are to PageMart Wireless, Inc. and its subsidiaries on a consolidated basis. References to "PageMart Wireless" are to PageMart Wireless, Inc. on a non-consolidated basis. References to "PageMart" are to PageMart, Inc., a wholly-owned subsidiary of PageMart Wireless that was merged into PageMart Wireless on January 28, 1998.

FORWARD LOOKING STATEMENTS

     This Annual Report contains statements that constitute forward-looking statements. The words "estimate," "project," "plan," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Readers are cautioned that such forward-looking statements involve risks and uncertainties, and are subject to change based on various important factors. The factors set forth in other filings with the Securities Exchange Commission and the following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results to differ materially from those expressed in any such forward-looking statements: economic conditions generally in the United States and consumer confidence; the ability of the Company to manage its high outstanding indebtedness; the impact of technological change in the telecommunications industry; the future cost of network infrastructure and subscriber equipment; the impact of competition and pricing of paging and wireless services; the timely development and acceptance of new products; changes in regulation by the Federal Communications Commission ("FCC") and various state regulatory agencies; and the ability of the Company to fully finance the construction and operation of the transmission network for advanced messaging services.

GENERAL

     The Company is one of the fastest growing providers of wireless messaging services in the United States. The Company is the sixth largest paging carrier in the United States, based on 2,530,737 subscribers at December 31, 1997. The Company's number of subscribers has increased at annual growth rates of 60%, 50% and 36% in 1995, 1996, and 1997, respectively. The Company has made no acquisitions, and all subscriber growth has been internally generated.

     The Company offers local, multi-city, statewide, regional and nationwide paging and other one-way wireless services in all 50 states, covering 90% of the population of the United States. The Company also provides paging services to the countries that are parties to NAFTA and beyond, including Canada, Puerto Rico, the U.S. Virgin Islands and the Bahamas. In October 1997, the Company expanded services into Mexico through its network affiliation with Buscatel, a subsidiary of Telefonos de Mexico ("TelMex"), Mexico's largest telecommunications company, and into Panama and El Salvador through network affiliation agreements with leading telecommunications companies in those countries. In January 1998, the Company expanded services into Guatemala and Costa Rica, and expects to expand services into Nicaragua and Honduras in the first half of 1998.

RECENT EVENTS

     On January 28, 1998 PageMart Wireless completed the offering (the "Offering") of its 11 1/4% Senior Subordinated Discount Notes due 2008 (the
"11 1/4% Notes"), raising approximately $249.7 million in gross proceeds. Simultaneously with the closing of the Offering, the Company refinanced certain of its outstanding indebtedness (the "Refinancing"), and modified its corporate structure. The Refinancing consisted of: (i) purchasing all of the outstanding 12 1/4% Senior Discount Notes due 2003 (the "12 1/4% Notes") of PageMart ($136.5 million principal amount at maturity); (ii) amending certain terms of the covenants and agreements in the indenture relating to the 15% Senior Discount Exchange Notes due 2005 (the 15% Notes") of PageMart Wireless; and (iii) merging PageMart into PageMart Wireless with PageMart Wireless as the surviving corporation. Approximately $130.7 million of the net proceeds of the Offering of 11 1/4% Notes was used to finance the purchase of the 12 1/4% Notes. The proceeds remaining after offering expenses and refinancing were approximately $107.8 million, which will be used to construct the Company's narrowband personal communications services network and for other general corporate purposes.

ADVANCED MESSAGING SERVICES

     The Company has experienced increased demand for alphanumeric and wide area coverage services and believes that its nationwide narrowband personal communications services ("NPCS") spectrum may present significant future growth opportunities. NPCS spectrum will provide additional capacity, as well as the opportunity to introduce a new generation of wireless messaging services, including advanced alphanumeric messaging with guaranteed message delivery, automatic confirmation of receipt of messages and subscriber response to and origination of messages. The Company believes that initially the majority of demand for advanced messaging services will be from corporate and business users seeking reasonably priced, wide area communication and information services.

     Alphanumeric and wide area coverage services use significantly more network resources than numeric paging. The Company believes that growth in subscribers and increased demand for alphanumeric and wide area coverage services will create a shortage of industry capacity on existing one-way networks. However, NPCS networks will be designed to efficiently deliver alphanumeric messaging and wide area coverage services at lower operating costs relative to the current costs of delivering similar one-way alphanumeric messages at comparable network utilization levels. Therefore, the Company expects strategies employing NPCS networks to capture significant amounts of the projected industry growth because of their anticipated ability to deliver greater network capacity, higher quality and improved reliability compared to existing one-way networks.

     The Company believes it is well positioned to take advantage of these factors. In the NPCS auctions conducted by the FCC, the Company acquired licenses for a total of 100kHz of forward frequency and 50kHz of return frequency nationwide (the "NPCS Licenses"), becoming one of four companies in the United States with 150kHz or more of NPCS frequency nationwide. The Company has constructed NPCS networks in two cities in order to test several advanced messaging technologies. Based on successful test results, the Company has decided to employ ReFLEX25(TM) protocol in its NPCS network, which is a second generation ReFLEX(TM) technology developed by Motorola, Inc. ("Motorola") that is compatible with the FLEX(TM) protocol employed in the Company's existing one-way network. This will permit the Company to integrate its NPCS network with its existing one-way network, allowing the Company to build its NPCS network rapidly and substantially increase its network capacity in the most cost effective manner. The Company's objective is to ultimately have its NPCS network cover the same "footprint", or geographic coverage area, as its existing one-way network.

     The Company anticipates investing approximately $100 million in 1998 (which will be funded primarily with the proceeds from the Offering) to construct and deploy a NPCS network, which the Company expects to enable it to market advanced messaging services nationwide by the end of 1998. The Company believes that its operations will then comprise a highly efficient national one-way network and a state of the art NPCS network delivering advanced messaging services, in each case supported by common systems and infrastructure.

     NPCS networks employ both radio transmission and receiving equipment throughout the network. Subscriber units will contain a transmitter that broadcasts its identity and other data to the network receivers. As a result, the network knows the subscriber's approximate location and is able to broadcast messages from a limited number of transmitters in a zone rather than from all transmitters in the subscriber's coverage area, which results in higher network capacity due to efficient use of spectrum. The network can also determine whether a subscriber is within range. If a subscriber travels outside the range of the network, the network can store the message until the subscriber returns within range and then transmit the message, thereby guaranteeing delivery. The subscriber unit can provide simple automatic acknowledgment of receipt of a message and can also be used by the subscriber to send messages through the network ranging from a menu of predetermined responses to user created messages.

     In contrast, a one-way network only has radio transmitters at its base stations. One-way subscriber units have no ability to send messages to the network. When a message is sent to a subscriber, the one-way network broadcasts the message simultaneously over all transmitters in the subscriber's coverage area. This results in inefficient use of spectrum and limits the capacity of the network to provide enhanced services, such as alphanumeric messaging. Because the subscriber unit cannot communicate with the network, there is no ability to confirm receipt of messages or determine whether the subscriber is actually within range of the network when the message is sent.

     The Company expects that NPCS subscriber units will have dimensions, battery life and building penetration capability similar to existing one-way alphanumeric units. Based on its successful test results, the Company believes that the superior technology and efficient use of spectrum of its NPCS network will enable it to offer high quality, reliable, cost-effective nationwide alphanumeric services.

OPERATING STRATEGY

     The Company attributes the significant growth of its existing paging business to the successful implementation of its six operating principles: (i) diversified distribution channels, (ii) nationwide and NAFTA-wide common frequency, (iii) efficient network architecture, (iv) spectrum-rich frequency position, (v) centralized administration, and (vi) customer service capabilities. The Company expects these principles to be equally important in the development of the market for advanced messaging services.

     DIVERSIFIED DISTRIBUTION CHANNELS. The Company utilizes a number of distribution channels to market its current products and services, including retail marketing, private brand strategic alliances and national sales offices.

             Retail Marketing. The Company believes that it is a leading supplier of paging units to consumers through nationwide retail distribution channels. The Company has been selected as the pager supplier for a number of leading retail chains, including Eckerd Drug; Office Depot, Inc; OfficeMax, Inc.; RadioShack, a division of Tandy Corporation; Southland (7-Eleven); Target Stores, Inc. and Best Buy, Inc.

             Private Brand Strategic Alliances. The Company was one of the first paging companies to broaden its distribution reach by establishing strategic relationships with large communications providers. The Company has established strategic relationships with GTE Corporation, Southwestern Bell Mobile Systems, AT&T Wireless Services, WorldCom Network Services, Inc., Ameritech Mobile Services, Inc., EXCEL Communications, Inc., ALLTEL Communications, Inc. ("ALLTEL"), Bluegrass Cellular and First Cellular of Southern Illinois.

             National Sales Offices. The Company's national sales offices sell and lease equipment and services through four distribution channels: direct sales, agents, third-party resellers and local retailers. At December 31, 1997, the Company had a direct sales force presence covering approximately 80 of the top 100 Metropolitan Statistical Areas ("MSAs"), through 58 sales offices.

     The Company intends to use its existing distribution channels and sales and marketing organizations as the basis for marketing and sales of advanced messaging services. The Company expects that sales of advanced messaging services will initially be dominated by business and corporate customers because of the growing need of business customers for mobile, reasonably priced communication and information services with wide area coverage and the higher cost of advanced messaging subscriber units compared to one-way units. As a result, the Company believes that its national sales offices and private brand strategic alliance distribution channels will initially be best suited for marketing and selling these services.

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

     NATIONWIDE AND NAFTA-WIDE COMMON FREQUENCY. The Company has constructed its nationwide one-way messaging network on a common frequency and its nationwide NPCS network will also be constructed on common frequencies. Use of common frequencies provides the Company with a number of important strategic advantages not available to many of its competitors, which operate on multiple frequencies across markets. The use of a common frequency across the United States enables the Company's customers to travel throughout the United States while continuing to use the same subscriber unit. In addition, the use of a common one-way frequency has been expanded NAFTA-wide and beyond, into Canada, Puerto Rico, the U.S. Virgin Islands and the Bahamas. In October 1997, the Company expanded services into Mexico, Panama and El Salvador through network affiliation agreements with leading telecommunications companies in those countries. In January 1998, the Company expanded services into Guatemala and Costa Rica, and expects to expand services into Nicaragua and Honduras in the first half of 1998. As a result, through the use of joint venture arrangements or network affiliation agreements, the Company is able to provide multi-city coverage customized to accommodate the customer's needs throughout North and Central America ("coverage on demand").

     The common frequency also provides a competitive advantage to the Company when marketing its services to regional and national retailers and private brand strategic alliance partners. Because the Company's subscriber units operate on a common nationwide frequency, they can be sold in any retail store located in the Company's nationwide coverage area. By contrast, competitors that use multiple frequencies across markets require retailers to maintain many more stock keeping units to serve each local market that utilizes a different frequency.

     EFFICIENT NETWORK ARCHITECTURE. The Company is an industry leader in the implementation of advanced telecommunications technologies, including pioneering the use of direct broadcast satellite ("DBS") technology for paging. The Company's nationwide one-way wireless transmission network is 100% controlled by DBS technology, which gives the Company a flexible, highly reliable and efficient network architecture. The use of DBS technology eliminates the need for expensive terrestrial radio frequency ("RF") control links and repeater equipment while enabling the Company to provide a wide range of coverage options. The Company's efficient one-way network will be used as the outbound transmission infrastructure for the NPCS network, allowing the Company to build its NPCS network rapidly and substantially increase its network capacity in the most cost effective manner. The Company will implement very small aperture satellite terminal ("VSAT") equipment during construction of the NPCS network in order to permit two-way communication using DBS technology.

     The Company's one-way network covers the top 300 MSAs across the United States, or approximately 90% of the total population in the United States. The Company's one-way network is 100% FLEX(R) enabled, allowing the use of the high speed FLEX(R) protocol to transmit messages and maximize system capacity. The one-way networks included in the Company's NAFTA-wide coverage are also 100% FLEX(R) enabled.

     SPECTRUM-RICH FREQUENCY POSITION. The Company ranks among the top four paging carriers in the United States in licensed nationwide frequencies. The Company's exclusive frequency licenses include two nationwide one-way paging frequencies and 150 kHz of nationwide NPCS frequency. The Company believes that this frequency position has important strategic value because it enables the Company to grow its one-way subscriber base and introduce advanced messaging and other value-added services to its subscribers. As a result, the Company believes its spectrum-rich frequency position enables it to attract and retain national retail and private brand strategic alliance partners.

     CENTRALIZED ADMINISTRATION. The Company has centralized information systems, inventory control and distribution, finance and marketing functions, which can support both the Company's existing one-way network and, in the future, its NPCS network. This centralized administration has enabled the Company to become one of the lowest cost providers of paging and other wireless communications services in the United States relative to the services it provides. In addition, the administrative infrastructure is designed to support a significantly larger customer base than that currently served by the Company, which will allow it to realize additional operating efficiency as the Company continues to grow.

     CUSTOMER SERVICE CAPABILITIES. Management has focused on developing industry-leading customer service capabilities which are designed to be used for both one-way and advanced messaging services and can be expanded as the customer base grows. At December 31, 1997, the Company employed approximately 950 highly trained customer service personnel operating in state of the art call center facilities. Management believes that these services are an important factor in supporting and retaining its strategic partners, retailers and subscribers.

ONE-WAY MESSAGING SERVICES

     The Company charges subscribers a fee which covers the paging and messaging services subscribed for and any additional services purchased by the subscriber. The amount of the fee varies primarily based on the type of service provided and the geographic area covered. The Company charges higher rates for service options providing more than local coverage.

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

     NUMERIC PAGING SERVICES. Although most subscribers select local coverage, the number of subscribers who select multi-city coverage has been increasing. Monthly fees for regional and national paging coverage are substantially higher than the fees charged for single local area coverage.

     ALPHANUMERIC PAGING SERVICES. The Company provides alphanumeric paging services under the tradenames InfoPage(R) and InfoNowSM , and the number of subscribers utilizing the service represented 5.4% of the Company's total subscribers at December 31, 1997. The Company has not focused a significant portion of its selling and marketing efforts on alphanumeric paging service, primarily because technology has inhibited the Company's ability to deliver the service in a cost-effective manner. With the Company's introduction of high speed FLEX(R) protocols, the Company anticipates alphanumeric paging service will continue to become a larger portion of its subscriber base and its selling and marketing efforts. The ability of alphanumeric pagers to receive text messages, in addition to numeric messages, allows the Company to charge higher monthly fees for its InfoPage(R) and InfoNowSM services than for numeric display paging services.

     ROAMING SERVICES. infoRoamSM and OmniRoamSM services allow customers the flexibility to change their local coverage through a simple phone call. Using a touch-tone phone, the customer needs only to enter the area code of the city to which he or she is traveling and the local coverage is changed. Numeric and text messages are automatically sent to the customer's "roaming" city until coverage is moved back to the "home" city. With these services, the customer does not pay for paging coverage that is not needed (i.e., nationwide). These services are available due to the Company's unique network architecture. These products give the Company's customers the ability to take local coverage with them when they travel to major communities in the United States, Canada, Mexico, El Salvador, Panama, U.S. Virgin Islands, Puerto Rico and the Bahamas.

     ADDITIONAL VALUE-ADDED SERVICES. In addition to paging services, the Company offers subscribers a number of additional value-added services, including voice mail services that allow subscribers to retrieve voice messages from persons attempting to contact the subscriber. In addition, the Company offers a numeric message retrieval service which allows a subscriber to retrieve messages that were sent at a time when the subscriber was outside of his or her service area. Other optional services include a nationwide toll-free

800 access number for paging subscribers, a customized voice prompt that allows subscribers to record a personal greeting, maintenance agreements and loss protection programs. During 1997, approximately 24% of the Company's recurring revenues are derived from these additional services.

     The Company also offers wireless connectivity to the Internet for message transfer and information requests through the "PageMart Wireless Web" service utilizing the Company's wireless communications network. These services include electronic mail, news and other information delivered to subscriber units.

  COAM STRATEGY

     The Company's operating model for one-way wireless messaging emphasizes a strategy of selling rather than leasing subscriber units. As of December 31, 1997, approximately 96% of the Company's subscriber units were customer owned and maintained ("COAM"), which compares to an industry average of approximately 62% at December 31, 1996. The Company believes that by following a COAM strategy for one-way wireless messaging it can achieve significantly better capital efficiency than if it were to follow a lease strategy, which is reflected in its relatively low capital employed per subscriber of $34 at December 31, 1997. Capital employed per subscriber represents total assets, less NPCS assets, cash, non-debt current liabilities and international investments divided by domestic units in service. The Company believes that its COAM strategy for one-way wireless messaging provides additional benefits, including reduced risk of technological obsolescence and avoidance of the credit risk associated with leasing subscriber units to end-users. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  SALES AND MARKETING

     The Company's customers include individuals, corporations and other organizations that desire affordable communication services offering substantial mobility, accessibility and the ability to receive timely information. The Company utilizes a number of distribution channels to market its products and services, including retail marketing, private brand strategic alliances and national sales offices. Management believes that a diversified approach to distribution is important to sustain growth as demand for paging services more deeply penetrates the United States population, especially the consumer market. This diversification is a key element of the Company's strategy of expanding its subscriber base to increase profitability and cash flow through greater utilization of its nationwide wireless communication network. There is no single customer to which sales are made in an amount equal to 10% or more of the Company's consolidated revenues.

     RETAIL MARKETING. Since early 1993, the Company has been an industry pioneer in developing the national retail distribution channel through sales arrangements with regional and national retail chains that sell electronic and business equipment or consumer goods. The Company provides equipment to a retailer who then sells the equipment to potential users. Once the unit is purchased, the customer can activate it and subscribe for local, multi-city, statewide, regional or nationwide paging coverage with the Company by simply calling the toll-free number identified on the unit. Because the Company's pagers operate on a common nationwide frequency, they can be sold in any retail store located in the Company's nationwide coverage area. By contrast, competitors that use multiple frequencies across markets require retailers to maintain many more stock keeping units to serve each local market that utilizes a different frequency.

     The Company has entered into sales arrangements with a number of large national retail chains such as Eckerd Drug; Office Depot, Inc.; OfficeMax, Inc.; RadioShack, a division of Tandy Corporation; Southland (7-Eleven); Target Stores, Inc. and Best Buy, Inc. Retail distribution also allows the Company to sell pagers in markets that would not support a direct sales office but in which it has installed the necessary equipment required for providing paging services. The Company can thus enter new markets by capitalizing on its existing infrastructure of transmitters with the only incremental expense being the procurement of local access phone lines. The Company expects retail sales to continue to be an important channel of distribution for pagers. The number of retail store locations has increased to 12,924 stores at December 31, 1997 from 5,530 stores, 3,411 stores and 2,200 stores at December 31, 1996, 1995 and 1994, respectively. At December 31, 1997, approximately 26% of the Company's units in service are represented by the national retail channel.

     PRIVATE BRAND STRATEGIC ALLIANCES. The Company has established numerous strategic relationships with large communications providers. These companies utilize their brand awareness and billing and distribution efficiencies to market private brand pagers and services using the Company's transmission network. At December 31, 1997, approximately 33% of the Company's units in service had been added through private brand strategic alliances, and the Company expects this proportion to increase over the next several years.

     GTE Corporation ("GTE"). Since 1993, the Company and GTE have signed a series of agreements providing for the sale and marketing through GTE of GTE-labeled services throughout the United States. In addition, several of these agreements provide for joint cooperation in the deployment of paging network facilities for the provision of wireless messaging and data transmission in the United States. Pursuant to the terms of one of the agreements, GTE purchased approximately 250 new transmitters which have been deployed throughout the Company's nationwide network. The Company leases, operates and maintains the transmitters and will provide wireless services to GTE customers, as well as customers of the Company via the Company's nationwide network. The Company's services are sold across the United States through GTE Phone Mart Stores and certain GTE affiliates and authorized agents.

     Southwestern Bell Mobile Systems ("SBMS"). In May 1995, the Company and SBMS signed an agreement for SBMS' sale and marketing of SBMS-labeled services in all SBMS markets.

     AT&T Wireless Services ("AT&T Wireless"). In November 1995, the Company and AT&T Wireless entered into a three-year agreement for AT&T Wireless' sale and marketing of AT&T Wireless-labeled services. AT&T has recently announced an intention to sell its paging operations. No assurance can be given that the Company's arrangement with AT&T Wireless will continue if such sale occurs.

     Ameritech Mobile Services, Inc. ("Ameritech"). In February 1996, the Company and Ameritech signed an agreement for Ameritech's sale and marketing of Ameritech-labeled services.

     EXCEL Communications, Inc. ("EXCEL"). In March 1996, the Company and EXCEL, a long distance reseller, signed an agreement for EXCEL's sale and marketing of EXCEL-labeled services.

     ALLTEL, Bluegrass Cellular and First Cellular of Southern Illinois ("First Cellular"). In 1997, the Company signed separate agreements with each of ALLTEL, Bluegrass Cellular and First Cellular for their sale and marketing of private branded services. These agreements provide for each of ALLTEL, Bluegrass Cellular and First Cellular to purchase new transmitters to be deployed in their respective areas of operation. The Company will operate and maintain the transmitters as part of its nationwide network and will provide wireless services to ALLTEL, Bluegrass Cellular and First Cellular customers as well as customers of the Company via the Company's nationwide network.

     WorldCom Network Services, Inc. ("WorldCom"). In November 1997, the Company and WorldCom signed an agreement for WorldCom's sale and marketing of WorldCom-labeled services.

     NATIONAL SALES OFFICES. The Company's national sales offices sell and lease equipment and services through four distribution channels: direct sales, agents, third-party resellers and local retailers. At December 31, 1997, approximately 41% of the Company's units had been added through the national sales offices. At December 31, 1997, the Company had a direct sales force of approximately 500 persons covering approximately 80 of the top 100 MSAs through 58 offices.

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

     Agents. The Company markets its equipment and services through agents. Agents establish customers which are billed directly by the Company. Agents earn a markup or margin on the initial sale and a share of future revenues for the customers they establish.

     Third-Party Resellers. In addition to offering paging and messaging services directly to end-users, the Company also offers third-party resellers paging services in bulk quantities at wholesale monthly rates that are lower than the Company's regular retail rates.

     Local Retailers. The Company markets its services under sales arrangements with local retailers located in the MSAs where national sales offices are present.

  ONE-WAY TRANSMISSION NETWORK

     The Company developed an innovative satellite-based transmission network that gives the Company a flexible, highly reliable network architecture and an efficient operating structure. The Company began using DBS technology in 1990 and was the first one-way wireless communications carrier to use DBS technology to control all of its transmitters. With a DBS paging system, the satellite broadcasts messages directly to each transmitter in the Company's paging system, which then broadcasts the messages to pagers on the Company's nationwide broadcast frequency. DBS eliminates the expensive terrestrial radio link and repeater equipment that many paging companies have employed to control simulcast transmissions in large metropolitan markets. In addition, the satellite system can selectively address one or any combination of the Company's transmitters, thereby providing a wide range of coverage options and permitting efficient use of paging frequencies in each market.

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

     The Company leases satellite services pursuant to agreements with AvData Systems, Inc. ("AvData") and SpaceCom Systems, Inc. ("SpaceCom"). The agreements subject the Company to monthly service charges based on the amount and types of services used and expire on July 1, 2001 and January 31, 2002 respectively. The agreements may be terminated upon certain failures of the Company to pay monthly service fees. The agreements do not include any renewal provisions. Management believes that the services provided by AvData and SpaceCom are sufficient to meet the Company's foreseeable needs and that there are alternative satellite sources available to the Company on comparable terms and conditions. As a result, the Company does not believe the loss of its relationship with its current satellite suppliers would have a material adverse long-term effect on its business and operations.

ADVANCED MESSAGING OPERATIONS

     One of the Company's principal objectives is to become a leading provider of advanced messaging services in the United States utilizing its NPCS technology and spectrum. Management believes that the introduction of advanced messaging services may present significant future growth opportunities to the Company by enabling it to offer a new generation of services presenting sophisticated solutions for business and personal messaging needs, and by providing it the opportunity to place more units in service because of significantly increased network capacity.

     The Company expects that NPCS technology and spectrum will permit delivery of a new generation of wireless messaging services, including acknowledgment of receipt of messages, guaranteed delivery of messages, and subscriber response to and origination of messages. The Company believes NPCS networks will deliver higher network capacity, quality and reliability than existing one-way networks.

     Advanced messaging services will be delivered to a subscriber unit containing a transmitter, enabling it to send signals to the network that identifies its location and transmits other data. Advanced messaging services use the location identification capabilities of the NPCS network to automatically identify, without any action on the part of the subscriber, the network zone in which to transmit the subscriber's messages. Messages can be transmitted from a limited number of transmitters rather than every transmitter in the subscriber's coverage area, permitting frequency reuse resulting in increased system capacity and reduced operating costs. Depending on the design of the subscriber unit, the subscriber will be able to respond to or originate messages with varying levels of sophistication when the network is fully developed.

  RESEARCH AND PLANNING

     After the Company acquired the NPCS Licenses in 1994 and 1995, the Company began a technical and market research program to evaluate the opportunities for advanced messaging services. Based on its research, the Company expects that the initial advanced messaging services offered will be designed to capitalize on the market trends toward alphanumeric messaging and wide area coverage. See
"-- Planned Advanced Messaging Services."

     The Company's technical research focused on the identification and development of equipment and protocols that would be best suited to constructing a network to deliver the company's planned advanced messaging services at a reasonable capital cost. Paging networks use various "protocols" to provide seamless communications between the components which make up a paging network. Protocols regulate the format and flow of messages which are transmitted over the network. Motorola has developed several protocols, including FLEX(TM), ReFLEX25(TM), ReFLEX50(TM) and InFLEXion(TM) Voice. Of these protocols, ReFLEX25(TM) and ReFLEX50(TM) support advanced messaging, including two-way alphanumeric messaging, and InFLEXion(TM) Voice supports stored voice messaging.

     In 1996 and 1997, the Company constructed and tested two NPCS networks, one in Dallas and one in Austin, Texas. Each network is based on the network infrastructure equipment of a different vendor using subscriber units supplied by Motorola. The test networks were developed not only to evaluate the performance of the infrastructure equipment, but to evaluate factors such as terrain topography, building penetration, population density, protocol stability, equipment interfaces, and antennae technologies which the vendors were unable to adequately test independently. Test results from one of these networks indicated that an NPCS network using ReFLEX25(TM) protocols can be integrated with the Company's existing FLEX(TM) network.

     As a result of its technical evaluation, the Company determined to base its NPCS network on the ReFLEX25(TM) protocol technology. Unlike other NPCS protocols, ReFLEX25(TM) permits cost-effective sharing of equipment with its existing FLEX(TM) network and efficient use of the Company's spectrum to accommodate a greater number of subscribers.

  NPCS NETWORK BUILDOUT

     Using the proceeds of the Offering, the Company expects to deploy receivers and other equipment on a city-by-city basis. The Company expects to begin commercial operation of local coverage in the Austin/San Antonio and Dallas-Fort Worth areas in the second quarter of 1998. The Company plans to add other cities to the network during 1998 until there are a sufficient number to begin marketing nationwide coverage, which the Company expects to occur by the end of 1998. The Company plans to continue to build out its network and expand its coverage area during 1999. There is no assurance however, that the buildout will proceed as planned or be successfully completed. The key elements of the network buildout are as follows:

          DESIGN. The design of the Company's nationwide NPCS network is based upon Motorola's ReFLEX25(TM) technology. Existing transmitters and transmitter sites will be used for the outbound portion of the network. The Company's engineers have tested the outbound characteristics of ReFLEX25(TM) and have determined that they are sufficiently similar to FLEX(TM) that the existing transmitter infrastructure will successfully deliver ReFLEX25(TM) outbound services. The inbound or receive side of the network requires that new infrastructure equipment (i.e., receivers) be added to both existing sites and to new sites. The exact number of new receive sites required beyond those to be located on existing sites is a function of the amount of available space on existing sites and the local RF characteristics of the particular market being built out. As part of the design process, the Company's engineers are identifying sites using the Company's database (as well as other sources), which contains specific information about available sites throughout the nation. Sites are chosen on the basis of their coverage and on frequency propagation characteristics, such as terrain, topography, building penetration and population density.

          EQUIPMENT. The infrastructure of the Company's network will consist of a home terminal, encoders, satellite access controllers ("SAC's"), radio transmitters and receivers, switches, RF controllers and ancillary equipment, such as coaxial cable and antennas.

          The home terminal is a key component of a network that defines and controls the types of services that can be provided by the network. The Company purchased the paging terminals for its one-way transmission network from an outside vendor. When the Company wanted to add or change a feature of its service offerings, the Company had to request the vendor to make the required modifications to the terminals. If the vendor agreed to make the modifications, the time required to implement the modifications was often unacceptable to the Company. Once the modifications were made, the Company had no proprietary interest in them so they were usually released to competitors. As a result, the Company is developing the home terminal that will be used in its NPCS network.

          The advanced messaging services that can be provided on the NPCS network are more varied and complex than services provided on the Company's one-way network. In addition, because the market for advanced messaging services is relatively immature and undeveloped, the Company cannot predict with certainty how the market will adopt and use the advanced messaging services that are potentially available for commercial development. The Company believes that the ability to react quickly to developing market demand for advanced messaging services will be a critical element in successfully implementing its advanced messaging services strategy. As a result, the Company developed its proprietary home terminal, called the Advanced Cross Media Information Server ("AXIS(TM)"). As of December 31, 1997, the Company had invested approximately $6.3 million in the development of AXIS(TM) over a period of two years.

          AXIS(TM) contains an object-oriented software system that the Company believes will enable it to more rapidly develop new services as the market for them emerges, and more easily integrate wireless messaging into all types of information systems such as the Internet, intranets, e-mail, voice mail, fax in-boxes and other wireless communications systems. AXIS(TM) is currently being beta-tested for one-way messaging applications. The Company expects AXIS(TM) support for the planned local alphanumeric advanced messaging service to be ready for commercial release in the second quarter of 1998.

          The Company plans to purchase infrastructure equipment (other than the home terminal, SAC's and ancillary equipment) from industry leading equipment suppliers, Motorola and Glenayre Technologies, Inc. ("Glenayre"). The Company believes that currently these are the only two qualified suppliers of such infrastructure equipment and subscriber units and, as a result, the Company is dependent on these two suppliers for much of its infrastructure equipment and subscriber unit needs. The Company understands that Motorola and Glenayre have cross-licensed the relevant protocols. The Company expects to purchase infrastructure equipment from Motorola under an existing volume purchase agreement, and from Glenayre under a recently signed volume purchase agreement. The Company expects to purchase subscriber units from Motorola under a volume purchase agreement that the Company expects to amend in 1998 to cover advanced messaging subscriber units, and from Wireless Access, a subsidiary of Glenayre, under a recently signed supply agreement. The Company has entered into a volume purchase agreement with AvData to purchase VSAT and related equipment for its NPCS network. The Company believes that the satellite services available under its agreement with AvData are sufficient for both the one-way and advanced messaging services networks. The Company would be adversely affected if it were unable to obtain the infrastructure equipment and subscriber units on satisfactory terms by planned delivery dates.

          DEVELOPMENT OF TECHNOLOGY. The ReFLEX25(TM) technology has operated successfully in the test network environment and the Company is prepared to implement this technology throughout its existing network. However, the Company must complete the development of its AXIS(TM) terminal and the integration of the terminal with Glenayre equipment before commercial operations can begin. In addition, the Company, Motorola and Glenayre are still developing and conducting testing of ReFLEX25(TM) technology, infrastructure equipment and subscriber units to improve operational efficiency. The Company does not believe that any of these issues will affect the ultimate ability of the network to operate in a commercially viable manner, although there can be no assurance of this. If any of these issues are not resolved on a timely basis, the Company's scheduled commercial introduction of advanced messaging services could be delayed, which could adversely affect the Company's results of operations.

  PLANNED ADVANCED MESSAGING SERVICES

     The Company's planned service offerings are expected to be delivered to a pocket-sized subscriber unit containing a transmitter, enabling it to send a signal to the Company's network that identifies its location and transmits other data. Advanced messaging subscriber units are currently available from Motorola and Wireless Access. These subscriber units make possible the following five levels of advanced messaging service:

                  POTENTIAL ADVANCED MESSAGING SERVICE LEVELS

                                                 DESCRIPTION                                BENEFIT
                                                 -----------                                -------
Guaranteed Delivery...............  Passive acknowledgment between the       Identifies location of subscriber
                                    subscriber unit and the network.         unit, guarantees message delivery and
                                                                             ensures message integrity.
Message Acknowledgment............  When the message is received and/or      Lets the sender know the message has
                                    read, an alert is triggered and sent     been received and/or read.
                                    back through the network.
Multiple-choice Response..........  Presents subscriber with a choice of     Eliminates need for a return phone
                                    responses embedded in message. Sender    call and complete the messaging loop.
                                    can create custom response on a PC,
                                    embed it in the message, and transmit
                                    it to the device.
Preprogrammed Response............  Presents subscriber with a list of       Provides a simple response method.
                                    preprogrammed messages for response.
Message Origination...............  Subscriber can create custom             Allows messages to be sent and
                                    responses or initiate messages, also     information to be requested on
                                    known as free form messaging.            demand.

     Reported industry growth rates for alphanumeric service significantly exceed the growth rate for traditional local numeric service. The Company's initial advanced messaging services are designed to take advantage of these trends. However, there can be no assurance that advanced messaging services will be commercially viable or that the advanced messaging service levels will be possible, and the success of advanced messaging service could be affected by matters beyond the Company's control.

     The Company's advanced messaging service offerings are expected to include the following:

          LOCAL ALPHANUMERIC MESSAGING. When the NPCS network is completed and tested in each city, the Company plans to introduce local alphanumeric messaging service in the city. The Company's local alphanumeric messaging service will enable the subscriber to receive alphanumeric messages up to several hundred characters in length (compared to the approximately 80 characters in traditional one-way alphanumeric messaging) which will be input by either (i) a computer or other software enabled device and a modem that can access the Company's network directly or via the Internet or (ii) a dispatch operator.

          This service will also provide store-and-forward delivery of messages so that messages are delivered later if the subscriber unit cannot be reached by the network on the initial attempt. The service takes advantage of the positive receipt acknowledgment of the ReFLEX25(TM) protocol and the ability of two-way subscriber units to register and transmit positive acknowledgment.

          AUTO-ROAM ALPHANUMERIC MESSAGING. When the Company's networks are operating commercially in a sufficient number of cities, the Company plans to introduce auto-roam alphanumeric messaging service. Auto-roam alphanumeric messaging service allows a subscriber to receive an alphanumeric message anywhere within the coverage of the Company's network in the U.S. The service uses the location identification capabilities of the ReFLEX25(TM) network to automatically identify, without any action on the part of the subscriber, the network zone in which to transmit the subscriber's messages. The messages can be transmitted from a limited number of transmitters rather than from every transmitter in the subscriber's requested coverage area, as is required in the one-way transmission network. An auto-roam alphanumeric message service subscriber will have nationwide service at a lower price than can be offered on the Company's current one-way paging network.

          The Company believes that penetration of alphanumeric service on a regional and nationwide basis has been limited to date due to the reluctance of many one-way paging operators to promote the service because of its relatively high use of system capacity during transmission. The NPCS Licenses and the ReFLEX25(TM) technology should offer significant increases in capacity over the one-way spectrum and technology currently delivering alphanumeric messaging services. The Company believes that its auto-roam alphanumeric service will improve upon traditional service by permitting longer messages and guaranteed delivery. Management believes that these service enhancements, along with its competitive pricing, will appeal to subscribers of traditional alphanumeric messaging services and to cost-conscious customers who have not previously subscribed to such nationwide services. The Company expects many current one-way alphanumeric service subscribers to migrate to auto-roam alphanumeric service, which will create additional capacity for numeric service on the Company's one-way network, a service that can be very efficiently delivered on that network.

          MESSAGE ACKNOWLEDGMENT MESSAGING. When market demand has reached a commercially viable level and the technical requirements for message acknowledgment have been implemented in the Company's network, the Company plans to introduce message acknowledgment service. This service will provide the sender of a message confirmation that the message was delivered accurately to the subscriber unit. The sender can receive the acknowledgment through the same mechanism which was used to create the original message or by designating another communication path for the acknowledgment.

          RESPONSE AND TWO-WAY MESSAGING. When market demand has reached a commercially viable level and the technical requirements for full two-way messaging have been implemented in the Company's network, the Company plans to introduce response and two-way messaging services. Response messaging allows a subscriber to respond back to the sender of a message. Depending on the subscriber's unit, a subscriber can:

          - Select from a custom set of multiple choice responses sent with the message,

          - Send a response chosen from a set of predefined responses stored in his unit,

          - Create a free form text response.

          Multiple responses can be made to the same message. The sender is expected to be able to receive responses through the same mechanism which was used to create the original message or by designating another communication path for the response.

          Two-way messaging will allow a subscriber to originate and receive messages and other communications. Subscribers could be notified of the receipt of electronic mail, voice mail and faxes. Similarly, subscribers can originate messages which are delivered to a target recipient over several alternative communications networks.

          Using two-way messaging, a subscriber is expected to be able to stay in touch while mobile, using a portable and relatively inexpensive device and service. In addition to these benefits, this service will also have the traditional benefits of one-way paging: broad geographic coverage; good building penetration; small disposable-battery powered subscriber units, which allows the device to be carried continuously; long battery life, which allows the device to be used continuously without servicing; and low costs of ownership and usage.

          OTHER SERVICES. Over time, the Company intends to participate in the growth of wireless data messaging services through new and existing strategic alliances, wireless data alliances with software companies and electronic equipment manufacturers to develop additional text messaging services. In addition to pocket-sized pagers, the Company believes that wireless text and data transmissions will be received by computers, organizers or a personal digital assistant equipped with two-way RF modems or built-in RF capability. It is anticipated that a limited response by the device will be possible.

          The Company will continue to monitor voice paging opportunities and technologies and may introduce one-way and/or two-way stored voice messaging service depending on market demand for such services. If the Company decides to introduce stored voice service, the Company expects to enter into agreements to provide the ability to resell the service of other wireless messaging service providers rather than incur the cost of developing its own network for stored voice messaging.

  SALES AND MARKETING

     Consistent with its strategy of utilizing existing resources to control the cost of its network and service expansion, the Company intends to use its existing distribution channels and sales and marketing organizations as the basis for marketing and sales of advanced messaging services. The Company expects that sales of advanced messaging services will initially be dominated by business and corporate customers because of the growing need of business customers for mobile, reasonably priced access to communication and information services with wide area coverage, the higher cost of advanced messaging subscriber units compared to one-way messaging units, and the lack of sales personnel in retail stores trained to sell the new services. As a result, the Company believes that its national sales offices and private brand strategic alliance distribution channels will initially be best suited for marketing and selling these services. Because of the higher cost of advanced messaging subscriber units compared to one-way messaging units and because the initial demand for advanced messaging services will likely be dominated by business and corporate customers, the Company expects to lease a substantial portion of its advanced messaging subscriber units.

     The Company expects that initially the strongest market demand for advanced messaging services will be from large, geographically dispersed corporate accounts. In preparation for the introduction of these services in 1998, the Company has divided the direct sales force of its national sales offices into a unit focusing on national accounts and a unit focusing on local markets. This enables the direct sales force personnel to personalize and specialize their approach to their target market. The national accounts unit will emphasize sales of advanced messaging services as a solution to business messaging needs. The Company has embarked on a program to hire and train sales personnel for its national accounts unit.

     As market demand for advanced messaging services develops, the Company expects its private brand strategic alliance distribution channel to grow in significance. The Company believes that a limited number of NPCS networks will be built nationwide. The Company believes that its NPCS network will be a low cost, high functionality network compared to the networks of its initial competitors, which will make reselling of the Company's services attractive to other paging companies and communications providers. These companies will resell such services under their own brand names.

     As the advanced messaging services become more prevalent, the Company expects the price of subscriber units to decrease. As this happens, the Company's retail distribution channel is expected to gain importance.

INTERNATIONAL STRATEGY

     The Company plans to provide messaging services in selected countries on a seamless international network. The Company expects to pursue international opportunities through foreign related entities, interests in joint venture arrangements, or network affiliation agreements between the Company and the owners of foreign networks. Network affiliation agreements provide, with minimal incremental capital investments by the Company, interconnection between the Company's network and the foreign network and roaming capabilities for the Company's and the foreign owner's subscribers. In each country in which the Company plans to offer paging and messaging services, the Company will seek the ability to offer such services on a nationwide frequency common to at least one of the nationwide frequencies it holds in the United States in order to allow a single messaging device to be used in multiple countries. There can be no assurance, however, that in each country in which the Company seeks to expand that a frequency will be available that is common to one of the Company's U.S. nationwide frequencies.

     The Company's international strategy is initially to pursue opportunities in North America, Central America and South America. One of the Company's related companies, PageMart Canada, obtained a nationwide license in Canada in 1995 based on a frequency common to one of its frequencies in the United States. PageMart Canada began providing service in the largest metropolitan areas in Canada to United States and Canadian subscribers beginning in April 1996. The Company also provides paging coverage on the Company's nationwide frequency in the Bahamas, Puerto Rico and the U.S. Virgin Islands through affiliation agreements. In October 1997, the Company expanded services in Mexico, Panama and El Salvador.

     The Company has entered into an exclusive ten-year network affiliation agreement with TelMex through its wholly owned subsidiary, Buscatel. TelMex has acquired in Mexico the same nationwide frequency the Company uses nationwide in the United States and Canada and has installed it in all 33 markets where Buscatel operates. Under the terms of the agreement, the Company and Buscatel will integrate networks to enable efficient, user transparent messaging. The companies will jointly expand coverage, concentrating initially on major cities located along the 2,000-mile United States/Mexico border. The two companies will also jointly market services and co-brand pagers where appropriate. With the addition of Mexico via the TelMex agreement, PageMart offers true NAFTA-wide coverage.

     PageMart has also signed network affiliation agreements with leading paging companies in El Salvador, Nicaragua, Guatemala, Honduras, Costa Rica and Panama. As in the case of Mexico, the same nationwide 900MHz frequency used by the Company has been licensed by the Company's network affiliates in each country. The extension of the companies' services, including roaming, to these areas will allow the PageMart network to offer paging from Canada to the Panama Canal. The Company expanded services into Guatemala and Costa Rica in January 1998, and expects to launch services in Nicaragua, and Honduras in the first half of 1998.

     The common frequency allows the Company and its network affiliates in each country to provide customized coverage that extends beyond the borders of the serving country, using the same pager. For example, a subscriber in New York could choose New York and Toronto or Mexico City coverage.

COMPETITION

     The Company competes primarily on the basis of the price of its equipment and wireless services, quality of service, and its coverage capability. Its competitors include both companies which provide paging or other mobile communications services in local markets in which the Company operates and regional and nationwide paging service providers. These include regional telephone companies and both small and large paging service providers, such as Paging Network, Inc., Metrocall, Inc., AirTouch Communications, Inc., Arch Communications Group, Inc. and Mobile Telecommunications Technologies Corp. Certain of these companies have substantially greater financial, technical and other resources than the Company. In addition, a number of telecommunications carriers (including providers of broadband PCS) have constructed or are in the process of constructing nationwide wireless networks that will compete with the Company's services, including the provision of advanced messaging services. Management believes that the Company's low cost structure and service offerings will enable it to continue to compete effectively.

     A number of competing technologies, including cellular telephone service, broadband and narrowband personal communication services, specialized mobile radio, low speed data networks and mobile satellite services, are used in, or projected to be used for, advanced messaging services. Cellular telephone technology provides an alternative communications system for customers who are frequently away from fixed-wire communications systems (i.e., ordinary telephones). Compared to cellular telephone service, paging service is generally less expensive, offers longer battery life, provides better in-building penetration, extends over wider coverage areas, and is more transportable. For those cellular customers for whom convenience and price are considerations, paging can compete successfully by complementing their cellular usage. Management believes that paging will remain one of the lowest-cost forms of wireless messaging due to the low cost infrastructure associated with paging systems, as well as advances in technology that are expected to reduce paging costs. Broadband personal communications services technologies are currently being offered commercially in some cities, are under development in other areas of the United States, are similar to cellular technology and offer paging services in a single handset. This technology will offer greater capacity for advanced messaging services and, accordingly, is expected to result in greater competition.

     Technological advances in the telecommunications industry have created, and are expected to continue to create, new services and products competitive with the wireless services currently provided by the Company. In addition, certain companies are developing one-way and advanced messaging services which may compete with the one-way and advanced messaging services which the Company expects to provide. There can be no assurance that the Company will not be adversely affected as new competitive technologies become available and are implemented in the future. In addition, the Company may be adversely affected if cellular telephone companies or broadband personal communications service providers begin to provide other wireless services or enter into partnerships with other companies to provide wireless services that complement cellular or broadband PCS services.

GOVERNMENT REGULATION

     Wireless messaging operations are subject to regulation by the FCC under the Communications Act of 1934, as amended (the "Communications Act"), including recent amendments contained in the Telecommunications Act of 1996 (the "1996 Act").

     The Company provides one-way messaging services directly to subscribers over its own transmission facilities. The Company (through subsidiaries) holds two exclusive nationwide one-way licenses, as well as exclusive licenses on various one-way frequencies in certain metropolitan areas, including New York, Los Angeles and Chicago. Additionally, the Company holds a 50 kHz unpaired nationwide NPCS license (the "Nationwide Narrowband License") and five 50/50 kHz paired regional NPCS licenses (the "Regional Narrowband Licenses"); the latter five licenses authorize the Company to operate regional narrowband systems on the same frequencies throughout the continental United States. The Nationwide Narrowband License was granted on September 29, 1994, and the Regional Narrowband Licenses were granted on January 27, 1995. The Nationwide Narrowband License and the Regional Narrowband Licenses will be utilized in connection with its NPCS networks.

     Under FCC rules governing regulation of commercial mobile radio services ("CMRS"), licensees such as the Company must provide interconnection upon reasonable request, must not engage in any unreasonably discriminatory practices and are subject to complaints regarding any unlawful practices. The Company is also subject to provisions that authorize the FCC to provide remedial relief to an aggrieved party upon finding a violation of the Communications Act and related customer protection provisions.

     The Company's CMRS Licenses (the "Licenses") authorize the Company to use the radio frequencies necessary to conduct its paging operations. The Licenses prescribe the technical parameters, such as power output and tower height, under which the Company is authorized to use those frequencies. The Licenses are for varying terms of up to 10 years, at the end of which time renewal applications must be submitted to the FCC for approval. Several of the Company's Licenses expire in 1998 and 1999. In order to be granted the exclusive use of a frequency, the Company is required to construct and maintain a specified minimum number of transmission sites, depending upon the breadth of the exclusivity, each of which is licensed by the FCC (the "Operating Licenses"). Of the Company's approximately 1,800 Operating Licenses, approximately 320 require renewal in 1998. The Nationwide Narrowband License will expire on September 29, 2004 unless renewed by the Company. The Regional Narrowband Licenses will expire on January 27, 2005 unless otherwise renewed. FCC renewals are routinely granted in most cases upon a demonstration of compliance with FCC regulations and adequate service to the public. Although the Company is unaware of the existence of any circumstances which would prevent the grant of any pending or future renewal applications, no assurance can be given that the Licenses will be renewed by the FCC in the future. Furthermore, although revocation and involuntary modification of licenses are extraordinary regulatory measures, the FCC has the authority to restrict the operation of licensed facilities or to revoke or modify licenses. No License of the Company has ever been revoked or modified involuntarily.

     The Company has complied with FCC requirements with respect to the buildout of its existing one-way messaging network. There are separate FCC buildout requirements with respect to the Company's NPCS Licenses. As a nationwide NPCS licensee, the Company must construct base stations that provide coverage to a composite area of 750,000 square kilometers or serve 37.5% of the United States population within five years of the initial license grant date and must construct base stations that provide coverage to a composite area of 1,500,000 square kilometers or serve 75% of the United States population within ten years of the initial license grant date. Additionally, as a regional NPCS licensee, the Company must construct base stations that provide coverage to a composite area of 150,000 square kilometers or serve 37.5% of the population of the service area within five years of its initial license grant date and must construct base stations that provide coverage to a composite area of 300,000 square kilometers or serve 75% of its service area population within ten years of the initial license grant date. Failure to meet the construction requirements will result in forfeiture of the license and ineligibility to regain it.

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

     The Omnibus Budget Reconciliation Act of 1993 (the "Budget Act") imposed a structure of regulatory fees which the Company is required to pay with respect to its Licenses. The FCC increased these fees for fiscal year 1997. The Company believes that these regulatory fees will not have a material adverse effect on the Company's business.

     The FCC, on April 23, 1997, released a Report and Order establishing competitive bidding rules for the remaining NPCS spectrum as well as a Further Notice of Proposed Rulemaking seeking commentary on a proposal to license NPCS spectrum that had previously been held in reserve and on a proposal to modify the existing spectrum allocation plan to aggregate smaller geographic license areas and create additional nationwide NPCS licenses. Adoption of either of these two proposals would increase the amount of nationwide NPCS spectrum available to the public and might negatively impact the value of the nationwide NPCS licenses held by the Company.

     On February 24, 1997, the FCC released its Second Report and Order, which sets a system of competitive bidding ("auctions") to issue licenses for frequencies for which there are mutually exclusive applications. Under the FCC proposal, licenses for individual paging channels for which there are mutually exclusive applications would be auctioned on a geographic basis. In defining the area within which existing users would be protected from interference from the auction winners or neighboring licensees (an area known as an "interference contour"), the FCC created a new methodology that in many instances reduces the size of the area within existing licensees' interference contours. This change, however, does not have an impact on licensees with nationwide exclusivity (such as the Company), because no other operator has the right to apply for such licensees' exclusive frequencies.

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

     In a rulemaking proceeding pertaining to interconnection between local exchange carriers ("LECs") and CMRS providers, the FCC has concluded that LECs are required to compensate CMRS providers for the reasonable costs incurred by such providers in terminating traffic that originates at LEC facilities, and vice versa. With regard to the negotiation of these mutual compensation arrangements, the FCC has concluded that states have the authority under certain circumstances to mandate a "bill and keep" arrangement on negotiating parties (i.e., the LEC and the CMRS provider would charge each other a rate of zero for the termination of the other's traffic). The Company believes that "bill and keep" arrangements, if applied to paging services, would not have a material adverse effect on the Company's business.

     Consistent with this ruling mandating compensation for carriers terminating LEC-originated traffic, the FCC has determined that LECs may not charge a CMRS provider or other carrier for terminating LEC-originated traffic. Some LECs have been reluctant to comply with the FCC orders and have threatened to terminate interconnection arrangements with the Company if it does not agree to pay for dedicated facilities used to terminate LEC-originated traffic. The Company has made certain payments to the LECs under protest and has maintained reserves for payments that the LECs were claiming were due. The FCC's staff recently made it clear that under the FCC's current rules, LECs may not charge CMRS providers for such facilities, although these rules are being reconsidered and may be modified in the near future.

     As a result of the enactment of the 1996 Act, the Company will face additional financial obligations. In November 1996, in response to a directive in the 1996 Act, the FCC adopted new rules that govern compensation to be paid to pay phone providers. After these rules were vacated by the U.S. Court of Appeals for the D.C. Circuit, the FCC released an order mandating that long distance carriers compensate pay phone providers 28.4c for each 800 number, similar toll-free-to-the-caller number and access code (collectively, "800 Number") call during a two-year interim period. The long distance carriers are expected either to pass this cost through to the paging companies that provide 800 Number service to their subscribers or to block pay phone calls to 800 Numbers. This could increase the cost of providing certain 800 Number messaging services or limit the utility of 800 Number service. Petitions for review and stay of this order have been filed with a federal appellate court. Also, in response to changes made by the 1996 Act, the FCC has adopted new rules regarding payments by telecommunications firms into a revamped fund that will provide for the widespread availability of telecommunications services, including to low-income consumers ("Universal Service"). Prior to the implementation of the 1996 Act, Universal Service obligations largely were met by local telephone companies. Under the new rules, all telecommunications carriers, including paging companies, are required to contribute to the Universal Service Fund. Payments into the fund will likely increase the cost of doing business and could make the Company's service less competitive with the other services.

     From time to time, legislation and regulations which could potentially adversely affect the Company are proposed by federal and state legislators and regulators. Legislation is currently in effect in Texas requiring paging companies to contribute a portion of their taxable telecommunications revenues to a Telecommunication Infrastructure Fund created by the state legislature. Management does not believe that the Texas law will have a material adverse effect on the Company's operations and is not aware of any other currently pending legislation or regulations which will have a material adverse impact on the Company's operations. However, there can be no assurance that Federal or other state legislation will not be adopted, or that the FCC or the various state agencies will not adopt regulations or take other actions that would adversely affect the business of the Company.

INTELLECTUAL PROPERTY

     The Company has established an intellectual property program to protect its investment in its messaging services and related proprietary technologies.

     The Company has obtained a United States service mark registration for its PAGEMART word mark. The Company owns registrations for 14 of its other marks in the United States. These federal registrations may be renewed as long as the marks continue to be used in interstate commerce. At December 31, 1997, the Company had 55 service mark/trademark applications pending before the United States Patent and Trademark Office. The Company has also obtained, or is in various stages of applying for, registrations for the PAGEMART mark and several of its other marks in approximately 28 other countries or jurisdictions where the Company conducts or anticipates expanding its international business. The Company has also taken steps to reserve corporate names in certain foreign countries where the Company anticipates expanding its international business.

     At December 31, 1997, the Company had three United States patent applications pending. The inventions claimed in those patent applications cover aspects of the Company's current and possible future messaging systems and related proprietary technologies. The Company is in the process of preparing other United States patent applications. The Company's present intention is not to rely primarily on intellectual property rights to protect or establish further its market position; however, the Company is committed to developing a portfolio of patents that it anticipates may be of value in negotiating intellectual property rights with others in the industry. The Company does not currently intend to broadly license its intellectual property rights.

EMPLOYEES

     At December 31, 1997, the Company had 2,249 full-time employees. No employees of the Company are covered by a collective bargaining agreement, and management believes the Company's relationship with its employees is good.

EXECUTIVE OFFICERS AND DIRECTORS OF REGISTRANT

     The Company's Board of Directors currently consists of seven members, which number may be increased or decreased from time to time so long as there are no fewer than three nor more than twelve members. The directors, executive officers and other key officers of the Company, their positions with the Company, and their ages as of January 31, 1998 are as follows:

             NAME               AGE                      POSITION
             ----               ---                      --------
John D. Beletic...............  46    Chairman and Chief Executive Officer
N. Ross Buckenham.............  40    President
Douglas H. Kramp..............  36    Executive V.P., Strategic Business Units
Douglas S. Glen...............  40    Executive V.P., Strategic Alliances Business
                                      Unit and President, Carrier Services Division
Sandra D. Neal................  49    Executive V.P., Strategic Projects
Frederick G. Anderson.........  46    V.P., General Counsel and Secretary
Allan D. Angus................  47    V.P., Technology
Todd A. Bergwall..............  34    V.P., Law and Assistant General Counsel
Bo Bernard....................  52    V.P., Core Markets Sales
Stephen D. Hansberry..........  50    V.P., Information Systems Operations
Jack D. Hanson................  54    V.P., Network Operations
Frances W. Hopkins............  57    V.P., Customer Advocacy
Thomas C. Keys................  39    V.P., Market Development
Bradley W. Kinzbach...........  42    V.P., Inventory and Distribution
G. Clay Myers.................  38    V.P., Finance, Chief Financial Officer and
                                      Treasurer
Richard S. Nelson.............  49    V.P., International and President of PageMart
                                        International
W. Wayne Stargardt............  45    V.P., Marketing
Paul L. Turner................  39    V.P., Customer Service
Robert H. Niehaus.............  42    Director
Guy L. de Chazal(1)...........  50    Director
Arthur Patterson(1)...........  54    Director
Alejandro Perez Elizondo(2)...  48    Director
Leigh J. Abramson(1)(2).......  29    Director
Pamela D.A. Reeve(1)(2).......  48    Director

---------------

(1) Member of Compensation Committee

(2) Member of Audit Committee

     John D. Beletic, Chairman and Chief Executive Officer. Mr. Beletic joined the Company as President and a director in March 1992. Mr. Beletic became Chief Executive Officer of the Company in February 1994 and Chairman of the Company's Board of Directors in August 1994. In November 1997, Mr. Beletic became the Chairman and Chief Executive Officer when Mr. Buckenham assumed the position of President. Prior to joining the Company, Mr. Beletic spent a year in venture capital, and he served for five years as President and Chief Executive Officer of The Tigon Corporation ("Tigon"), a leading voice mail service provider. Tigon was acquired by Ameritech Development Corporation, a wholly-owned subsidiary of American Information Technologies Corporation in 1988. Before joining Tigon, Mr. Beletic was Senior Vice President of Operations and Chief Financial Officer for five years with VMX, Inc. ("VMX"), a manufacturer of voice mail systems. Mr. Beletic earned his bachelor's degree in finance from Cincinnati's Xavier University and his master's degree in business administration from the Harvard Business School. Mr. Beletic currently serves as a director of Digital Sound Corporation. Within the paging industry, Mr. Beletic currently serves as a director of PCIA, the industry trade association, and President of the Paging Leadership Association.

     N. Ross Buckenham, President. Mr. Buckenham joined the Company in January 1996 as Vice President, PCS Strategy, was promoted to Vice President and General Manager, PCS in September 1996, was promoted to Executive Vice President, General Manager, PCS in May 1997 and was promoted to President in November 1997. Prior to joining the Company, Mr. Buckenham was President of Touchtone Solutions, Inc., a telecommunications and interactive voice response software and services company from 1992 to 1996. From 1984 to 1991, Mr. Buckenham was with Aquanautics Corporation, initially as Vice President of Development then as its President. From 1981 to 1984, Mr. Buckenham was with Bain & Co. as a senior consultant to companies in the voice processing, technology, finance and health care industries. Mr. Buckenham holds an MBA degree from Harvard Business School and a BS degree in Chemical Engineering from Canterbury University, New Zealand.

     Douglas H. Kramp, Executive Vice President, Strategic Business Units. Mr. Kramp joined the Company as a Vice President in August 1993, was promoted to Executive Vice President, National Retail Business Unit in May 1997, and was promoted to Executive Vice President, Strategic Business Units in November 1997. Before joining PageMart, Mr. Kramp was President and co-founder of Artificial Linguistics Inc. ("ALI"), a text management software company, from 1988 to 1993. Before co-founding ALI, Mr. Kramp was responsible for starting up and managing high technology companies for the Hart Group from 1984 to 1988.

     Douglas S. Glen, Executive Vice President, Strategic Alliances Business Unit and President, Carrier Services Division. Mr. Glen has been a Vice President since July 1989 and was promoted to Executive Vice President, Strategic Alliances Business Unit in May 1997, and to President of the newly organized Carrier Services Division of the Company in December 1997. Formerly, Mr. Glen was Regional Manager and Director of Finance and Administration for Multicom, Inc., a subsidiary of PacTel Personal Communications, for three years. Additionally, Mr. Glen was manager of financial control with PepsiCola Bottling Group and a consultant with Arthur Andersen & Co. Mr. Glen served as a director of PCIA, the industry trade association, and Chairman of the Paging and Narrowband PCS Alliance from 1995 to 1997.

     Sandra D. Neal, Executive Vice President, Strategic Projects. Ms. Neal joined the Company as Vice President in July 1992. She was promoted to Executive Vice President, Administration in January 1996 and became Executive Vice President, Strategic Projects in January 1998. Prior to joining the Company, Ms. Neal was Vice President of Customer Service for Tigon, a voice messaging service provider, from 1989 to 1992. Previously, Ms. Neal held the positions of Vice President of Finance and Controller at Tigon from 1986 to 1989. Before joining Tigon, Ms. Neal was a practicing certified public accountant from 1979 to 1986.

     Frederick G. Anderson, Vice President, General Counsel and Secretary. Mr. Anderson joined the Company in August 1997 as Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. Anderson was Senior Vice President, General Counsel and Secretary of American Eagle Group, Inc. from March 1992 through July 1997. American Eagle Group, Inc. is a public specialty property and casualty insurance holding company, and its principal subsidiary, American Eagle Insurance Company, was placed in receivership by the Texas Department of Insurance in December 1997. Prior to joining American Eagle Group, Inc., Mr. Anderson was a partner in the corporate and securities section of Akin, Gump, Strauss, Hauer & Feld, L.L.P., an international law firm.

     Allan D. Angus, Vice President, Technology. Mr. Angus joined the Company in March 1996 as Director of Technology, and was promoted to Director of PCS Technology in September, 1996. He was promoted to Vice President, Technology in December 1997. Prior to joining the Company, Mr. Angus was Manager of Regulatory and Standards for JRC International, Inc. and its predecessor, NovAtel Communications, Ltd., for more than five years, where he served as a representative to American and Canadian technology standards organizations and was instrumental in developing many cellular standards.

     Todd A. Bergwall, Vice President, Law and Assistant General Counsel. Mr. Bergwall joined the Company as Corporate Counsel in June 1994. Mr. Bergwall was also Secretary of the Company from April 1995 through August 1997. Mr. Bergwall was named Vice President, Law and Assistant General Counsel in August 1997. From August 1989 until joining the Company, Mr. Bergwall was engaged in private practice with the Dallas, Texas law firm Winstead Sechrest & Minick, P.C. specializing in corporate and securities law.

     Bo Bernard, Vice President, Core Markets Sales. Mr. Bernard joined the Company in February 1997 as Vice President, Sales. In July 1997, he was promoted to Vice President, Core Markets Sales. Prior to joining the Company, Mr. Bernard was Executive Vice President and co-founder of ProNet, Inc., a formerly publicly traded paging company, from August 1982 to December 1996.

     Stephen D. Hansberry, Vice President, Information Systems Operations. Mr. Hansberry joined the Company in May 1997 as Vice President, Information Systems, and became Vice President Information Systems Operations in January 1998. Prior to joining the Company, Mr. Hansberry was Assistant Store Manager of K-Mart Corporation from December 1995 until May 1997 and Senior Vice President of Systems Development of Citicorp Diners Club from April 1993 until October 1994. Mr. Hansberry was Senior Vice President of Systems Development of Citibank from February 1990 until April 1993.

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

     Frances W. Hopkins, Co-founder, Vice President, Customer Advocacy. Ms. Hopkins co-founded the Company in 1989 and was Executive Vice President, Chief Operations Officer until she left the Company in September 1990 to pursue other business interests. Upon returning in July 1991, she was named Vice President, Division General Manager. In 1995, Ms. Hopkins became Vice President, Customer Advocacy. Before co-founding the Company, Ms. Hopkins was President of Multicom, Inc., a subsidiary of PacTel Personal Communications for six years; President of Gencell, the cellular subsidiary of Communications Industries; and founded TelPage, a regional paging company.

     Thomas C. Keys, Vice President, Market Development. Mr. Keys was named Vice President in September 1994. Previously, Mr. Keys was Sales Director and General Manager from April 1994 to August 1994. Previously, Mr. Keys was the Area Manager for the Company's largest West Coast market for over one year. Before joining the Company, Mr. Keys held the position of Vice President of Sales at S.I.P., Inc., an industrial equipment manufacturer, from December 1991 to December 1992. Previously, Mr. Keys held several key management positions at Metromedia Corporation from August 1990 to December 1991.

     Bradley W. Kinzbach, Vice President, Inventory and Distribution. Mr. Kinzbach joined the Company in February 1994 as Manager, Inventory and Distribution, and was promoted to Vice President, Inventory and Distribution in December 1996. Prior to joining the Company, Mr. Kinzbach was President of BKCM Corporation, a distributor of bottled water, from March 1992 until December 1993 and was Director of Distribution for Blockbuster Entertainment Corporation and held various management positions from February 1986 to February 1992.

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

     Richard S. Nelson, Vice President, International and President of PageMart International. Mr. Nelson was named Vice President, International in March 1996. Formerly, Mr. Nelson was Vice President, Marketing of the Company since June 1992. Before joining the Company, Mr. Nelson was Vice President of Marketing for American Eagle, at American Airlines, where he held various staff positions from 1972 to May 1992.

     W. Wayne Stargardt, Vice President, Marketing. Mr. Stargardt joined the Company in May 1996 as Vice President, Marketing. Prior to joining the Company, Mr. Stargardt served as Vice President of Marketing for Pinpoint Communications Inc., a venture-funded start-up company developing a wireless radiolocation-based mobile data network, from 1991 to January 1996. Pinpoint Communications, Inc. filed a petition in bankruptcy in January 1996 and was subsequently liquidated.

     Paul L. Turner, Vice President, Customer Service. Mr. Turner has been Vice President, Customer Service of the Company since March 1994. Before joining the Company, Mr. Turner was with MCI from 1984 to 1994 in positions of increasing responsibility. From 1990 to 1994 he held various management positions, the most recent being Senior Manager, MCI Consumer Markets.

     Robert H. Niehaus, Director. Mr. Niehaus has been a Director of the Company since February 1998. He has been a Managing Director of Morgan Stanley & Co. Incorporated ("Morgan Stanley") since 1990. He serves as a director of numerous companies including American Italian Pasta Company, Silgan Holdings, Inc., Fort James Corporation, Waterford Wedgwood UK, plc (of which he is Chairman) and several private companies. He is a Managing Director and a director of the general partner of The Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II") and the managing general partner of the general partner of Morgan Stanley Capital Partners III, L.P. ("MSCP III"). Mr. Niehaus was designated by MSLEF II pursuant to the Amended and Restated Stockholders Agreement among the Company and certain stockholders of the Company dated as of May 10, 1996, as amended (the "Stockholders Agreement").

     Guy L. de Chazal, Director. Mr. de Chazal has been a Director of the Company since June 1989. Mr. de Chazal is President and a director of the managing general partner of the general partner of Morgan Stanley Venture Capital Fund, L.P. ("MSVCF") and Morgan Stanley Venture Capital Fund II, L.P. ("MSVCF II") and is a Managing Director of Morgan Stanley. Mr. de Chazal is also a director of several private companies. Mr. de Chazal was designated by MSVCF pursuant to the Stockholders Agreement.

     Arthur Patterson, Director. Mr. Patterson has been a Director of the Company since June 1989 and a Managing Partner of Accel Partners, a venture capital company since 1984. Mr. Patterson is also a director of VIASOFT and the G.T. Global Group of Investment Companies as well as several private software and telecommunications companies. Mr. Patterson was designated by Accel Partners pursuant to the Stockholders Agreement.

     Alejandro Perez Elizondo, Director. Mr. Perez has been a Director of the Company since August 1994. Since 1987, Mr. Perez has been associated with Pulsar, a diversified Mexican company with interests in the insurance, agriculture, telecommunications, finance and other industries, and is currently Vice President of Diversification of Pulsar Internacional, S.A. de C.V. Mr. Perez is also a director of Ionica L3 Ltd. (a public telephone services company located in U.K.), Novaweb Technologies, Inc. (a California modem manufacturing company), Encanto Networks Inc. (a California internet company), Fomento Empresarial Regiomontano, S.A. de C.V. (a Mexico-based holding company with investments in telecommunications companies), and Merkafon (a Mexico-based communications engineering company). Mr. Perez was designated by Pulsar pursuant to the Stockholders Agreement.

     Leigh J. Abramson, Director. Mr. Abramson has been a Director of the Company since August 1994. He is currently a Vice President of Morgan Stanley and an officer of the general partner of MSLEF II and of the general partner of the general partner of MSCP III. Mr. Abramson has been with Morgan Stanley since 1990, first in the Corporate Finance Division and, since 1992, in the Merchant Banking Division. Mr. Abramson is also a Director of Silgan Holdings and Jefferson Smurfit Corporation. Mr. Abramson was designated by MSCP III pursuant to the Stockholders Agreement.

     Pamela D. A. Reeve, Director. Ms. Reeve was elected Director of the Company in April 1996. Ms. Reeve is currently President, Chief Executive Officer and Director of Lightbridge, Inc. ("Lightbridge") and has been with Lightbridge since 1989. Lightbridge develops and manages software used by wireless telecommunications companies across the United States to support sales and marketing applications. Prior to joining Lightbridge, Ms. Reeve spent eleven years at The Boston Consulting Group, with senior operating responsibility for the firm's Boston office. Prior to joining The Boston Consulting Group, Ms. Reeve worked with the National Endowment for the Humanities managing educational projects and with real estate development and manufacturing firms, primarily in operations and marketing. Ms. Reeve is also a director of Natural Microsystems, Inc.

CORPORATE STRUCTURE

     PageMart Wireless was incorporated in Delaware on November 29, 1994 as a wholly-owned subsidiary of PageMart. Effective January 19, 1995, PageMart merged with a wholly-owned subsidiary of PageMart

Wireless, pursuant to which PageMart was the surviving corporation (the "Reorganization"). As part of the Reorganization, each share of outstanding common stock of PageMart was converted into one share of common stock of PageMart Wireless. Upon consummation of the Reorganization, the stockholders of PageMart had the same ownership interest in PageMart Wireless as they had in PageMart, and PageMart Wireless owned all of the capital stock of PageMart. On December 28, 1995, the name of PageMart Wireless was changed from PageMart Nationwide, Inc. to PageMart Wireless, Inc. On January 28, 1998, PageMart was merged into PageMart Wireless, which was the surviving corporation in the merger.

ITEM 2. PROPERTIES

     The principal tangible assets of the Company are its paging network equipment, which includes paging switching terminals, paging transmitters and a host of related equipment such as satellite and digital link controllers, satellite dishes, antennas, cable, etc. The Company continues to add equipment as it expands to new service areas and begins the buildout of its NPCS network. To date, it has not experienced any material difficulty or delay in obtaining equipment as needed.

     The Company acquired the NPCS Licenses in auctions held by the FCC. The NPCS Licenses permit the nationwide operation of NPCS networks with 100kHz of outbound capacity and 50kHz of response capacity.

     The Company generally leases the locations used for its transmission and receiving facilities under operating leases. These leases, which are generally for five years or less, provide for aggregate annual rental charges of approximately $12.2 million as of December 31, 1997. The Company does not anticipate material difficulty in renewing these leases or finding equally suitable alternate facilities on acceptable terms.

     The Company leases approximately 140,000 square feet of office space for its corporate headquarters in Dallas, Texas with an additional 30,000 square feet to be added by May 1998. The lease will have an annual cost of approximately $2.9 million in 1998, and is subject to annual escalations during the term of the lease. The lease expires on January 31, 2008, and the Company has the option to renew it for an additional five year term. The Company leases varying amounts of space for local offices, call centers and other facilities at various locations. Aggregate annual rental charges under these leases were approximately $4.7 million as of December 31, 1997.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these lawsuits will not have a material adverse effect on the results of operations or financial condition of the Company.

     On October 27, 1997, an action against PageMart and Paging Network, Inc. was filed in Superior Court of the State of California, County of San Francisco, by two customers of EconoPage, Inc. ("EconoPage"), a reseller of the Company's services that had resold PageMart's paging services to approximately 38,000 customers. PageMart terminated the reseller agreement due to monetary default by EconoPage. In the complaint, plaintiffs have requested class action status on behalf of EconoPage customers and allege that EconoPage was an agent of PageMart, that PageMart was aware that EconoPage's pricing would not permit it to sustain its business and PageMart permitted EconoPage to continue to enter into service contracts with customers while EconoPage was having serious financial difficulties. The complaint alleges violation of statute, fraud and negligent misrepresentation by PageMart, and requests injunctive relief as well as compensatory, punitive, special and incidental damages in an unspecified amount. PageMart denies all claims and will vigorously defend itself. The Company does not expect the ultimate outcome of this suit to have a material adverse effect on its results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
        MATTERS

     The Company's Class A Common Stock, $0.0001 par value, is listed on the Nasdaq National Market System under the symbol PMWI. There currently is no public market for the Company's Class B, Class C or Class D Common Stock. Class A Common Stock is convertible by certain holders thereof into either Class B or C Common Stock. Classes B, C and D Common Stock are convertible to Class A Common Stock. The following table indicates the high and low sales prices for shares of the Company's Class A Common Stock for the periods from June 13, 1996, the date of the company's initial public offering:

                                                      HIGH      LOW
                                                      ----      ---
1996:
  Second Quarter (from June 13, 1996)...............  $13 1/4  $10
  Third Quarter.....................................  $11 7/8  $ 8 1/4
  Fourth Quarter....................................  $10 1/8  $ 6
1997:
  First Quarter.....................................  $ 7 5/8  $ 4 3/8
  Second Quarter....................................  $ 9 1/2  $ 4 7/8
  Third Quarter.....................................  $11 3/8  $ 7
  Fourth Quarter....................................  $13 1/4  $ 7 1/2

     As of January 31, 1998, the Company's Class A, Class B, Class C and Class D Common Stock was held by approximately 216, 8, 2 and 2 holders of record, respectively.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth-summary historical financial information and operating data for each of the five fiscal years ended December 31, 1997. The financial information and operating data were derived from, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Report.

                                                                    FISCAL YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------------------
                                                    1993         1994          1995           1996           1997
                                                 ----------   ----------   ------------   ------------   ------------
                                                 (IN THOUSANDS, EXCEPT UNIT, ARPU, PER SUBSCRIBER AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Recurring revenues.............................   $ 24,184     $ 56,648     $  101,503     $  153,041     $  206,907
Equipment sales and activation fees............     26,483       53,185         57,688         68,551         70,871
                                                  --------     --------     ----------     ----------     ----------
Total revenues.................................     50,667      109,833        159,191        221,592        277,778
Cost of equipment sold.........................     28,230       57,835         63,982         78,896         86,175
Operating expenses.............................     47,448       85,322        118,557        155,265        194,194
                                                  --------     --------     ----------     ----------     ----------
Operating loss.................................    (25,011)     (33,324)       (23,348)       (12,569)        (2,591)
Interest expense...............................     (6,538)     (12,933)       (30,720)       (35,041)       (38,499)
Interest income................................        428          858          1,997          1,140            501
Other..........................................         --         (414)        (1,042)        (2,128)        (3,298)
                                                  --------     --------     ----------     ----------     ----------
Net loss.......................................   $(31,121)    $(45,813)    $  (53,113)    $  (48,598)    $  (43,887)
                                                  ========     ========     ==========     ==========     ==========
Net loss per common share......................   $  (1.51)    $  (1.72)    $    (1.53)    $    (1.30)    $    (1.10)
Weighted average number of common shares and
  share equivalents outstanding................     20,627       26,574         34,653         37,462         39,922
BALANCE SHEET DATA (AT PERIOD END):
Current assets.................................   $ 51,279     $ 44,397     $   62,535     $   70,572     $   84,133
Total assets...................................     78,773      142,059        263,829        313,620        361,876
Current liabilities............................     20,198       37,966         56,508         62,503        104,973
Long-term debt, less current maturities........     78,359       92,632        219,364        240,687        289,344
Stockholders' equity (deficit).................    (19,784)      11,461        (12,043)        10,430        (32,441)
OTHER DATA:
Units in service (at period end)...............    327,303      772,730      1,240,024      1,859,407      2,530,737
Net subscriber additions.......................    210,269      445,427        467,294        619,383        671,330
ARPU(1)........................................   $   9.81     $   8.64     $     8.62     $     8.04     $     7.80
Operating profit (loss) before selling expenses
  per domestic subscriber per month(2).........      (0.98)        0.90           2.11           2.25           2.54
Selling expenses per net domestic subscriber
  addition(3)..................................         91           81             91             87            100
EBITDA(4)......................................    (19,930)     (25,219)       (10,076)         8,623         27,261
Capital expenditures...........................     10,810       16,719         33,503         63,804         67,506
Dividends paid/declared........................         --           --             --             --             --
Depreciation and amortization..................      5,081        8,105         13,272         21,192         29,852
Deficiency of earnings to fixed charges(5).....    (31,121)     (45,813)       (53,113)       (48,598)       (43,887)

---------------

(1) Average monthly revenue per unit ("ARPU") is calculated by dividing (i) domestic recurring revenues, consisting of fees for airtime, voice mail, customized coverage options, excess usage fees and other recurring revenues and fees associated with the subscriber base for the quarter by (ii) the average number of domestic units in service for the quarter. ARPU is stated as the monthly average for the final quarter of the period.

(2) Operating profit (loss) before selling expenses (selling expenses include loss on sale of equipment) per subscriber for the Company's domestic one-way messaging operations is calculated by dividing (i) recurring revenue less technical expenses, general and administrative expenses, and depreciation and amortization for the final quarter of the period by (ii) the average number of domestic units in service for the final quarter of the period. Stated as the monthly average for the final quarter of the period.

(3) Selling expenses per net domestic subscriber addition for the Company's domestic one-way messaging operations is calculated by dividing (i) selling expenses, including loss on sale of equipment, for the period by (ii) the net domestic subscriber additions for the period.

(4) EBITDA represents earnings (loss) before interest, taxes, depreciation and amortization. EBITDA is a financial measure commonly used in the paging industry. EBITDA is not derived pursuant to generally accepted accounting principles ("GAAP") and therefore should not be construed as an alternative to operating income, as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the financial operations and liquidity of the Company as determined in accordance with GAAP.

(5) For purposes of calculating the deficiency of earnings to fixed charges, (i) earnings is defined as net loss plus fixed charges and (ii) fixed charges as interest expense plus amortization of debt issuance costs and the interest portion of rental and lease expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the results of operations and financial condition of the Company for the three years ended December 31, 1997. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere in this report.

     When used in this discussion, the words "estimate," "project," "plan," "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements as the assumptions or market conditions underlying the forward looking statements may change or prove to be incorrect.

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

     The Company's strategy is to expand its subscriber base to increase profitability and cash flow through greater utilization of its nationwide wireless communications network. From January 1, 1992 to December 31, 1997, the number of units in service increased from 52,125 to 2,530,737. None of the Company's growth is attributable to acquisitions. The Company intends to achieve this growth by promoting its customized paging and other wireless messaging services through its national sales offices, retail distribution channels and private brand strategic alliances with GTE Corporation, Southwestern Bell Mobile Systems, AT&T Wireless Services, WorldCom Network Services, Inc., Ameritech Mobile Services, Inc., EXCEL Communications, Inc., ALLTEL Communications, Inc., Bluegrass Cellular and First Cellular of Southern Illinois, as well as international expansion. Given the fixed operating costs of its wireless networks, administration and selling and marketing expenses associated with its growth strategy, the Company generated operating losses in 1997 from its one-way wireless communications business. In the third quarter of 1997, the Company began generating operating profits in its one-way business and management expects this trend to continue in 1998. In addition, the Company began testing and development of advanced messaging services in 1996, and completed testing and development in 1997. The Company plans to begin implementation in 1998, and expects to incur additional operating losses and make significant capital expenditures during 1998 and 1999. The Company does not anticipate any significant revenues from advanced messaging services during 1998.

     The Company has historically sold, rather than leased, substantially all of the subscriber units used by its subscribers. As a result, the Company has had much less capital invested in subscriber units than other paging carriers since it has recouped a substantial portion of subscriber unit costs upon sale to retailers and subscribers. This has resulted in significantly lower capital expenditures and depreciation expense than if the Company had leased units to its subscribers. In addition, the Company's financial results are much different than other paging carriers that lease subscriber units to subscribers because the Company recognizes the cost of subscriber units sold in connection with adding new subscribers at the time of sale rather than capitalizing and depreciating the cost of subscriber units over periods ranging from three to five years as occurs with paging carriers that lease subscriber units to subscribers. In addition, the Company's retail distribution strategy results in the recognition of expenses associated with subscriber unit sales and other sales and marketing expenses in advance of new subscribers being added to the subscriber base and generating recurring revenues (as retailers carry inventory). The Company expects, however, to lease a substantial portion of its advanced messaging subscriber units because sales of advanced messaging services will initially be dominated by business and corporate customers and because of the higher cost of advanced messaging subscriber units compared to one-way messaging units. The Company may require up to $50 million of financing in order to fund the purchase of such subscriber units and intends to seek off-balance-sheet structures to accomplish such financing. See "-- Liquidity and Capital Resources."

     The Company sells its subscriber units through multiple distribution channels, including direct sales, third party resellers, private brand strategic alliances and local and national retail stores. At December 31, 1997, the Company's total subscriber base was comprised of 26% from the National Retail strategic business unit ("SBU"), 33% from the Private Brand Strategic Alliance SBU and 41% from the National Sales Offices SBU. Selling and marketing expenses are primarily attributable to compensation paid to the Company's sales force, advertising and marketing costs and losses resulting from the fact that, for competitive and marketing reasons, the Company generally sells each new unit to national retailers for less than its acquisition cost. The Company's accounting practices result in selling and marketing expenses, including loss on sale of equipment, being recorded at the time a unit is sold. The Company expects its cost of subscriber units on a per unit basis generally to remain constant or decline only slightly as sales volumes increase. Management anticipates that loss on equipment sold will generally remain constant on a per unit basis for the foreseeable future. Units sold by the Company during a given month may exceed units activated and in service due to inventory stocking and distribution strategies of the retailers. As a result, selling and marketing expenses per net subscriber addition may fluctuate from period to period.

     The Company derives its recurring revenue primarily from fixed periodic fees for services that are not generally dependent on usage. Consequently, the Company's ability to recoup its initial selling and marketing costs, to meet operating expenses and to achieve profitability is dependent on the average length of each customer's subscription period. As long as a subscriber continues to utilize the Company's service, operating results benefit from the recurring payments of the fixed fees without the incurrence of additional selling expenses by the Company. Conversely, operating results are adversely affected by customer disconnections. Each month a percentage of the Company's existing customers have their service terminated for a variety of reasons, including failure to pay, dissatisfaction with service and switching to a competing service provider. The Company's average monthly disconnection rates for the years ended December 31, 1995, 1996, and 1997 were 2.5%, 2.4% and 2.5%, respectively.

     Approximately 90% of the Company's average revenue per unit ("ARPU") is attributable to fixed fees for airtime, coverage options and features. A portion of the remainder is dependent on usage. Management anticipates that the Company's ARPU will decline in the foreseeable future due to a continued higher mix of subscribers added through private brand strategic alliance programs, which yield lower ARPU because strategic alliance partners are generally high volume customers that are charged wholesale airtime rates. However, because private brand strategic alliance partners are responsible for selling and marketing costs, billing, collection and other administrative costs associated with end-users, the Company incurs substantially lower marketing and administrative costs with respect to such subscribers.

RESULTS OF OPERATIONS

     The Company's principal operations to date are its domestic one-way wireless operations. The following discussion of results of operations analyzes the results of the Company's domestic one-way wireless messaging operations, unless otherwise indicated.

     Certain of the following financial information is presented on a per subscriber unit basis. Management of the Company believes that such a presentation is useful in understanding the Company's results because it provides a meaningful comparison period-to-period, given the Company's growth rate and the significant differences in the number of subscribers of other paging companies.

  FISCAL YEARS 1995, 1996 AND 1997

     Units in Service

     Units in service were 1,240,024, 1,851,445 and 2,513,337 as of December 31, 1995, 1996 and 1997, respectively. This represents a domestic annual growth rate of 49% and 36% in 1996 and 1997, respectively. In addition, for the years ended December 31, 1996 and 1997, PageMart Canada's units in service were 13,270 and 29,000, respectively. As a result of its ownership interest in PageMart Canada, the Company's proportional share of the units in service of PageMart Canada was 7,962 and 17,400 units at December 31, 1996 and 1997. The Company has experienced strong growth in units in service due primarily to the success of its sales and marketing strategies in national retail and private brand strategic alliance programs.

     Revenues

     Revenues for the fiscal years 1995, 1996 and 1997 were $159.2 million, $221.6 million and $277.6 million, respectively. Recurring revenues for airtime, voice mail and other services for the same periods were $101.5 million, $153.0 million and $206.9 million, respectively. Revenues from equipment sales and activation fees for 1995, 1996 and 1997 were $57.7 million, $68.6 million and $70.7 million, respectively. The increases in recurring revenues and revenues from equipment sales and activation fees were primarily due to rapid growth in the number of units in service. The increase in equipment sales during 1996 and 1997 was partially offset by a decline in the average price per unit sold.

     The Company's ARPU was $8.62, $8.04 and $7.80 in the final quarter of 1995, 1996 and 1997, respectively. The decline in 1996 and 1997 resulted primarily from an increase in subscribers added through private brand strategic alliance channels. This decrease in ARPU has been offset partially by a higher mix of multi-city, regional and nationwide services as well as increased sales of other value-added services such as voice mail and toll-free numbers.

     Cost of Equipment Sold

     The cost of equipment sold in 1995, 1996 and 1997 was $64.0 million, $78.9 million and $86.0 million, respectively. The change in 1996 was a combination of an increase in the number of units sold and slightly lower average pager prices paid to suppliers. The change in 1997 was primarily due to an increase in the number of units sold. The Company expects pager costs generally to remain constant, with modest reductions in cost to the Company as a result of volume purchases.

     Operating Expenses

     Technical expenses were $25.5 million, $36.7 million and $46.5 million in 1995, 1996 and 1997, respectively. The increases were primarily due to increased telecommunications and site expenses associated with servicing the Company's expanded network and larger subscriber base. On an average monthly cost per unit in service basis, technical expenses were $2.11, $1.98 and $1.78 in 1995, 1996 and 1997, respectively. The per unit decreases were the result of increased operating efficiencies and economies of scale experienced with the growth of the Company's subscriber base.

     Selling expenses in 1995, 1996 and 1997 were $36.1 million, $42.6 million and $50.8 million, respectively. This increase resulted from greater marketing and advertising costs related to the growth in units sold as well as from increased sales compensation because of the addition of sales personnel in existing business units during 1996. During the years ended December 31, 1995, 1996 and 1997, the Company added 467,294, 611,421 and 661,892 net new domestic units in service, respectively. Sales and marketing employees increased from 445 at December 31, 1995 to 552 at December 31, 1996 and then decreased to 505 at December 31, 1997. Management views the net loss on equipment sold to be a component of selling and marketing expenses incurred to add new subscribers. See "-- Management's Presentation of Results of Operations." Selling and marketing expenses per net domestic subscriber addition (including loss on equipment sales) were $91, $87 and $100 for the years ended December 31, 1995, 1996 and 1997, respectively. The increase in 1997 was due to losses recognized on the sale of pagers due to stocking new retail outlets. The Company added 7,394 additional retail outlets during the year including additions from Radio Shack, Eckerd Drug, OfficeMax and Southland (7-Eleven) stores. The losses on equipment sold are recognized when pagers are shipped to the retailers, usually before the units are placed into service, thus increasing selling expenses (including loss on sale of equipment) per net subscriber addition. During the year ended December 31, 1997, the Company incurred $526,000 in selling expenses associated with international operations.

     General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) in 1995, 1996 and 1997 were $43.4 million, $53.7 million and $66.4 million, respectively. This increase was attributable to the Company's expansion of its customer service call centers, information systems and administrative capabilities to support the growing subscriber base which required additional office space, administrative personnel and customer service representatives. On an average cost per month per unit in service basis, general and administrative expenses were $3.59, $2.89 and $2.54 for fiscal years 1995, 1996, and 1997, respectively. The per unit decreases were a result of increased operating efficiencies and economies of scale achieved through the growth of the Company's subscriber base.

     Depreciation and amortization in 1995, 1996 and 1997 was $13.3 million, $21.2 million and $29.7 million, respectively. The increases resulted from the expansion of the Company's network infrastructure including transmitter and terminal equipment, as well as the purchase and development of a new centralized administrative system in 1996 and 1997. As an average cost per month per unit in service, depreciation and amortization was $1.10, $1.14, $1.13 for the years ended December 31, 1995, 1996 and 1997, respectively.

  Interest Expense

     Consolidated interest expense increased from $30.7 million in 1995 to $35.0 million in 1996 and to $38.5 million in 1997. The increases in 1996 and 1997 were primarily the result of the increased interest related to the 15% Notes and the 12 1/4% Notes. Interest expense related to the 12 1/4% Notes was $11.8 million, $13.3 million and $15.1 million in 1995, 1996 and 1997, respectively. Interest expense related to the 15% Notes was $15.3 million, $18.4 million and $21.2 million in 1995, 1996 and 1997, respectively. Interest expense related to vendor financing was $0.9 million in 1997.

 Net Loss

     The Company sustained consolidated net losses in 1995, 1996 and 1997 of $53.1 million, $48.6 million and $43.9 million, respectively, principally due to the cost of funding the growth rate of the Company's subscriber base which resulted in an increase in units sold, selling and marketing expenses and operating expenses.

MANAGEMENT'S PRESENTATION OF RESULTS OF OPERATIONS

  COMPARISON WITH GAAP PRESENTATION

     The Company's audited Consolidated Financial Statements for the years ended December 31, 1995, 1996 and 1997, included elsewhere in this report have been prepared in accordance with generally accepted accounting principles ("GAAP"). For internal management purposes, the Company prepares statements of operations that are derived from the Company's GAAP financial statements but are reordered in a format that management uses for its internal review of the Company's performance and that management believes are useful in understanding the Company's results.

     Management believes that operating profit before selling expenses is a meaningful indicator of the profitability of the Company's installed base of units in service because it measures the recurring revenues received for services less the costs (including depreciation and amortization) associated with servicing that installed base. Operating profit before selling expenses per domestic subscriber per month for the Company's one-way operations has grown from $1.01 during the first quarter of 1995 to $2.54 during the fourth quarter of 1997 due primarily to the Company's increase in subscribers and resulting benefits in economies of scale.

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

                                                                     THREE MONTHS ENDED
                            -----------------------------------------------------------------------------------------------------
                            MARCH 31,     JUNE 30,    SEPT. 30,     DEC. 31,    MARCH 31,     JUNE 30,    SEPT. 30,     DEC. 31,
                               1996         1996         1996         1996         1997         1997         1997         1997
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                         (UNAUDITED)
OPERATING DATA:
Recurring revenues........  $   33,743   $   36,964   $   39,697   $   42,637   $   46,475   $   50,004   $   53,593   $   56,828
Technical expenses........       7,943        8,783        9,725       10,273       10,765       11,385       11,963       12,397
General and administrative
  expenses................      12,792       13,043       13,668       14,162       15,763       15,814       16,957       17,911
Depreciation and
  amortization............       4,248        4,942        5,714        6,288        6,808        7,240        7,626        7,987
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Operating profit before
  selling expenses........       8,760       10,196       10,590       11,914       13,139       15,565       17,047       18,533

Selling expenses(1).......      11,601       12,836       13,588       14,900       15,443       16,556       16,981       17,191
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Operating income (loss)...  $   (2,841)  $   (2,640)  $   (2,998)  $   (2,986)  $   (2,304)  $     (991)  $       66   $    1,342
                            ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
EBITDA....................  $    1,407   $    2,302   $    2,716   $    3,302   $    4,504   $    6,249   $    7,692   $    9,329
                            ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
OTHER DATA:
Units in service(2).......   1,374,146    1,524,297    1,684,937    1,851,445    2,001,525    2,181,775    2,343,299    2,513,337
Net subscriber
  additions...............     134,122      150,151      160,640      166,508      150,080      180,250      161,524      170,038
ARPU(3)...................  $     8.61   $     8.50   $     8.25   $     8.04   $     8.04   $     7.97   $     7.90   $     7.80
National retail outlets...       3,690        4,286        5,025        5,530        7,388       10,412       12,171       12,924
Operating profit before
  selling expenses per
  domestic subscriber per
  month(4)................  $     2.23   $     2.35   $     2.20   $     2.25   $     2.27   $     2.48   $     2.51   $     2.54
Selling expenses per net
  domestic subscriber
  addition(5).............          86           85           85           89          103           92          105          101
Capital employed per unit
  in service(6)...........          41           49           49           43           41           40           36           34

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

(6) Calculated by dividing consolidated total assets (excluding cash, NPCS assets and international investments) minus current liabilities (excluding current maturities of long-term debt) at the end of the period, by domestic units in service at the end of the period.

  SUPPLEMENTARY INFORMATION

     The following table sets forth-supplementary financial information related to the Company's various operations (in thousands):

                                                               FISCAL YEAR ENDED DECEMBER 31, 1995
                                                    ---------------------------------------------------------
                                                     ONE-WAY     ADVANCED
                                                    MESSAGING    MESSAGING     INTERNATIONAL     CONSOLIDATED
                                                    ---------    ---------     -------------     ------------
Revenues..........................................  $159,191     $     --         $   --           $159,191
Operating loss....................................   (22,972)        (376)            --            (23,348)
EBITDA............................................    (9,700)        (376)            --            (10,076)
Total assets .....................................   120,004      140,235          3,590            263,829
Capital expenditures..............................    32,486        1,017             --             33,503

                                                              Fiscal Year Ended December 31, 1996
                                                   ----------------------------------------------------------
                                                    ONE-WAY     ADVANCED
                                                   MESSAGING    MESSAGING    International(1)    Consolidated
                                                   ---------    ---------    ----------------    ------------
Revenues.........................................  $221,592     $     --          $   --           $221,592
Operating loss...................................   (11,465)        (657)           (447)           (12,569)
EBITDA...........................................     9,727         (657)           (447)             8,623
Total assets ....................................   160,858      151,108           1,654            313,620
Capital expenditures.............................    50,838       12,966              --             63,804

                                                              Fiscal Year Ended December 31, 1997
                                                   ----------------------------------------------------------
                                                    ONE-WAY     ADVANCED
                                                   MESSAGING    MESSAGING    International(1)    Consolidated
                                                   ---------    ---------    ----------------    ------------
Revenues.........................................  $277,605     $     --         $   173           $277,778
Operating loss...................................    (1,887)        (207)           (497)            (2,591)
EBITDA...........................................    27,774          (16)           (497)            27,261
Total assets ....................................   177,090      185,943          (1,157)           361,876
Capital expenditures.............................    32,169       35,337              --             67,506

---------------

(1) Expenses reflected in this column are for the Company's international headquarters operations. The Company accounts for its investments in Canada under the equity method. Consequently, the Company's share of expenses from its Canadian operations are not reflected in this table.

SEASONALITY

     Pager usage is slightly higher during the spring and summer months, which is reflected in higher incremental usage fees earned by the Company. The Company's retail sales are subject to seasonal fluctuations that affect retail sales generally. Otherwise, the Company's results are generally not significantly affected by seasonal factors.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations have historically required substantial capital investment for the development and installation of its wireless communications network, the procurement of subscriber units and expansion into new and existing markets. To date, these investments by the Company have been funded by the proceeds from the issuance of common stock, preferred stock, the 12 1/4% Notes, the 15% Notes, as well as borrowings under vendor financing arrangements and the Revolving Credit Agreement (as defined herein).

     Capital expenditures were $33.5 million, $63.8 million and $67.5 million for the years ended December 31, 1995, 1996 and 1997, respectively. Capital expenditures for 1995 related entirely to the Company's one-way messaging operation. Capital expenditures for 1996 include $44.4 million for the Company's one-way messaging operations, $13.0 million related to the development of advanced messaging services, and $6.4 million for the development of the Company's new administrative system. Capital expenditures for 1997 include approximately $35.3 million related to the development of advanced messaging services, $22.7 million for the Company's one-way messaging operations and $9.5 million for the development of the Company's new administrative system. During December 1995, the Company committed to purchase $40 million in network infrastructure equipment from Motorola from December 1, 1995 to October 31, 1999. Through December 31, 1997, the Company had purchased $21.9 million of network infrastructure under this purchase commitment.

     The Company's net cash used in operating activities for the year ended December 31, 1995 was $2.9 million and net cash provided by operating activities for the years ended December 31, 1996 and 1997 was $3.6 million and $37.2 million, respectively. The increased operating cash flow in 1997 was a result of improved operating results from a larger subscriber base. Net cash used in investing activities was $110.2 million, $64.0 million and $68.5 million for the years ended December 31, 1995, 1996 and 1997, respectively. Of the $110.2 million used in investing activities in 1995, $74.1 million was for the acquisition of NPCS Licenses and the remainder was primarily for capital expenditures. The $64.0 million and the $68.5 million used in investing activities in 1996 and 1997, respectively, were primarily for capital expenditures. Net cash provided by financing activities, including borrowings and equity issuances was $125.5 million, $56.0 million and $17.0 million for the years ended December 31, 1995, 1996 and 1997, respectively. Cash provided by financing activities in 1995 resulted primarily from $100.1 million of net proceeds from the issuance of the 15% Notes and non-voting common stock. Cash provided by financing activities in 1996 resulted primarily from $70.5 million in net proceeds received in connection with the initial public offering of the Company's Class A Common Stock. Cash provided by financing activities in 1997 resulted from borrowings of $17.1 million under a vendor financing arrangement. Net increases in borrowings were $128.7 million, $15.8 million and $51.4 million for the years ended 1995, 1996 and 1997, respectively. The net increase in 1995 resulted from the issuance of the 15% Notes, the accretion of the 12 1/4% Notes and borrowings under vendor financing arrangements. The net increases in borrowings for 1996 and 1997 resulted primarily from the accretion of the 12 1/4% Notes and the 15% Notes. In addition, net increases in borrowings for 1997 resulted from borrowings under vendor financing arrangements.

     On January 28, 1998, the Company completed an offering resulting in approximately $249.7 million in gross proceeds of 11 1/4% Senior Subordinated Discount Notes due 2008 (the "Offering"). Simultaneously, with the closing of the Offering, the Company refinanced certain of its outstanding indebtedness, (the "Refinancing"), and modified its corporate structure. The Refinancing consisted of the following: (i) purchasing all of the outstanding 12 1/4% Notes ($136.5 million principal amount at maturity), (ii) the amending of certain terms of the covenants and agreements in the indenture relating to the 15% Notes; and (iii) merging PageMart, Inc. into PageMart Wireless, Inc., with PageMart Wireless, Inc. as the surviving corporation.

     Approximately $130.7 million of the gross proceeds of the Offering was used to purchase all of the outstanding 12 1/4% Notes. The proceeds remaining after offering expenses and refinancing were approximately $107.8 million. The Company intends to use the remaining proceeds to fund the construction of its NPCS network and for general corporate purposes. In connection with the Refinancing, the Company expects to incur an extraordinary charge of approximately $13.9 million related to the early extinguishment of debt in the first quarter of 1998.

     The 11 1/4% Senior Subordinated Discount Notes due 2008 ("11 1/4% Notes"), which are unsecured senior obligations of PageMart Wireless, mature in 2005 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 11 1/4% Notes will cause an increase in indebtedness from January 28, 1998 to February 1, 2008 of $182.3 million. From and after August 1, 2003 interest on the 11 1/4% Notes will be payable semiannually, in cash.

     In March 1997, the Company entered into a vendor financing arrangement with an infrastructure vendor (the "Vendor Financing Arrangement"), providing for the financing of one-way or advanced messaging infrastructure equipment over a period of 60 months up to a maximum aggregate amount of $30 million. Borrowings under the Vendor Financing Arrangement are secured by the equipment purchased. The interest rate applicable to such financing is equal to the sum of 7.00% and the London interbank offered rate ("LIBOR") as published in The Wall Street Journal for three-month maturities or the sum of 4.25% and the

U.S. prime rate of interest as published in The Wall Street Journal. The weighted average interest rate in effect on December 31, 1997 with respect to the Vendor Financing Arrangement was 12.6%.

     In June 1996, the Company sold an aggregate of 6.0 million shares of Class A Common Stock in an initial public offering at a price to the public of $13 per share. The Company received net proceeds of approximately $70.5 million of which approximately $12.9 million was used to retire vendor debt and $11.9 million was used to repay outstanding loans under the Company's Revolving Credit Agreement (as defined below).

     In May 1995, the Company entered into a four year Revolving Credit Agreement with BT Commercial Corporation, as Agent, and Bankers Trust Company, as Issuing Bank, which provides for a $50 million revolving line of credit (the "Revolving Credit Agreement"). As of December 31, 1997 there were no loans outstanding under the Revolving Credit Agreement.

     As of December 31, 1997, the Company had $16.0 million outstanding under the Vendor Financing Arrangement and its indebtedness under the 12 1/4% Notes was $122.7 million and its indebtedness under the 15% Notes was $153.4 million.

     The 15% Notes, which are unsecured senior obligations of Wireless, mature in 2005 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 15% Notes will cause an increase in indebtedness from December 31, 1997 to February 1, 2000 of $53.9 million. From and after August 1, 2000, interest on the 15% Notes will be payable semiannually, in cash.

     The indenture under which the 15% Notes were issued (the "15% Indenture"), the indenture pursuant to which the 11 1/4% Notes were issued (the "11 1/4% Indenture"), the Vendor Financing Arrangement and the Revolving Credit Agreement contain certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets, enter into leases and engage in mergers and consolidations, and the Revolving Credit Agreement requires the Company to maintain certain financial ratios and limits the ability of the Company to make capital expenditures.

     On November 15, 1995, the Company purchased through PageMart International, Inc., 200,000 voting shares of common stock of PageMart Canada, which represents 20% of the ownership of PageMart Canada. PageMart International, Inc. also owns 33% of the voting common stock of the holding company parent of PageMart Canada ("Canada Holding"), which owns the remaining 80% of the voting common stock of PageMart Canada. The Company's initial investment in Canada Holding and PageMart Canada totaled approximately $3.7 million.

     The Company plans to begin the implementation of advanced messaging services during 1998. The Company expects to incur significant capital expenditures and operating losses associated with the implementation and start-up phase for advanced messaging services. The Company anticipates capital expenditures of approximately $90 million in 1998 to construct and deploy an NPCS network, which the Company expects to enable it to market advanced messaging services nationwide by the end of 1998. In addition, the Company expects to incur cash operating expenses of approximately $10 million in 1998. Thereafter, the Company anticipates that the advanced messaging operations will require up to $55 million of additional capital expenditures to complete construction and to add capacity to the network in 1999. In addition, the Company expects the advance messaging operation to require up to $45 million to fund operations and marketing in 1999 and 2000 as the Company's advanced messaging customer base grows. In addition, the Company may require up to $50 million of secured vendor financing to fund the purchase of subscriber units. Although the Company does not currently have a source to fund the purchase of the subscriber units, the Company believes that it will not require such financing until 1999 and thereafter. The Company expects such financing to be available.

     As of December 31, 1997, the Company had approximately $8.3 million in cash and cash equivalents. On January 28, 1998 the Company received net proceeds of approximately $107.8 million from the Offering. At December 31, 1997 the Company's borrowings available under the Revolving Credit Agreement were approximately $41.7 million and borrowings available under the Vendor Financing Arrangement were approximately $13 million. The Company anticipates its one-way messaging operations will generate sufficient cash flows to fund one-way capital expenditures and consolidated working capital requirements for 1998 and 1999. The Company anticipates that its capital resources, combined with anticipated excess cash flows from the Company's one-way messaging operations, will be sufficient to fund the Company's consolidated operations and capital expenditures through 1998 and 1999.

     In 1997, the Company began an evaluation of its computer systems and paging networks for Year 2000 compliance. The Company is aware that it will be required to upgrade certain software systems to a new commercial release that is currently available. Although the Company's evaluation is not yet complete, the Company currently believes that the cost of becoming Year 2000 compliant will not be material to the Company.

     From time to time, the Company will selectively consider potential opportunities to make acquisitions intended to enhance its strategic position in the wireless messaging industry. If the Company were to pursue any such acquisitions, the Company would expect to obtain any necessary financing through additional borrowings and/or equity financing and would need to successfully integrate the acquired business into the existing operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required by this item is contained in this report under the caption "Item 1. Business -- Executive Officers and Directors of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     See "Executive Compensation" in the Company's definitive proxy statement dated February 16, 1998, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement dated February 16, 1998, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Certain Relationships and Related Transactions" in the Company's definitive proxy statement dated February 16, 1998, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this 10-K:

        (1) Financial Statements. See Index to Consolidated Financial Statements on Page F-1 hereof.

        (2) Financial Statement Schedules. See Index to Consolidated Financial Statements on Page F-1 hereof.

        (3) Exhibits Required by Item 601 of Regulation S-K. See Exhibit Index on Page E-1 hereof.

     (b) Reports on Form 8-K

     The following current report on Form 8-K was filed by PageMart Wireless, Inc. during the quarter ended December 31, 1997:

        Current Report on Form 8-K dated November 3, 1997 reporting under Item 5 "Other Events" the Company's proposal to refinance certain of its outstanding indebtedness and modify its corporate structure.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 1998                     PAGEMART WIRELESS, INC.
                                            (Registrant)

                                            By:     /s/ JOHN D. BELETIC
                                              ----------------------------------
                                                       John D. Beletic
                                                 Chairman and Chief Executive
                                                            Officer

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

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

                 /s/ JOHN D. BELETIC                   Chairman and Chief Executive   February 16, 1998
-----------------------------------------------------  Officer (Principal Executive
                   John D. Beletic                     Officer)

                  /s/ G. CLAY MYERS                    Vice President, Finance,       February 16, 1998
-----------------------------------------------------  Chief Financial Officer and
                    G. Clay Myers                      Treasurer (Principal
                                                       Financial and Accounting
                                                       Officer)

                                                       Director                       February   , 1998
-----------------------------------------------------
                  Robert H. Niehaus

                /s/ GUY L. DE CHAZAL                   Director                       February 16, 1998
-----------------------------------------------------
                  Guy L. De Chazal

                /s/ ARTHUR PATTERSON                   Director                       February 16, 1998
-----------------------------------------------------
                  Arthur Patterson

                /s/ LEIGH J. ABRAMSON                  Director                       February 16, 1998
-----------------------------------------------------
                  Leigh J. Abramson

            /s/ ALEJANDRO PEREZ ELIZONDO               Director                       February 16, 1998
-----------------------------------------------------
              Alejandro Perez Elizondo

                /s/ PAMELA D.A. REEVE                  Director                       February 16, 1998
-----------------------------------------------------
                  Pamela D.A. Reeve

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2

Consolidated Balance Sheets as of December 31, 1996 and
  1997......................................................  F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 1995, 1996 and 1997..........................  F-4

Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended December 31, 1995, 1996 and 1997......  F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1995, 1996 and 1997..........................  F-6

Notes to Consolidated Financial Statements..................  F-7

Report of Independent Public Accountants on Financial
  Statement Schedule........................................  S-1

Schedule II -- Valuation and Qualifying Accounts for the
  Years Ended December 31, 1995, 1996, and 1997.............  S-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of PageMart Wireless, Inc.:

     We have audited the accompanying consolidated balance sheets of PageMart Wireless, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PageMart Wireless, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                            /s/ARTHUR ANDERSEN LLP

Dallas, Texas,
February 3, 1998

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1996        1997
                                                                --------    --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 22,603    $  8,337
  Accounts receivable (net of allowance for doubtful
     accounts of $4,776 and $7,170 at December 31, 1996 and
     1997, respectively)....................................      33,446      61,394
  Inventories...............................................      11,702       5,359
  Prepaid expenses and other current assets.................       2,821       9,043
                                                                --------    --------
          Total current assets..............................      70,572      84,133
PROPERTY AND EQUIPMENT (net of accumulated depreciation of
  $48,851 and $76,388 at December 31, 1996 and 1997,
  respectively).............................................      96,943     136,727
NARROWBAND LICENSES.........................................     133,065     133,065
DEFERRED DEBT ISSUANCE COSTS (net of accumulated
  amortization of $4,094 and $4,940 at December 31, 1996 and
  1997, respectively).......................................       6,378       5,532
OTHER ASSETS................................................       6,662       2,419
                                                                --------    --------
          Total assets......................................    $313,620    $361,876
                                                                ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable..........................................    $ 23,186    $ 28,009
  Deferred revenue..........................................      27,047      53,469
  Current maturities of long-term debt......................          --       2,755
  Other current liabilities.................................      12,270      20,740
                                                                --------    --------
          Total current liabilities.........................      62,503     104,973
LONG-TERM DEBT..............................................     240,687     289,344
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.0001 par value per share, 75,000,000
     shares authorized:
     Class A Convertible Common Stock, 33,887,152 shares
      issued at December 31, 1996; 34,115,157 shares issued
      at December 31, 1997..................................           3           3
     Class B Convertible Non-Voting Common Stock, 3,809,363
      shares issued at December 31, 1996 and December 31,
      1997..................................................           1           1
     Class C Convertible Non-Voting Common Stock, 1,428,472
      shares issued at December 31, 1996 and December 31,
      1997..................................................          --          --
     Class D Convertible Non-Voting Common Stock, 679,945
      shares issued at December 31, 1996 and December 31,
      1997..................................................          --          --
  Additional paid-in capital................................     225,661     226,622
  Accumulated deficit.......................................    (214,688)   (258,575)
  Stock subscriptions receivable............................        (547)       (492)
                                                                --------    --------
          Total stockholders' equity (deficit)..............      10,430     (32,441)
                                                                --------    --------
          Total liabilities and stockholders' equity
            (deficit).......................................    $313,620    $361,876
                                                                ========    ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1995       1996       1997
                                                              --------   --------   --------
REVENUES:
  Recurring revenue.........................................  $101,503   $153,041   $206,907
  Equipment revenue.........................................    57,688     68,551     70,871
                                                              --------   --------   --------
          Total revenues....................................   159,191    221,592    277,778
COST OF EQUIPMENT SOLD......................................    63,982     78,896     86,175
OPERATING EXPENSES:
  Technical.................................................    25,679     37,021     46,513
  Selling...................................................    36,094     43,046     51,371
  General and administrative................................    43,512     54,006     66,458
  Depreciation and amortization.............................    13,272     21,192     29,852
                                                              --------   --------   --------
          Total operating expenses..........................   118,557    155,265    194,194
                                                              --------   --------   --------
          Operating loss....................................   (23,348)   (12,569)    (2,591)
OTHER (INCOME) EXPENSE:
  Interest expense..........................................    30,720     35,041     38,499
  Interest income...........................................    (1,997)    (1,140)      (501)
  Other.....................................................     1,042      2,128      3,298
                                                              --------   --------   --------
          Total other (income) expense......................    29,765     36,029     41,296
                                                              --------   --------   --------
NET LOSS....................................................  $(53,113)  $(48,598)  $(43,887)
                                                              ========   ========   ========
NET LOSS PER SHARE
  (Basic and Diluted).......................................  $  (1.53)  $  (1.30)  $  (1.10)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (Basic and
  Diluted)..................................................    34,653     37,462     39,922

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                               COMMON STOCK
                                           --------------------    ADDITIONAL                     STOCK
                                           NUMBER OF                PAID-IN     ACCUMULATED   SUBSCRIPTIONS   TREASURY
                                             SHARES      AMOUNT     CAPITAL       DEFICIT      RECEIVABLE      STOCK      TOTAL
                                           ----------    ------    ----------   -----------   -------------   --------   --------
BALANCE, December 31, 1994...............  29,529,525     $ 3       $124,694     $(112,977)     $   (243)       $(16)    $ 11,461
  Retirement of treasury stock...........   (200,000)      --            (16)           --            --          16           --
  725,445 shares of non-voting common
    stock issued in the Unit Offering....    725,445       --          5,078            --            --          --        5,078
  56,654 shares of common stock issued
    under the stock option/stock issuance
    plan.................................     56,654       --            156            --          (125)         --           31
  3,598,429 shares of common stock issued
    in the 1995 stock offering...........  3,598,429       --         24,689            --          (189)         --       24,500
  Net loss...............................         --       --             --       (53,113)           --          --      (53,113)
                                           ----------     ---       --------     ---------      --------        ----     --------
BALANCE, December 31, 1995...............  33,710,053       3        154,601      (166,090)         (557)         --      (12,043)
  94,879 shares of common stock issued
    under the stock option/stock issuance
    plan/Employee stock purchase plan....     94,879       --            561            --            --          --          561
  Repayment of stock subscriptions
    receivable...........................         --       --             --            --            10          --           10
  6,000,000 shares of common stock issued
    in initial public offering...........  6,000,000        1         70,499            --            --          --       70,500
  Net loss...............................         --       --             --       (48,598)           --          --      (48,598)
                                           ----------     ---       --------     ---------      --------        ----     --------
BALANCE, December 31, 1996...............  39,804,932       4        225,661      (214,688)         (547)         --       10,430
  179,705 shares of common stock issued
    under the stock option/stock issuance
    plan/employee stock purchase plan....    179,705       --            804            --           (45)         --          759
  Exercise of common stock warrants......     48,300       --            157            --            --          --          157
  Repayment of stock subscriptions
    receivable...........................         --       --             --            --           100          --          100
  Net loss...............................         --       --             --       (43,887)           --          --      (43,887)
                                           ----------     ---       --------     ---------      --------        ----     --------
BALANCE, December 31, 1997...............  40,032,937     $ 4       $226,622     $(258,575)     $   (492)       $ --     $(32,441)
                                           ==========     ===       ========     =========      ========        ====     ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1995       1996        1997
                                                              --------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(53,113)  $ (48,598)  $(43,887)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Depreciation and amortization...........................    13,272      21,192     29,852
    Provision for bad debt..................................     6,135       6,986     10,910
    Accretion of discount on Senior Discount Exchange
     Notes..................................................    26,322      30,871     35,431
    Amortization of deferred debt issuance costs............     1,052       2,083        846
    Changes in certain assets and liabilities:
      Increase in accounts receivable.......................   (12,054)    (18,929)   (38,858)
      (Increase) decrease in inventories....................     1,630        (523)     6,343
      (Increase) decrease in prepaid expenses and other
       current assets.......................................    (1,383)         59     (6,222)
      (Increase) decrease in other assets, net..............    (1,350)     (1,052)     3,105
      Increase in accounts payable..........................     6,643          92      4,823
      Increase in deferred revenue..........................     7,447       5,638     26,422
      Increase in other current liabilities.................     2,486       5,744      8,470
                                                              --------   ---------   --------
        Net cash (used in) provided by operating
        activities..........................................    (2,913)      3,563     37,235
                                                              --------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of Narrowband Licenses..........................   (74,079)         --         --
  Purchases of property and equipment.......................   (33,503)    (63,804)   (67,506)
  Release of restricted cash................................        --         500         --
  Other.....................................................    (2,577)       (648)      (992)
                                                              --------   ---------   --------
        Net cash used in investing activities...............  (110,159)    (63,952)   (68,498)
                                                              --------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................    29,578      70,500         --
  Proceeds from issuance of common stock under the stock
    option/stock issuance plan..............................        31         561        759
  Proceeds from conversion of common stock warrants.........        --          --        157
  Proceeds from issuance of Senior Discount Notes, net......    95,001          --         --
  Payment of stock subscriptions receivable.................        --          10        100
  Deferred debt issuance costs incurred for Revolving Credit
    Agreement...............................................    (1,447)        (25)        --
  Borrowings under Revolving Credit Agreement...............        --      31,100      3,000
  Payments under Revolving Credit Agreement.................        --     (31,100)    (3,000)
  Borrowings from vendor financing arrangements.............     6,777          --     17,053
  Payments on vendor financing arrangements.................    (4,402)    (15,027)    (1,072)
                                                              --------   ---------   --------
        Net cash provided by financing activities...........   125,538      56,019     16,997
                                                              --------   ---------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    12,466      (4,370)   (14,266)
CASH AND CASH EQUIVALENTS, beginning of period..............    14,507      26,973     22,603
                                                              --------   ---------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $ 26,973   $  22,603   $  8,337
                                                              ========   =========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................  $  2,146   $   1,231   $  1,306
    Income taxes............................................  $     --   $      --   $     --

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

     The Company has incurred substantial losses from consolidated operations since inception and is highly leveraged. Management expects to continue to incur consolidated operating losses in 1998. In the third quarter of 1997, the Company began generating operating profits in its one-way business and management expects this trend to continue into 1998. The Company's consolidated operating losses will be driven by the Company's investments in new advanced messaging capabilities and the associated investment in the growth of its subscriber base for such services. The Company's business plan calls for substantial growth in its subscriber base in order for the Company to achieve overall operating profitability. There can be no assurance that the Company will meet its business plan or achieve operating profitability. If the Company cannot achieve operating profitability, it may not be able to make the required payments on existing or future obligations or realize its cost in developing the advanced messaging network.

     In January 1998, the Company completed an offering of 11 1/4% Senior Subordinated Discount Notes due 2008, (the "11 1/4% Notes") yielding gross proceeds of approximately $249.7 million. In management's opinion, the remaining proceeds from the Offering, current working capital, cash flow from operations, borrowings expected to be available from the Revolving Credit Agreement, (defined herein), and the Vendor Financing Arrangement, (defined herein), will be sufficient to support the planned growth for its wireless communications operations through 1998, including the planned construction and implementation of a network capable of providing advanced messaging services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The accompanying financial statements include the accounts of Wireless and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

     The Company includes as cash and cash equivalents cash on hand, cash in banks and highly liquid investments with original maturities of three months or less.

INVENTORIES

     Inventories consist of pagers held for resale and are stated at the lower of cost or market. Cost is determined by using the average cost method, which approximates the first-in, first-out method. The Company purchases a majority of its pagers from Motorola, Inc.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and depreciated using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes over estimated useful lives ranging from three to seven years. Depreciation expense totaled approximately $12,683,000, $19,688,000 and $28,690,000 for the years ended December 31, 1995, 1996 and 1997, respectively. The Company purchases a majority of its network equipment from Motorola, Inc. and Glenayre Technologies, Inc. Maintenance and repair costs are charged to expense as incurred.

     Property and equipment consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1996       1997
                                                              --------   --------
Network equipment...........................................  $109,901   $157,543
Computer equipment..........................................    26,268     41,023
Furniture and equipment.....................................     9,625     14,549
                                                              --------   --------
                                                               145,794    213,115
Less: Accumulated depreciation..............................   (48,851)   (76,388)
                                                              --------   --------
                                                              $ 96,943   $136,727
                                                              ========   ========

REVENUE RECOGNITION

     The Company recognizes equipment revenue immediately upon the shipment of pagers adjusted by allowances for normal returns. Recurring revenue, including revenue from airtime charges and fees for other services such as voice mail, customized coverage options and toll-free numbers are recognized in the month in which the service is provided. All expenses related to the sale of equipment are recognized at the time of sale. Deferred revenue represents advance billings for services not yet performed. Such revenue is deferred and recognized in the month in which the service is provided. Patent licensing revenues are recognized on a straight-line basis over the term of the related agreement (see Note 6). Patent licensing revenues of $383,000 are included in recurring revenues in 1995 and $4,596,000 are included in recurring revenues in both fiscal 1996 and 1997, respectively.

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

EARNINGS PER SHARE

     Net loss per share amounts as reflected on the statements of operations are based upon the weighted average number of common shares outstanding. As required by the Securities and Exchange Commission rules, all warrants, options and shares issued during the year immediately preceding the initial public offering in June 1996 are assumed to be outstanding prior to the closing of the initial public offering for all periods presented. Shares issuable upon the exercise of stock options and warrants granted before the year immediately preceding the initial public offering were not included in the net loss per share calculation as the effect from the exercise of those options would be antidilutive.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share," ("SFAS 128"). The Company adopted SFAS 128 for the fiscal year ending

December 31, 1997. SFAS 128 replaces the primary earnings per share calculation with a basic earnings per share calculation and modifies the calculation of diluted earnings per share. Adoption of SFAS 128 did not affect the calculation of earnings per share for the Company.

RECLASSIFICATIONS

     Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

ACCOUNTING FOR LONG-LIVED ASSETS

     In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The Company adopted SFAS 121 for the fiscal year ending December 31, 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires that those assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. SFAS 121 requires that those assets to be disposed of be reported at the lower of the carrying amount or the fair value less cost to sell. Adoption of SFAS 121 did not affect the Company's results of operations for the years ended December 31, 1996 and 1997. The Company will continue to evaluate the effect of SFAS 121 in subsequent periods.

3. NARROWBAND PERSONAL COMMUNICATIONS SERVICES LICENSES

     During July and December 1994, the Company participated in auctions of Narrowband Personal Communications Services ("NPCS") licenses frequencies conducted by the FCC. As a result of the auctions, the Company was awarded two nationwide NPCS licenses for a total purchase price of approximately $133 million. Amortization of the NPCS licenses will commence when placed in service. The NPCS licenses will be amortized over a period not to exceed 40 years. The Company estimates that amortization of the NPCS licenses will commence in the fourth quarter of 1998. The Company intends to follow the provisions of Statement of Financial Accounting Standards No. 34 "Capitalization of Interest Cost" with respect to its NPCS licenses and the related construction of its advanced messaging network.

4. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     Effective November 15, 1995, PageMart International, Inc. purchased 200,000 shares of common stock of PageMart Canada Limited ("PageMart Canada") which represents 20% of the ownership of PageMart Canada. The remaining 800,000 shares (representing 80% of the ownership) is held by PageMart Canada Holding Corporation ("Canada Holding"). Canada Holding is owned 50% (1,000,000 shares of Class A Common Stock) by third-party Canadian investors unrelated to PageMart and 50% (1,000,000 shares of Class B Common Stock) by PageMart International, Inc. The common shares have identical economic rights. However, voting control of Canada Holding is held by the Class A Common Stockholders as the Class A shares have two votes per share. The Company accounts for its investments in PageMart Canada and Canada Holding under the equity method. Such investments are included in Other Assets in the Consolidated Balance Sheets.

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

5. LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1997
                                                              --------    --------
12 1/4% Senior Discount Exchange Notes, face amount $136,500
  due November 1, 2003, at accreted value...................  $107,947    $122,720
15% Senior Discount Exchange Notes, face amount $207,270 due
  February 1, 2005, at accreted value.......................   132,740     153,398
Vendor Financing Arrangement of $30 million, bearing
  interest at the sum of 7.00% and the London interbank
  offered rate for three month maturities, or the sum of
  4.25% and the U.S. prime rate. (Based upon rates quoted by
  The Wall Street Journal, effective interest rates ranged
  from 12.44% to 12.72% at December 31, 1997.)..............        --      15,981
                                                              --------    --------
          Total debt........................................   240,687     292,099
          Less: Current maturities..........................        --      (2,755)
                                                              --------    --------
          Long-term debt....................................  $240,687    $289,344
                                                              ========    ========

     On January 28, 1998, the Company, in a private offering, raised approximately $249.7 million in gross proceeds of 11 1/4% Senior Subordinated Discount Notes due 2008 (the "Offering"). Simultaneously, with the closing of the Offering, the Company refinanced certain of its outstanding indebtedness, (the "Refinancing"), and modified its corporate structure. The Refinancing consisted of: (i) purchasing all of the outstanding 12 1/4% Notes (defined below); (ii) amending certain terms of the covenants and agreements in the indenture relating to the Company's 15% Notes (defined below); and (iii) merging PageMart, Inc. into PageMart Wireless, Inc., with PageMart Wireless, Inc. as the surviving corporation (the "Merger").

     Approximately $130.7 million of the net proceeds of the Offering was used to finance the retirement of the 12 1/4% Notes (defined below). The proceeds remaining after expenses of the Offering and Refinancing were approximately $107.8 million. In connection with the Refinancing, the Company estimates that an extraordinary charge of approximately $13.9 million related to the early extinguishment of debt will be incurred in the first quarter of 1998.

     In October 1993, the Company completed an offering in which it issued $136.5 million principal amount (at maturity) of 12 1/4% Senior Discount Notes due 2003 (the "12 1/4% Notes") with an initial accreted value of $71.6 million together with warrants to purchase 627,900 shares of its common stock for $3.26 per share.

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

     The 11 1/4% Notes, the 12 1/4% Notes and the 15% Notes carry certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, create liens, sell assets, engage in mergers and consolidations, and enter into transactions with any holder of 5% or more of any capital stock of the Company or any of its affiliates. The Company is in compliance with all such restrictive covenants.

     In March 1997, the Company entered into a vendor financing arrangement with an infrastructure vendor (the "Vendor Financing Arrangement"), providing for the financing of one-way or advanced messaging infrastructure equipment over a period of 60 months up to a maximum aggregate amount of $30 million. Borrowings under the Vendor Financing Arrangement are secured by the equipment purchased. The interest rate applicable to such financing is equal to the sum of 7.00% and the London interbank offered rate ("LIBOR") as published in The Wall Street Journal for three-month maturities or the sum of 4.25% and the U.S. prime rate of interest as published in The Wall Street Journal. The weighted average interest rate in effect on December 31, 1997 with respect to the Vendor Financing Arrangement was 12.63%.

     On May 11, 1995, the Company entered into a four year Revolving Credit Agreement with BT Commercial Corporation, as Agent, and Bankers Trust Company, as Issuing Bank, which provides for a $50 million revolving line of credit (the "Revolving Credit Agreement"). As of December 31, 1997, there were no loans outstanding under the Revolving Credit Agreement. The maximum amount available under the Revolving Credit Agreement at any time is limited to a borrowing base amount equal to the lesser of (i) a specified percentage of eligible accounts receivable and inventory owned by Wireless, and (ii) an amount equal to the service contribution of the Company as defined in the Revolving Credit Agreement for the immediately preceding three-month period times 4.0. The interest rate applicable to loans under the Revolving Credit Agreement is, at the option of Wireless, either at a prime rate plus 1 1/4% or a Eurodollar rate plus 2 1/2%. Commitments under the Revolving Credit Agreement expire and all loans thereunder will be due and payable on March 31, 1999.

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

     The Revolving Credit Agreement is secured by all trade receivables and inventory owned by Wireless from time to time and by all of the capital stock of PageMart owned by Wireless. As of December 31, 1997, the maximum amount available under the Revolving Credit Agreement was $41.7 million.

     On January 15, 1998, the Company amended the Revolving Credit Agreement to provide for the changes in debt and corporate structure that occurred with the Refinancing and the Merger.

     Maturities of long-term debt and capital lease obligations are as follows (in thousands):

FOR THE YEAR ENDING
   DECEMBER 31,
-------------------
   1998.................................................................  $  2,755
   1999.................................................................     3,123
   2000.................................................................     3,541
   2001.................................................................     4,015
   2002.................................................................     2,547
   Thereafter...........................................................   276,118
                                                                          --------
                                                                          $292,099
                                                                          ========

6. COMMITMENTS AND CONTINGENCIES

     The Company has entered into various operating lease agreements for office space, office equipment and transmission equipment sites. Total rent expense for 1995, 1996 and 1997 was approximately $8,471,000, $13,496,000 and $18,379,000, respectively.

     Future minimum lease payments related to the Company's operating leases are as follows (in thousands):

FOR THE YEAR ENDING                                                        OPERATING
   DECEMBER 31,                                                             LEASES
-------------------                                                        ---------
   1998..................................................................   $14,446
   1999..................................................................     12,228
   2000..................................................................     10,038
   2001..................................................................      7,557
   2002..................................................................      5,086
   Thereafter............................................................     19,769
                                                                            -------
   Total minimum lease payments..........................................   $69,124
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

     In December 1995, the Company transferred certain intellectual property to a significant vendor in exchange for certain benefits which will be recognized over a forty-seven month period. The Company also committed to purchase $40 million in network infrastructure equipment over a forty-seven month period as part of this transaction. Through December 31, 1997, the Company had purchased $21.9 million of network infrastructure under this purchase commitment.

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

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1996 and 1997, are as follows (in thousands):

                                                      DECEMBER 31, 1996     DECEMBER 31, 1997
                                                     -------------------   -------------------
                                                     CARRYING     FAIR     CARRYING     FAIR
                                                      AMOUNT     VALUE      AMOUNT     VALUE
                                                     --------   --------   --------   --------
Cash and cash equivalents.........................   $ 22,603   $ 22,603   $  8,337   $  8,337
Long-term debt....................................   $240,687   $250,156   $292,099   $263,281

8. STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK

     Under the Company's Certificate of Incorporation, the Board of Directors has the power to authorize the issuance of one or more classes or series of preferred stock and to fix the designations, powers, preferences and relative, participating, optional or other rights, if any, and the qualifications, limitations or restrictions thereof, if any, with respect to each such class or series of preferred stock. At December 31, 1996 and 1997, there were 10 million shares of preferred stock authorized with a par value of $.0001 and none of the authorized shares of preferred stock were issued and outstanding.

COMMON STOCK

     In October 1993 in connection with issuance of the 12 1/4% Notes (see Note
5), the Company issued warrants to purchase 627,900 shares of its common stock for $3.26 per share. The warrants were valued at $5.50 per share at the date issued. The warrants may be exercised at any time prior to December 31, 2003. Warrants that are not exercised by such date will expire. As of December 31, 1997, 579,600 of the warrants were outstanding.

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

                                                                           SHARES ISSUED AND
                                                                              OUTSTANDING
                                                                        -----------------------
                                                                             DECEMBER 31,
                                                             SHARES     -----------------------
                                                           AUTHORIZED      1996         1997
                                                           ----------   ----------   ----------
Class A Convertible Common Stock, $.0001 par value per
  share (the "Class A Common Stock")....................   60,000,000   33,887,152   34,115,157
Class B Convertible Non-Voting Common Stock, $.0001 par
  value per share (the "Class B Common Stock")..........   12,000,000    3,809,363    3,809,363
Class C Convertible Non-Voting Common Stock, $.0001 par
  value per share (the "Class C Common Stock")..........    2,000,000    1,428,472    1,428,472
Class D Convertible Non-Voting Common Stock, $.0001 par
  value per share (the "Class D Common Stock")..........    1,000,000      679,945      679,945
                                                           ----------   ----------   ----------
                                                           75,000,000   39,804,932   40,032,937
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

     Class A Common Stock, Class B Common Stock and Class C Common Stock are convertible by certain institutional investors subject to voting control and regulatory restrictions at any time at the option of the holder, in accordance with the terms of the Amended Certificate. Class A Common Stock is convertible by certain holders thereof into either Class B or C Common Stock. Classes B, C and D Common Stock are convertible to Class A Common Stock.

     The Stockholders' Agreement provides that the parties thereto ("Holders") shall collectively have the right to "demand" registrations at any time. Pursuant to these "demand" rights, Holders of common stock (the "Registrable Securities") may request in writing that the Company file a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), covering the registration of a number of shares equal to at least three million shares or a lesser number if such number represents a majority of the Registrable Securities then outstanding.

     On March 20, 1995, the Company granted to a strategic partner warrants to purchase a total of 206,748 shares of the Company's common stock at an exercise price of $10.00.

     On June 19, 1996, the Company issued an aggregate of 6,000,000 shares of Class A Common Stock in an initial public offering at a price of $13.00 per share. The Company received proceeds from the initial public offering of approximately $70.5 million after deducting underwriting discounts, commissions, fees and expenses associated with the initial public offering. Upon receipt of the net proceeds, the Company retired vendor debt of approximately $12.9 million and repaid approximately $11.9 million of loans outstanding under the Company's Revolving Credit Agreement.

     Following is a schedule of common stock reserved at December 31, 1997:

                                                               SHARES
                                                              ---------
Exercise of common stock warrants...........................    786,348
Stock option/stock issuance plan............................  6,488,928
Employee Stock Purchase Plan................................    424,109
Non-Employee/Director Stock Option Plan.....................     75,000
                                                              ---------
                                                              7,774,385
                                                              =========

9. STOCK OPTION/STOCK ISSUANCE/STOCK PURCHASE PLANS

                            STOCK COMPENSATION PLANS

     At December 31, 1997, the Company has three stock-based compensation plans, the 1991 Stock Option/Issuance Plan, the 1996 Nonqualified Stock Option Plan for Non-Employee Directors and the Employee Stock Purchase Plan. The Company applies Accounting Principles Board Opinion 25 and related Interpretations to account for expenses related to its plans. Accordingly, no compensation costs have been recognized for its fixed option plans or its employee stock purchase plan. If compensation costs for these plans had been determined based on the fair value at the grant dates for awards under the plans consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                          1995       1996       1997
                                                        --------   --------   --------
Net loss (in 000's).....................  As reported   $(53,113)  $(48,598)  $(43,887)
                                          Pro forma      (53,380)   (50,095)   (46,568)
Basic and diluted earnings per share....  As reported   $  (1.53)  $  (1.30)  $  (1.10)
                                          Pro forma        (1.54)     (1.34)     (1.17)

     As the Employee Stock Purchase Plan and the 1996 Nonqualified Stock Option Plan for Non-Employee Directors were adopted in 1996, 1995 pro forma balances do not include expenses for these plans.

                            FIXED STOCK OPTION PLANS

     The Company has two fixed stock option plans. Under the Fifth Amended and Restated 1991 Stock Option Plan, ("1991 Plan"), the Company may grant options to its employees for up to 7,500,000 shares of Class A Common Stock. Under the 1996 Nonqualified Stock Option Plan for Non-Employee Directors, ("Directors Plan"), the Company may grant options to its non-employee directors for up to 100,000 shares of common stock. Under both plans, the exercise price of each option equals the market price of the Company's stock at the close of the market on the date of grant and an option's maximum term is 10 years. Options are granted at various times during the year and vest over a five year period under the 1991 Plan and over a three year period under the Directors Plan. Both plans are administered by the Board of Directors.

     Under the provisions of the Third Amended and Restated 1991 Stock Issuance Plan, the Company may also issue stock to employees. The stock vests over a period not to exceed forty-eight months. Additional vesting occurs upon death or disability. Upon the termination of an officer, the Company can repurchase the unvested stock at cost. Under the Plan, the Company issued 300,000 shares to an officer during 1992 at $0.326 per share. All awards under the Plan have been made at a price at or above the estimated fair value of the Company's common stock at the date of grant.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995, 1996 and 1997:

dividend yield of 0 percent for all years; expected volatility of 40 percent for 1995 and 1996 and 47.3 percent for 1997 for the 1991 Plan and 40 percent for 1996 and 1997 for the Directors Plan, risk-free interest rates average 6.44 percent in 1995, 6.35 percent in 1996 and 6.31 percent in 1997 for the 1991 Plan and 6.67 percent in 1996 and 1997 for the Directors Plan; and expected lives of
8.23 years for 1995 and 1996 and 8.69 for 1997 for the 1991 Plan and 8.23 years for 1996 and 1997 for the Directors Plan.

     A summary of the status of the Company's 1991 Plan as of December 31, 1995, 1996 and 1997 and the Directors Plan as of December 31, 1996 and 1997 and changes during the years ending on these dates is presented below:

                                   1991 PLAN

                                                 1995                1996                1997
                                           -----------------   -----------------   -----------------
                                                    WEIGHTED            WEIGHTED            WEIGHTED
                                                    AVERAGE             AVERAGE             AVERAGE
                                           SHARES   EXERCISE   SHARES   EXERCISE   SHARES   EXERCISE
                                           (000)     PRICE     (000)     PRICE     (000)     PRICE
                                           ------   --------   ------   --------   ------   --------
Outstanding at beginning of year........   1,597     $4.83     2,669     $6.59      3,473    $7.09
Granted.................................   1,205      8.84     1,126      8.49      2,502     8.36
Exercised...............................     (37)     4.12       (64)     5.24       (135)    4.19
Forfeited...............................     (96)     5.82      (258)     8.51     (1,564)    9.28
                                           -----               -----               ------
Outstanding at end of year..............   2,669     $6.59     3,473     $7.09      4,276    $7.12
                                           =====               =====               ======

Options exercisable at year-end.........     583               1,077                1,502
                                           =====               =====               ======

Weighted-average fair value of options
  granted during the year...............             $5.07               $5.02               $4.74
                                                     =====               =====               =====

                                 DIRECTORS PLAN

                                                            1996                         1997
                                                 --------------------------   --------------------------
                                                                WEIGHTED                     WEIGHTED
                                                 SHARES         AVERAGE       SHARES         AVERAGE
                                                 (000)       EXERCISE PRICE   (000)       EXERCISE PRICE
                                                 ------      --------------   ------      --------------
Outstanding at beginning of year...............     --           $   --          25           $12.00
Granted........................................     25            12.00          --               --
Exercised......................................     --               --          --               --
Forfeited......................................     --               --          --               --
                                                 -----                        -----
Outstanding at end of year.....................     25           $12.00          25           $12.00
                                                 =====                        =====

Options exercisable at year-end................      6                           15
                                                 =====                        =====

Weighted-average fair value of options granted
  during the year..............................                  $ 7.04                       $   --
                                                                 ======                       ======

     The following table summarized information about fixed stock options outstanding at December 31, 1997:

                                OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                  -----------------------------------------------   ----------------------------
                    NUMBER       WEIGHTED-AVG.                        NUMBER
   RANGE OF       OUTSTANDING      REMAINING       WEIGHTED-AVG.    EXERCISABLE   WEIGHTED-AVG.
EXERCISE PRICES   AT 12/31/97   CONTRACTUAL LIFE   EXERCISE PRICE   AT 12/31/97   EXERCISE PRICE
---------------   -----------   ----------------   --------------   -----------   --------------
1991 PLAN

$ 0.00 to  2.00      202,000           4.2             $ 1.01          202,000        $ 1.01
  2.01 to  4.00      412,000           5.4               3.26          365,000          3.26
  4.01 to  6.00      126,000           8.7               5.61           18,000          5.00
  6.01 to  8.00    2,279,000           8.5               6.89          904,000          6.95
  8.01 to 10.00    1,241,000           9.8               9.93            8,000         10.00
 10.01 to 12.00       16,000           8.4              10.83            5,000         10.85
                   ---------                                         ---------
                   4,276,000           8.4               7.12        1,502,000          5.27
                   =========                                         =========

DIRECTORS PLAN

$ 0.00 to 12.00       25,000           8.2             $12.00           15,000        $12.00
                   =========                                         =========

                          EMPLOYEE STOCK PURCHASE PLAN

     Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 500,000 shares of common stock to its eligible employees. Under terms of the Plan, employees can choose on January 1 and July 1 of each year to have a portion of their earnings not to exceed $25,000 of market value per year withheld to purchase the Company's common stock. The purchase price of the stock is 90 percent of the lower of the market price on the grant date or the market price on the June 30 or December 31 immediately following the grant date of an option. Under the Plan, the Company sold 31,275 shares to employees in 1996 and 44,616 shares in 1997. Compensation cost is recognized for the fair value of the employees's purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1996 and 1997: dividend yield of 0 percent; an expected life of 0.5 years; expected volatility of 40 percent in 1996 and
47.3 percent in 1997; and a risk-free interest rate of 6.27 percent in 1996 and
5.37 percent in 1997. The weighted-average fair value of those purchased rights granted in 1996 was $2.14 and $1.65 in 1997.

10. FEDERAL INCOME TAXES

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 requires an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events which have been recognized in the Company's financial statements. The Company had approximately $149.2 million and $157.5 million of net operating loss carryforwards for federal income tax purposes at December 31, 1996 and 1997, respectively. The net operating loss carryforwards will expire in the years 2004 through 2012 if not previously utilized. The utilization of these carryforwards is subject to certain limitations. Of the net operating loss carryforwards at December 31, 1997, management has estimated that approximately $38.9 million is subject to an annual utilization limit of $4.8 million.

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

                                                     DECEMBER 31,                DECEMBER 31,
                                                         1996         CHANGE         1997
                                                     ------------    --------    ------------
Gross deferred tax asset:
  Net operating loss carryforwards.................    $ 50,741      $  2,804      $ 53,545
  Bad debt reserve.................................       3,115         1,094         4,209
  Inventory reserve................................       1,527         1,940         3,467
  Accretion of Senior Discount Notes...............      23,497        12,047        35,544
  Other............................................         782           597         1,379
                                                       --------      --------      --------
                                                         79,662        18,482        98,144
Gross deferred tax liability:
  Depreciation.....................................      (6,999)       (4,290)      (11,289)
                                                       --------      --------      --------
                                                         72,663        14,192        86,855
     Valuation allowance...........................     (72,663)      (14,192)      (86,855)
                                                       --------      --------      --------
     Net deferred tax asset........................    $     --      $     --      $     --
                                                       ========      ========      ========

11. RELATED-PARTY TRANSACTIONS

     In connection with the Unit Offering completed in 1995 (see Note 5), the Company incurred $3.8 million in fees to an affiliate of a shareholder. In addition, an affiliate of a shareholder acted as an underwriter of the Company's initial public offering in June 1996 and received $2.0 million in compensation in the form of an underwriter's discount. An affiliate of a shareholder also acted as placement agent for the Offering (see Note 5) and received compensation from the Company in the amount of $8.1 million for acting in such capacity.

     As of December 31, 1997, the president and certain other officers of the Company are indebted to the Company in the aggregate amount of $617,225 under promissory notes issued in connection with the purchase of the Company's common stock and for general purposes (the "Notes"). The Notes have terms ranging from three to four years and are secured by common stock owned by the officers. The Notes bear interest at the Applicable Federal Rate in effect on the date of issuance as published by the Internal Revenue Service. Interest rates on the Notes range from 3.55% to 6.90%. Interest is due and payable annually beginning on the first anniversary of the date of each Note. All Notes are included in Stock Subscriptions Receivable and Accounts Receivable in the Consolidated Balance Sheets.

12. SUPPLEMENTARY INFORMATION

     The following table sets forth supplementary financial information related to the Company's various operations (in thousands):

                                                          FISCAL YEAR ENDED DECEMBER 31, 1995
                                                -------------------------------------------------------
                                                 ONE-WAY    ADVANCED
                                                MESSAGING   MESSAGING    INTERNATIONAL     CONSOLIDATED
                                                ---------   ---------    -------------     ------------
Revenues......................................  $159,191    $     --        $     --         $159,191
Operating loss................................   (22,972)       (376)             --          (23,348)
EBITDA(1).....................................    (9,700)       (376)             --          (10,076)
Total assets..................................   120,004     140,235           3,590          263,829
Capital expenditures..........................    32,486       1,017              --           33,503

                                                          FISCAL YEAR ENDED DECEMBER 31, 1996
                                                -------------------------------------------------------
                                                 ONE-WAY    ADVANCED
                                                MESSAGING   MESSAGING   INTERNATIONAL(2)   CONSOLIDATED
                                                ---------   ---------   ----------------   ------------
Revenues......................................  $221,592    $     --        $     --         $221,592
Operating loss................................   (11,465)       (657)           (447)         (12,569)
EBITDA(1).....................................     9,727        (657)           (447)           8,623
Total assets..................................   160,858     151,108           1,654          313,620
Capital expenditures..........................    50,838      12,966              --           63,804

                                                          FISCAL YEAR ENDED DECEMBER 31, 1997
                                                -------------------------------------------------------
                                                 ONE-WAY    ADVANCED
                                                MESSAGING   MESSAGING   INTERNATIONAL(2)   CONSOLIDATED
                                                ---------   ---------   ----------------   ------------
Revenues......................................  $277,605    $     --        $    173         $277,778
Operating loss................................    (1,887)       (207)           (497)          (2,591)
EBITDA(1).....................................    27,774         (16)           (497)          27,261
Total assets..................................   177,090     185,943          (1,157)         361,876
Capital expenditures..........................    32,169      35,337              --           67,506

---------------

(1) EBITDA represents earnings (loss) before interest, taxes, depreciation and amortization.

(2) Expenses reflected in this table are for the Company's international headquarters operations. The Company accounts for its investments in Canada under the equity method. Consequently, the Company's share of expenses from its Canadian operations are not reflected in this table.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of PageMart Wireless, Inc.:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of PageMart Wireless, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 3, 1998. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            /s/ARTHUR ANDERSEN LLP

Dallas, Texas,
February 3, 1998

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

            COLUMN A                 COLUMN B             COLUMN C             COLUMN D       COLUMN E
                                                         ADDITIONS
                                                  ------------------------
                                    BALANCE AT    CHARGED TO    CHARGED TO
                                    BEGINNING     COSTS AND       OTHER                      BALANCE AT
           DESCRIPTION              OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS    END OF PERIOD
           -----------              ----------    ----------    ----------    ----------    -------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31, 1997.....     $4,776       $10,910        $   --        $8,516(a)      $7,170
Year Ended December 31, 1996.....     $4,534       $ 6,986        $   --        $6,744(a)      $4,776
Year Ended December 31, 1995.....     $1,388       $ 6,135        $   --        $2,989(a)      $4,534

---------------

(a) Accounts written off as uncollectible, net of recoveries.

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                 DESCRIPTION OF EXHIBIT
        -------                               ----------------------
          3.1              Restated Certificate of Incorporation of PageMart Wireless,
                           Inc. (filed as an exhibit to the Registration Statement on
                           Form S-1 of the Company (Reg. No. 33-03012), and
                           incorporated herein by reference).
          3.2              Certificate of Amendment to Restated Certificate of
                           Incorporation of PageMart Wireless, Inc. (filed as an
                           exhibit to the Registration Statement on Form S-1 of the
                           Company (Reg. No. 33-03012), and incorporated herein by
                           reference).
          3.3              By-laws of PageMart Wireless, Inc.
          4.1              Indenture, dated as of January 28, 1998, between PageMart
                           Wireless, Inc. and United States Trust Company of New York,
                           as Trustee, relating to the 11 1/4% Senior Subordinated
                           Discount Notes due 2008.
          4.2              Indenture, dated as of January 17, 1995, between PageMart
                           Wireless, Inc. and United States Trust Company of New York,
                           as Trustee, relating to the 15% Senior Discount Notes due
                           2005. (filed as an exhibit to the Registration Statement on
                           Form S-1 of the Company (Reg. No. 33-91142), and
                           incorporated herein by reference).
          4.3              First Supplemental Indenture, dated as of December 31, 1997, among PageMart Wireless, Inc. and United States Trust
                           Company of New York, as Trustee (filed as an exhibit to the
                           Form 8-K of the Company dated January 28, 1998, and
                           incorporated herein by reference).
         10.1              Warrant Agreement, dated as of October 19, 1993, between
                           PageMart, Inc. and United States Trust Company of New York,
                           as Warrant Agent, relating to the Warrants to purchase
                           Common Stock of the Company (filed as an exhibit to the Form
                           10-K of the Company for the fiscal year ended December 31,
                           1994, and incorporated herein by reference).
         10.2              Telecommunications Service Agreement, dated May 29, 1992,
                           between PageMart, Inc. and Wiltel, Inc. (filed as an exhibit to the Registration Statement on Form S-1 of the Company
                           (Reg. No. 33-91142), and incorporated herein by reference).
         10.3              Amended and Restated Satellite Services Supplemental
                           Agreement, dated as of December 18, 1997, between PageMart
                           Wireless, Inc. and AvData Systems, Inc.(1)
         10.4              Satellite Services and Space Segment Lease Agreement, dated
                           January 2, 1995, between PageMart, Inc. and SpaceCom
                           Systems, Inc. (filed as an exhibit to the Registration
                           Statement on Form S-1 of the Company (Reg. No. 33-91142),
                           and incorporated herein by reference).
         10.5              Credit Agreement, dated as of May 11, 1995, by and among
                           PageMart Wireless, Inc. (formerly known as PageMart
                           Nationwide, Inc.), the Lenders named therein, BT Commercial
                           Corporation, as Agent, and Bankers Trust Company, as Issuing
                           Bank. (filed as an exhibit to the Registration Statement on
                           Form S-1 of the Company (Reg. No. 33-91142), and
                           incorporated herein by reference).
         10.6              Fourth Amendment to Credit Agreement, dated as of January
                           15, 1998, among PageMart Wireless, Inc., the Lenders named therein, BT Commercial Corporation, as Agent, and Bankers
                           Trust Company, as Issuing Bank.
         10.7              Promissory Note and Security Agreement, dated May 21, 1997, between PageMart, Inc. and Glenayre Electronics, Inc. (filed as an exhibit to the Form 10-Q of the Company for the
                           quarter ended June 30, 1997, and incorporated herein by
                           reference).

        EXHIBIT
          NO.                                 DESCRIPTION OF EXHIBIT
        -------                               ----------------------
         10.8              Amended and Restated Agreement Among Certain Stockholders of
                           PageMart Nationwide, Inc. dated as of September 19, 1995
                           (filed as an exhibit to the Form 8-K of the Company dated
                           October 6, 1995, and incorporated herein by reference).
         10.9              Amendment No. 1 to Amended and Restated Agreement Among
                           Certain Stockholders, dated as of October 1, 1997, among
                           PageMart Wireless, Inc. and certain of its stockholders.
         10.10             Subscription Agreement dated as of July 7, 1995 among
                           PageMart Nationwide, Inc., PageMart Canada Holding
                           Corporation and TD Capital Group Ltd. (filed as an exhibit to the Registration Statement on Form S-1 of the Company
                           (Reg. No. 33-03012), and incorporated herein by reference).
         10.11             Agreement Among Stockholders among PageMart Nationwide,
                           Inc., PageMart International, Inc., TD Capital Group Ltd.,
                           PageMart Canada Limited. (filed as an exhibit to the
                           Registration Statement on Form S-1 of the Company (Reg. No.
                           33-03012), and incorporated herein by reference).
         10.12             Equipment Purchase Agreement, dated as of January 26, 1996, between Motorola, Inc. and PageMart Wireless, Inc. (filed as an exhibit to the Form 10-K of the Company for the fiscal
                           year ended December 31, 1995, and incorporated herein by
                           reference)(1).
         10.13             Technology Asset Agreement, dated as of December 1, 1995,
                           between Motorola, Inc. and PageMart Wireless, Inc. (filed as an exhibit to the Form 10-K of the Company for the fiscal
                           year ended December 31, 1995, and incorporated herein by
                           reference)(1).
         10.14             PageMart Wireless, Inc. Employee Stock Purchase Plan (filed as an exhibit to the Registration Statement on Form S-1 of the Company (Reg. No. 33-03012), and incorporated herein by reference).
         10.15             PageMart Wireless, Inc. Nonqualified Formula Stock Option
                           Plan for Non-Employee Directors. (filed as an exhibit to the
                           Registration Statement on Form S-1 of the Company (Reg. No.
                           33-03012), and incorporated herein by reference).
         10.16             Office Lease Agreement, dated as of November 26, 1996,
                           between Crescent Real Estate Equities Limited and PageMart
                           Wireless, Inc. (filed as an exhibit to the Company's Annual
                           Report on Form 10-K for the fiscal year ended December 31,
                           1996, and incorporated herein by reference).
         10.17             PageMart Wireless, Inc. Fifth Amended and Restated 1991
                           Stock Option Plan (filed as an exhibit to the definitive
                           proxy statement of the Company dated April 18, 1997, and
                           incorporated herein by reference).
         10.18             Severance and Reimbursement Agreement, dated September 12,
                           1997, between PageMart Wireless, Inc. and N. Ross Buckenham
                           (filed as an exhibit to the Form 10-Q of the Company for the quarter ended September 30, 1997, and incorporated herein by reference).
         10.19             Resale Agreement, dated November 1, 1993, between PageMart,
                           Inc., licensor, and GTE Service Corporation, licensee.
                           (filed as an exhibit to the Registration Statement on Form
                           S-1 of the Company (Reg. No. 33-91142), and incorporated
                           herein by reference).
         10.20             Strategic Alliance Agreement No. 1, dated September 15,
                           1994, between GTE Service Corporation and PageMart, Inc.
                           (filed as an exhibit to the Registration Statement on Form
                           S-1 of the Company (Reg. No. 33-91142), and incorporated
                           herein by reference).

        EXHIBIT
          NO.                                 DESCRIPTION OF EXHIBIT
        -------                               ----------------------
         10.21             Strategic Alliance Agreement No. 2, dated October 13, 1994, between GTE Service Corporation and PageMart, Inc. (filed as an exhibit to the Form 10-K of the Company for the fiscal
                           year ended December 31, 1994, and incorporated herein by
                           reference).
         10.22             Resale Agreement, dated as of December 12, 1997, between
                           PageMart Wireless, Inc. and GTE Communications
                           Corporation.(1)
         10.23             Third Amended and Restated 1991 Stock Issuance Plan (filed as an exhibit to the Registration Statement on Form S-8
                           (Reg. No. 33-98116), and incorporated herein by reference).
         10.24             Agreement between PageMart Incorporated and GTE
                           Communications Systems Corporation to assume and Amendment
                           No. 2 to Resale Agreement Number 999999-93-12 between
                           PageMart Incorporated and GTE Service Corporation, dated
                           October 2, 1997.(1)
         10.25             Resale Agreement between GTE MobileNet Service Corp.,
                           licensee and PageMart, Inc., licensor dated July 1, 1996.(1)
         11.1              Computation of per share earnings (loss) for the three
                           months ended December 31, 1997.
         11.2              Computation of per share earnings (loss) for the three
                           months ended December 31, 1996.
         11.3              Computation of per share earnings (loss) for the year ended
                           December 31, 1997.
         11.4              Computation of per share earnings (loss) for the year ended
                           December 31, 1996.
         21.1              PageMart Wireless, Inc. Subsidiaries.
         27.1              Financial Data Schedule for the year ended December 31,
                           1997.

---------------

(1) The Company has requested confidential treatment for certain portions of this agreement.