Form 10-Q
period 1998-03-31
PAGEMART WIRELESS INC
filed 1998-05-15
CIK 947268

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

         ==============================================================

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


          YES     X                                    NO
             -----------                                 -----------

As of April 17, 1998, there were 34,313,308 shares of the registrant's class A common stock outstanding.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                            PAGE
                                                                                          ----
ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1997
              AND MARCH 31, 1998 ....................................................      3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
              MONTHS ENDED MARCH 31, 1997 AND 1998 ..................................      4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
              MONTHS ENDED MARCH 31, 1997 AND 1998 ..................................      5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .......................      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS .........................      8


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS ..........................................................     18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........................     18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...........................................     18

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   December 31,    March 31,
                                                                      1997           1998
                                                                    ---------      ---------
                                                                                  (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                       $   8,337      $  87,712
    Accounts receivable, net                                           61,394         55,080
    Inventories                                                         5,359          4,143
    Prepaid expenses and other current assets                           9,043          8,770
                                                                    ---------      ---------
         Total current assets                                          84,133        155,705

Property and equipment, net                                           136,727        163,823

Narrowband licenses                                                   133,065        133,065

Deferred debt issuance costs, net                                       5,532         11,438

Other assets                                                            2,419          2,941
                                                                    ---------      ---------
         Total assets                                               $ 361,876      $ 466,972
                                                                    =========      =========


LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
    Accounts payable                                                $  28,009      $  36,790
    Deferred revenue                                                   53,469         58,116
    Current maturities of long-term debt                                2,755             --
    Other current liabilities                                          20,740         14,146
                                                                    ---------      ---------
         Total current liabilities                                    104,973        109,052

Long-term debt                                                        289,344        413,698

Commitments and contingencies

Stockholders' (deficit) equity:
    Common stock, $.0001 par value per share, 75,000,000                    4              4
      shares authorized 40,032,937 and 40,130,436 shares issued
      at December 31, 1997 and March 31, 1998, respectively
    Additional paid-in capital                                        226,622        227,123
    Accumulated deficit                                              (258,575)      (282,364)
    Stock subscriptions receivable                                       (492)          (541)
                                                                    ---------      ---------
         Total stockholders' (deficit) equity                         (32,441)       (55,778)
                                                                    ---------      ---------
         Total liabilities and stockholders' (deficit) equity       $ 361,876      $ 466,972
                                                                    =========      =========













      The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                Three Months Ended March 31,
                                                ---------------------------
                                                  1997               1998
                                                --------           --------
Revenues:
    Recurring revenue                           $ 46,475           $ 60,875
    Equipment sales                               15,248             16,319
                                                --------           --------
         Total revenues                           61,723             77,194

Cost of equipment sold                            18,119             20,620

Operating expenses:
    Technical                                     10,769             12,494
    Selling                                       12,666             13,897
    General and administrative                    15,776             20,160
    Depreciation and amortization                  6,849              8,602
                                                --------           --------
         Total operating expenses                 46,060             55,153
                                                --------           --------

         Operating (loss) income                  (2,456)             1,421

Other (income) expense:
    Interest expense                               9,038             11,609
    Interest income                                 (176)              (972)
    Other                                            737                765
                                                --------           --------
         Total other (income) expense              9,599             11,402
                                                --------           --------

Net loss before extraordinary item               (12,055)            (9,981)
Extraordinary item:
    Early retirement of debt                          --            (13,808)
                                                --------           --------
Net loss                                        $(12,055)          $(23,789)
                                                ========           ========

Net loss per share
    (basic and diluted)
    Net loss before extraordinary item          $  (0.30)          $  (0.25)
    Extraordinary item                                --              (0.34)
                                                --------           --------
    Net loss                                    $  (0.30)          $  (0.59)
                                                ========           ========

Weighted average number
  of shares outstanding
    (basic and diluted)                           39,847             40,082
                                                ========           ========

















      The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  Three Months Ended March 31,
                                                                                  -----------------------------
                                                                                    1997                1998
                                                                                  ---------           ---------
Cash flows from operating activities:
    Net loss                                                                      $ (12,055)          $ (23,789)
    Adjustments to reconcile net loss to
       net cash (used in) provided by operating activities:
       Extraordinary item                                                                --              13,808
       Depreciation and amortization                                                  6,849               8,602
       Provision for bad debt                                                         2,707               2,542
       Accretion of discount on senior discount notes                                 8,190              10,472
       Amortization of deferred debt issuance costs                                     212                 268
       Changes in certain assets and liabilities:
        (Increase) decrease in accounts receivable                                   (9,389)              3,772
        Decrease in inventories                                                       3,191               1,216
        (Increase) decrease in prepaid expense and other current assets                (163)                273
        (Increase) decrease in other assets, net                                        791                (684)
        Increase (decrease) in accounts payable                                      (3,288)              8,781
        Increase in deferred revenue                                                  3,901               4,647
        Decrease in other current liabilities                                        (1,591)             (7,928)
                                                                                  ---------           ---------
             Net cash (used in) provided by operating activities                       (645)             21,980
                                                                                  ---------           ---------

Cash flows from investing activities:
    Purchases of property and equipment related to one-way messaging                 (4,434)             (8,823)
    Purchases of property and equipment related to advanced messaging                (5,586)            (25,382)
    Other                                                                              (760)                 (6)
                                                                                  ---------           ---------
             Net cash used in investing activities                                  (10,780)            (34,211)
                                                                                  ---------           ---------

Cash flows from financing activities:

    Proceeds from issuance of common stock under
       the stock option/stock issuance plan                                              14                 412
    Proceeds from conversion of common stock warrants                                   112                  --
    Payments of stock subscriptions receivable                                           --                  40
    Retirement of 12 1/4% Senior Discount Notes                                          --            (130,689)
    Proceeds from issuance of 11 1/4% Senior Subordinated Discount Notes                 --             249,700
    Offering Costs related to issuance of 11 1/4% Senior Subordinated
       Discount Notes and retirement of 12 1/4% Senior Discount Notes                    --             (11,876)
    Payments on vendor financing arrangement                                             --             (21,249)
    Borrowings on vendor financing arrangement                                           --               5,268
                                                                                  ---------           ---------
             Net cash provided by financing activities                                  126              91,606
                                                                                  ---------           ---------

Net (decrease) increase in cash and cash equivalents                                (11,299)             79,375

Cash and cash equivalents, beginning of period                                       22,603               8,337

                                                                                  ---------           ---------
Cash and cash equivalents, end of period                                          $  11,304           $  87,712
                                                                                  =========           =========


Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                                  $      97           $     579










      The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1998

                                   (UNAUDITED)

1.  GENERAL

         PageMart, Inc. ("PageMart") was incorporated as a Delaware corporation on May 8, 1989, to provide wireless messaging products and services. In January 1995, PageMart effected a corporate reorganization pursuant to which PageMart Nationwide, Inc., a Delaware corporation, became the holding company parent of PageMart. In December 1995, the corporate name was changed from PageMart Nationwide, Inc. to PageMart Wireless, Inc. ("Wireless"). On January 28, 1998, PageMart was merged into Wireless with Wireless as the surviving corporation. Wireless and its subsidiaries are referred to herein as the "Company." The consolidated financial statements of the Company include the accounts of PageMart PCS, Inc., PageMart II, Inc., PageMart Operations, Inc., PageMart of California, Inc., PageMart of Virginia, Inc. and PageMart International, Inc. Each of these companies is a wholly-owned subsidiary of Wireless. PageMart PCS holds certain narrowband personal communications services licenses. PageMart II, Inc. and PageMart Operations, Inc. hold certain Federal Communications Commission ("FCC") licenses. PageMart International, Inc. holds certain investments in an international venture in Canada. Other than these licenses and international investments, the subsidiaries of Wireless have no significant assets or liabilities.

2.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform with the current year presentation.

3.  NET LOSS PER SHARE

         Net loss per share amounts as reflected on the statements of operations are based upon the weighted average number of common shares outstanding.

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128 - Earnings per Share ("SFAS 128"). The Company adopted SFAS 128 for the fiscal year ending December 31, 1997. SFAS 128 replaces the primary earnings per share calculation with a basic earnings per share calculation and modifies the calculation of diluted earnings per share. Adoption of SFAS 128 did not affect the calculation of earnings per share for the Company.

4.  CAPITALIZED INTEREST

         In accordance with statement of Financial Accounting Standards No. 34 - Capitalization of Interest Cost, the Company capitalizes interest on certain qualifying assets during the construction period. Interest costs attributable to the construction of the Company's advanced messaging network of $1.3 million were capitalized for the three months ended March 31, 1998. The Company did not capitalize any interest costs for the three months ended March 31, 1997.

5.  LONG-TERM DEBT

         On January 28, 1998, the Company, in a private offering raised approximately $249.7 million in gross proceeds from the sale of its 11 1/4% Senior Subordinated Discount Notes due 2008 (the "Offering"). Simultaneously, with the closing of the Offering, the Company refinanced certain of its outstanding indebtedness, (the "Refinancing"), and modified its corporate structure. The Refinancing consisted of: (i) purchasing all of the Company's outstanding 12 1/4% Senior Discount Notes due 2003 (the 12 1/4% Notes); (ii) amending certain terms of the covenants and agreements in the indenture relating to the Company's 15% Senior Discount Notes due 2005; and (iii) merging PageMart, Inc. into PageMart Wireless, Inc., with PageMart Wireless, Inc. as the surviving corporation.

         Approximately $130.7 million of the net proceeds of the Offering were used to finance the retirement of the 12 1/4% Notes. The proceeds remaining after expenses of the Offering and Refinancing were approximately $107.8 million. In connection with the Refinancing, the Company incurred an extraordinary charge of approximately $13.8 million related to the early retirement of debt.

         The 11 1/4% Senior Discount Notes due 2008 (the "11 1/4% Notes") have a principal amount at maturity of $432.0 million with an initial accreted value of $249.7 million. The 11 1/4% Notes mature on February 1, 2008. From and after August 1, 2003, interest on the 11 1/4% Notes will be paid semiannually in cash at the rate of 11 1/4% per annum. The 11 1/4% Notes are redeemable at any time on or after February 1, 2003, at the option of the Company in whole or in part, at 105.625% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100% of their principal amount at maturity plus accrued interest on and after February 1, 2006. In addition, at any time prior to February 1, 2001, up to 35% of the accreted value of the 11 1/4% Notes may be redeemed at a redemption price of 111.25% of their accreted value on the redemption date at the option of the Company in connection with a public offering of its common stock, provided that at least $280.8 million aggregate principal amount at maturity of the 11 1/4% Notes remains outstanding after each redemption.

         In April, 1998, the Company commenced an exchange offer pursuant to an effective registration statement which is anticipated to close in late May 1998.

6.  LEGAL PROCEEDINGS

         On March 20, 1998, an action against the Company and Paging Network, Inc. was filed in Superior Court of the State of California, County of Los Angeles, by three customers of EconoPage of Southern California, Inc. ("EPSC"), a reseller of the Company's services that had resold the Company's paging services to approximately 12,000 customers. The Company terminated the reseller agreement when EPSC ceased operations on March 4, 1998. In the complaint, plaintiffs have requested class action status on behalf of EPSC customers and allege that EPSC was an agent of the Company, that the Company was aware that EPSC's pricing would not permit it to sustain its business and the Company permitted EPSC to continue to enter into service contracts with customers while EPSC was having serious financial difficulties. The complaint alleges violation of statute, fraud and negligent misrepresentation by the Company, and requests injunctive relief as well as compensatory, punitive, special and incidental damages in an unspecified amount. The Company denies all claims and will vigorously defend itself. The Company does not expect the ultimate outcome of this suit to have a material adverse effect on its results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the results of operations and financial condition of the Company for the three months ended March 31, 1998 and 1997. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes thereto included elsewhere in this report. Certain prior year amounts have been reclassified to conform with the current year presentation.

         This Form 10-Q contains statements that constitute forward-looking statements. The words "estimate," "project," "plan," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Readers are cautioned that such forward-looking statements involve risks and uncertainties, and are subject to change based on various important factors. The factors set forth in other filings with the Securities Exchange Commission and the following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1998 and beyond to differ materially from those expressed in any such forward-looking statements - economic conditions generally in the United States and consumer confidence; the ability of the Company to manage its high outstanding indebtedness; the impact of technological change in the telecommunications industry; the future cost of network infrastructure and subscriber equipment; the impact of competition and pricing of paging and wireless services; the timely development and acceptance of new products; changes in regulation by the FCC and various state regulatory agencies and potential delays relating to the construction of the Company's transmission network for advanced messaging services.

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

         Since commencing operations in 1990, the Company has invested heavily in its one-way wireless communications network and administrative infrastructure in order to establish nationwide coverage, sales offices in major metropolitan areas, centralized customer service call centers and administrative support functions. The Company incurs substantial fixed operating costs related to its one-way wireless communications infrastructure, which is designed to serve a larger subscriber base than the Company currently serves in order to accommodate growth. In addition, the Company incurs substantial costs associated with new subscriber additions. As a result, the Company has generated significant net losses for each year of its operations. See "Management's Presentation of Results of Operations."

         The Company's strategy is to expand its subscriber base to increase profitability and cash flow through greater utilization of its nationwide wireless communications network. From December 31, 1996 to March 31, 1998, the number of domestic units in service increased from 1,851,445 to 2,652,443. None of the Company's growth was attributable to acquisitions. The Company intends to achieve this growth by promoting its customized paging and other wireless messaging services through its national sales offices, national retail distribution channels and private brand strategic alliances with GTE Corporation, Southwestern Bell Mobile Systems, AT&T Wireless Services, WorldCom Network Services, Ameritech Mobile Services, Inc., EXCEL Communications, Inc., ALLTEL Communications, Inc., BellSouth Cellular Corp., Bluegrass Cellular and First Cellular of Southern Illinois, as well as international expansion. Given the fixed operating costs of its wireless networks, and administrative and selling and marketing expenses associated with its growth strategy, the Company generated operating losses in 1997 from its one-way wireless communications business. In the third quarter of 1997, the Company began generating operating profits in its one-way messaging business and management expects this trend to continue during 1998.

         The Company began testing and development of advanced messaging services in 1996, which continued throughout 1997. The Company has begun implementation of an advanced messaging platform in 1998 and expects to incur additional operating losses and make significant capital expenditures during 1998 and 1999. The Company does not anticipate any significant revenues from advanced messaging services during 1998.

         The Company has historically sold, rather than leased, substantially all of the messaging equipment used by its subscribers. As a result, the Company has much less capital invested in subscriber units than other paging carriers since it has recouped a substantial portion of subscriber unit costs upon sale to retailers and subscribers. This has resulted in significantly lower capital expenditures and depreciation expense than if the Company had leased units to its subscribers. In addition, the Company's financial results are much different than other paging carriers that lease subscriber units to subscribers because the Company recognizes the cost of subscriber units sold in connection with adding new subscribers at the time of sale rather than capitalizing and depreciating the cost of subscriber units over periods ranging from three to four years, as occurs with paging carriers that lease subscriber units to subscribers. In addition, the Company's retail distribution strategy results in the recognition of expenses associated with subscriber unit sales and other sales and marketing expenses in advance of new subscribers being added to the base and generating revenues (as retailers carry inventory). The Company expects, however, to lease a substantial portion of its advanced messaging subscriber units as initial sales of advanced messaging services is expected to be dominated by business and corporate customers and because of the higher cost of advanced messaging subscriber units compared to one-way messaging units.

         The Company sells its subscriber units through the following distribution channels: (i) direct sales, third-party resellers and local retail stores through its National Sales Offices strategic business unit ("SBU"); (ii), private brand strategic alliances through its Carrier Services Division and
(iii) national retail stores through its National Retail SBU. At March 31, 1998, 26% of the Company's total units in service originated from the National Retail SBU, 34% originated from the Carrier Services Division and 40% originated from the National Sales Offices SBU. Selling and marketing expenses primarily consist of compensation paid to the Company's sales force and advertising and marketing costs including losses on sales of new units. For competitive and marketing reasons, the Company generally sells each new unit to national retailers for less than its acquisition cost. These losses are treated as a marketing expense. The Company's accounting practices result in selling and marketing expenses, including loss on sale of equipment, being recorded at the time a unit is sold. The Company expects its cost of subscriber units on a per unit basis generally to remain constant or decline slightly as sales volumes increase. Management anticipates that loss on equipment sold will generally remain constant on a per unit basis for the foreseeable future. Units sold by the Company during a given month may exceed units activated and in service due to inventory stocking and distribution strategies of the retailers. As a result, selling and marketing expenses per net subscriber addition may fluctuate from period to period.

         The Company derives its recurring revenue primarily from fixed periodic fees for services that are not generally dependent on usage. Consequently, the Company's ability to recoup its initial selling and marketing costs, to meet operating expenses and to achieve profitability is dependent on the average length of each customer's subscription period. As long as a subscriber continues to utilize the Company's service, operating results benefit from the recurring payments of the fixed fees without the incurrence of additional selling expenses by the Company. Conversely, operating results are adversely affected by customer disconnections. Each month a percentage of the Company's existing customers have their service terminated for a variety of reasons, including failure to pay for service, dissatisfaction with service and switching to a competing service provider. The Company's average monthly disconnection rates for the years ended December 31, 1995, 1996 and 1997 and the three months ended March 31, 1998 were 2.5%, 2.4%, 2.5% and 2.6%, respectively.

         Approximately 90% of the Company's average monthly revenue per unit ("ARPU") is attributable to fixed fees for airtime, coverage options and features. A portion of the remainder is dependent on usage. Management anticipates that the Company's ARPU will remain constant or decline slightly in the foreseeable future due to a continued higher mix of subscribers added through private brand strategic alliance programs, which yield lower ARPU because strategic alliance partners are generally high volume customers that are charged wholesale airtime rates. However, because private brand strategic alliance partners are responsible for selling and marketing costs, and billing, collection and other administrative costs associated with end-users, the Company incurs substantially lower marketing and administrative costs with respect to such subscribers.

RESULTS OF OPERATIONS

         The Company's principal operations to date are its domestic one-way wireless operations. The following discussion of results of operations analyzes the results of the Company's domestic one-way wireless messaging operations, unless otherwise indicated.

         Certain of the following financial information is presented on a per subscriber unit basis. Management of the Company believes that such a presentation is useful in understanding the Company's results because it provides a meaningful comparison period to period, given the Company's growth rate and the significant differences in the number of subscribers of other paging companies.

THREE MONTHS ENDED MARCH 31, 1997 AND 1998

Units in Service

         Units in service from domestic operations were 2,001,525 and 2,652,443 as of March 31, 1997 and 1998, respectively, representing an annual growth rate of 33%. The net subscriber additions for the Company's one-way messaging operations have ranged between 139,000 to 181,000 for each of the last five fiscal quarters. In the three months ended March 31, 1998, the Company's one-way messaging operations generated 139,106 net subscriber additions, representing an annualized growth rate of approximately 22%. Management expects the one-way messaging operations to generate annual growth rates ranging from 16%-23% each fiscal quarter of 1998, which would result in net subscriber additions ranging from approximately 100,000 to 140,000 for each of the fiscal quarters of 1998. In addition, for the three months ended March 31, 1997 and 1998, PageMart Canada Limited's ("PageMart Canada") units in service were 19,362 and 31,521, respectively. As a result of its ownership interest in PageMart Canada, the Company's proportional share of the units in service of PageMart Canada was 11,617 and 18,913 at March 31, 1997 and 1998, respectively. The Company has experienced strong growth in units in service due primarily to the success of its sales and marketing strategies in the national retail and private brand strategic alliance programs.

Revenues

         Revenues were $77.2 million for the three months ended March 31, 1998 compared to $61.7 million for the three months ended March 31, 1997. Recurring revenues for airtime, voice mail and other services were $60.9 million for the three months ended March 31, 1998 compared to $46.5 million for the comparable period ended March 31, 1997. Revenues from equipment sales and activation fees were $16.3 million for the three months ended March 31, 1998 compared to $15.2 million for the comparable period ended March 31, 1997. The increases in recurring revenues and revenues from equipment sales and activation fees were primarily due to the rapid growth in the number of units in service. The increase in equipment sales during the first quarter of 1998 was partially offset by a decline in the average price per unit sold.

         The Company's ARPU was $8.04 and $7.86 in the first quarter of 1997 and 1998, respectively. The decline over the past year resulted primarily from an increase in subscribers added through private brand strategic alliance channels. This decrease in ARPU has been partially offset by a higher mix of multi-city, regional and nationwide services as well as increased sales of other value-added services such as voice mail and toll-free numbers.

Cost of Equipment Sold

         The cost of equipment sold was $20.6 million for the three months ended March 31, 1998 compared to $18.1 million for the comparable period ended March 31, 1997. The change in 1998 was primarily due to an increase in the number of units sold due to rapid growth in the number of national retail outlets from 7,388 at March 31, 1997 to 15,615 at March 31, 1998, which was partially offset by a decline in the average cost per unit sold. The Company expects pager costs generally to remain constant, with modest reductions in cost to the Company as a result of volume purchase discounts.

Operating Expenses

         Technical expenses were $12.4 million for the three months ended March 31, 1998 compared to $10.8 million for the three months ended March 31, 1997. The increase was primarily due to increased telecommunications and site expenses associated with servicing the Company's expanded network and larger subscriber base. Based on an average monthly cost per unit in service, technical expenses were $1.86 and $1.59 in the first quarter of 1997 and 1998, respectively. The per unit decrease was the result of increased operating efficiencies and economies of scale achieved through the growth of the Company's subscriber base. During the three months ended March 31, 1998, the Company incurred $135,000 in technical expenses associated with the development of its advanced messaging services.

         Selling expenses were $13.5 million for the three months ended March 31, 1998 compared to $12.7 million for the three months ended March 31, 1997. This increase resulted from greater marketing and advertising costs related to the growth in national retail outlets. During the three months ended March 31, 1997 and 1998, the Company added 150,080 and 139,106 net new domestic units in service, respectively. Management views the net loss on equipment sold to be a component of selling and marketing expenses incurred to add new subscribers. See "Management's Presentation of Results of Operations." The increase in selling expenses and the loss on the sale of equipment was due to stocking new national retail outlets. The Company added 2,691 additional national retail outlets in the three months ended March 31, 1998, including additions from Southland (7-Eleven) and Eckerd Drug. The losses on equipment sold are recognized when pagers are shipped to the retailers, usually before the units are placed into service, thus, increasing selling expenses (including loss on sale of equipment) per net subscriber addition. During the three months ended March 31, 1998, the Company incurred $167,000 and $254,000 in selling expenses associated with its international operations and its development of advanced messaging services, respectively.

         General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) were $19.7 million for the three months ended March 31, 1998 compared to $15.8 million for the three months ended March 31, 1997. This increase was attributable to the Company's expansion of its customer service call centers, information systems and administrative capabilities to support the growing subscriber base which required additional office space, administrative personnel and customer service representatives. On an average cost per month per unit in service basis, general and administrative expenses were $2.73 and $2.55 in the first quarter of 1997 and 1998, respectively. The per unit decrease was a result of increased operating efficiencies and economies of scale achieved through the growth of the Company's subscriber base. During the three months ended March 31, 1998, the Company incurred $432,000 in general and administrative expenses associated with the development of its advanced messaging services.

         Depreciation and amortization was $8.5 million for the three months ended March 31, 1998 compared to $6.8 million for the three months ended March 31, 1997. The increase resulted from the expansion of the Company's network infrastructure including transmitter and terminal equipment, as well as the purchase and development of computer hardware and software associated with the Company's administrative system in 1997 and the first three months of 1998. As an average cost per month per unit in service, depreciation and amortization was $1.18 and $1.09 in the first quarter of 1997 and 1998, respectively. During the three months ended March 31, 1998, the Company incurred $120,000 in depreciation expenses associated with the development of its advanced messaging services.

Interest Expense

         Consolidated interest expense was $11.6 million for the three months ended March 31, 1998 compared to $9.0 million for the comparable period ended March 31, 1997. The increase in 1998 was primarily the result of interest expense related to the 11 1/4% Senior Subordinated Discount Notes due 2008 issued by the Company in January 1998 (the "11 1/4% Notes") and increased interest expense related to the 15% Senior Discount Notes due 2005 issued by the Company in January 1995 (the "15% Notes"). Interest expense related to the 11 1/4% Notes was $5.0 million for the three months ended March 31, 1998. Interest expense related to the 15% Notes was $4.8 million and $5.9 million for the three months ended March 31, 1997 and 1998, respectively. Interest expense for the three months ended March 31, 1997 and 1998 on the 12 1/4% Senior Discount Notes due 2003 issued by PageMart, Inc. in October 1993 (the "12 1/4% Notes"), which were retired in January 1998, was $3.6 million and $1.2 million, respectively. Total interest expense was reduced by the capitalization of $1.3 million of interest related to construction of the Company's advanced messaging network.

Net Loss

     The Company sustained a consolidated net loss before extraordinary item of $10.0 million for the three months ended March 31, 1998 compared to $12.1 million for the three months ended March 31, 1997, principally due to the cost of funding the growth of the Company's subscriber base which resulted in an increase in units sold, selling and marketing expenses and operating expenses. A one-time extraordinary charge of $13.8 million was recognized during the first quarter of 1998 related to the early retirement of the 12 1/4% Notes. Including the extraordinary item, the Company's consolidated net loss for the three months ended March 31, 1998 was $23.8 million.

MANAGEMENT'S PRESENTATION OF RESULTS OF OPERATIONS

Comparison with GAAP Presentation

         The Company's unaudited condensed consolidated financial statements for the three months ended March 31, 1997 and 1998 included elsewhere in this report, have been prepared in accordance with generally accepted accounting principles ("GAAP"). For internal management purposes, the Company prepares statements of operations that are derived from the Company's GAAP financial statements but are reordered in a format that management uses for its internal review of the Company's performance and that management believes are useful in understanding the Company's results.

         Management believes that operating profit before selling expenses is a meaningful indicator of the profitability of the Company's installed base of units in service because it measures the recurring revenues received for services less the costs (including depreciation and amortization) associated with servicing that installed base. Operating profit before selling expenses per domestic subscriber per month for the Company's one-way operations has grown from $1.01 during the first quarter of 1995 to $2.62 during the first quarter of 1998 due primarily to the Company's increase in subscribers and resulting benefits in economies of scale.

         In addition, selling and marketing expenses (including loss on sale of equipment) provide a measure of the costs associated with obtaining new subscribers that the Company needs to generate the incremental recurring revenue necessary to achieve profitability. Under the GAAP presentation, recurring revenues and equipment and activation revenues are aggregated and are not separately compared to the costs associated with each.

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


                           ONE-WAY DOMESTIC OPERATIONS
                               THREE MONTHS ENDED
                                  (UNAUDITED)
-----------------------------------------------------------------------------------------------
                                JUNE 30,          SEPT. 30,         DEC. 31,           MARCH 31,
                                  1996              1996              1996              1997
                              -----------       -----------       -----------       -----------
OPERATING DATA:
RECURRING REVENUES            $    36,964       $    39,697       $    42,637       $    46,475
Technical expenses                  8,783             9,725            10,273            10,765
General and
  administrative expenses          13,043            13,668            14,162            15,763
Depreciation and
  amortization                      4,942             5,714             6,288             6,808
                              -----------       -----------       -----------       -----------
OPERATING PROFIT BEFORE
  SELLING EXPENSES                 10,196            10,590            11,914            13,139
Selling expenses(1)                12,836            13,588            14,900            15,443
                              -----------       -----------       -----------       -----------
OPERATING (LOSS) INCOME       $    (2,640)      $    (2,998)      $    (2,986)      $    (2,304)
                              ===========       ===========       ===========       ===========
EBITDA                        $     2,302       $     2,716       $     3,302       $     4,504
                              ===========       ===========       ===========       ===========
OTHER DATA:
Units in service(2)             1,524,297         1,684,937         1,851,445         2,001,525
Net subscriber additions          150,151           160,640           166,508           150,080
ARPU(3)                       $      8.50       $      8.25       $      8.04       $      8.04
National retail outlets             4,286             5,025             5,530             7,388
Capital employed per
  unit in service(4)          $        49       $        49       $        43       $        41

EBITDA Margin                         6.2%              6.8%              7.7%              9.7%
EBIT Margin                          (7.1)%            (7.6)%            (7.0)%            (5.0)%
Annualized EBITDA/Capital
  employed(5)                        12.3%             13.2%             16.6%             22.0%


                                JUNE 30,         SEPT. 30,        DEC. 31,         MARCH 31,
                                 1997              1997             1997             1998
                              -----------       -----------      -----------      -----------
OPERATING DATA:
RECURRING REVENUES            $    50,004       $    53,593      $    56,828      $    60,872
Technical expenses                 11,385            11,963           12,397           12,359
General and
  administrative expense           15,814            16,957           17,911           19,728
Depreciation and
  amortization                      7,240             7,626            7,987            8,482
                              -----------       -----------      -----------      -----------
OPERATING PROFIT BEFORE
  SELLING EXPENSES                 15,565            17,047           18,533           20,303
Selling expenses(1)                16,556            16,981           17,191           17,777
                              -----------       -----------      -----------      -----------
OPERATING (LOSS) INCOME       $      (991)      $        66      $     1,342      $     2,526
                              ===========       ===========      ===========      ===========
EBITDA                        $     6,249       $     7,692      $     9,329      $    11,008
                              ===========       ===========      ===========      ===========
OTHER DATA:
Units in service(2)             2,181,775         2,343,299        2,513,337        2,652,443
Net subscriber additions          180,250           161,524          170,038          139,106
ARPU(3)                       $      7.97       $      7.90      $      7.80      $      7.86
National retail outlets            10,412            12,171           12,924           15,615
Capital employed per
  unit in service(4)          $        40       $        36      $        34      $        31

EBITDA Margin                        12.5%             14.4%            16.4%            18.1%
EBIT Margin                          (2.0)%             0.1%             2.4%             4.1%
Annualized EBITDA/Capital
  employed(5)                        28.6%             36.5%            43.7%            53.6%

-----------------
(1) Includes loss on sale of equipment.
(2) Stated as of the end of each period.
(3) Calculated by dividing domestic recurring revenues for the quarter by the average number of domestic units in service during that quarter. Stated as the monthly average for the quarter.
(4) Calculated by dividing consolidated total assets (excluding cash, narrowband personal communications services assets and international investments) minus current liabilities (excluding current maturities of long-term debt), at the end of the period by domestic units in service at the end of the period.
(5) Calculated by multiplying quarterly EBITDA by four and dividing by capital employed per unit in service multiplied by units in service.

Supplementary Information

         The following table sets forth supplementary financial information related to the Company's various operations (in thousands):

                                                                  THREE MONTHS ENDED MARCH 31, 1998
                                               --------------------------------------------------------------------
                                                ONE-WAY           ADVANCED
                                               MESSAGING          MESSAGING         INTERNATIONAL (1)        TOTAL
                                               --------------------------------------------------------------------
                                                                          (Unaudited)
Revenues                                       $  77,161          $      --           $      33           $  77,194
Technical expense                                 12,359                135                  --              12,494
Selling expense                                   13,476                254                 167              13,897
General and administrative expense                19,728                432                  --              20,160
Depreciation and amortization expense              8,482                120                  --               8,602
Operating income (loss)                            2,526               (941)               (164)              1,421
EBITDA                                            11,008               (821)               (164)             10,023
Total assets                                     252,307            216,530              (1,865)            466,972
Capital expenditures                               8,823             25,382                  --              34,205

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operations have historically required substantial capital investment for the development and installation of its wireless communications network, the procurement of subscriber units and expansion into new and existing markets. To date, these investments by the Company have been funded by the proceeds from the issuance of common stock, preferred stock, the 12 1/4% Notes, the 15% Notes and the 11 1/4% Notes, as well as borrowings under the Vendor Financing Arrangement and the Revolving Credit Agreement (both as defined herein).

         Capital expenditures for the three months ended March 31, 1998 were $34.2 million compared to $10.0 million for the three months ended March 31, 1997. Capital expenditures for the three months ended March 31, 1998 include approximately $25.4 million related to the development of its advanced messaging network, $3.4 million for the Company's one-way messaging network, $2.3 million for computer hardware and software, $1.2 million for corporate expansion and relocation and $1.2 million for pagers. Capital expenditures for the three months ended March 31, 1997 included approximately $5.6 million related to the development of advanced messaging services, $2.5 million for the Company's one-way messaging network and $1.9 million for the development of the Company's administrative system. During December 1995, the Company committed to purchase $40.0 million in network infrastructure equipment from Motorola, Inc. from December 1, 1995 to October 31, 1999. Through March 31, 1998, the Company has purchased $22.0 million of network infrastructure under this purchase commitment. The Company also capitalized approximately $1.3 million of interest expense for the narrowband personal communication services ("NPCS") licenses and advanced messaging network costs for those markets under construction during the period.

         The Company's net cash provided by operating activities for the three months ended March 31, 1998 was $22.0 million compared with the net cash used of $645,000 for the three months ended March 31, 1997. Net cash provided by operations for the three months ended March 31, 1998 was increased by $8.1 million due to increases in accounts payable related to capital expenditures for the construction of the Company's advanced messaging network. Net cash used in investing activities was $34.2 million for the three months ended March 31, 1998 compared with $10.8 million for the comparable 1997 period. The $34.2 million and $10.8 million used in investing activities in the first three months of 1998 and 1997, respectively, were primarily for capital expenditures. Net cash provided by financing activities was $91.6 million for the three months ended March 31, 1998 compared with the $126,000 for the three months ended March 31, 1997. The increase in net cash provided from financing activities for the three months ended March 31, 1998 was due primarily to $107.8 million of net proceeds from the issuance of the 11 1/4% Notes offset by $16.0 million of net payments on the Vendor Financing Arrangement (defined below).

         On January 28, 1998, the Company completed an offering of 11 1/4% Notes (the "Offering") resulting in approximately $249.7 million in gross proceeds. Simultaneously, with the closing of the Offering, the Company refinanced certain of its outstanding indebtedness and modified its corporate structure (the "Refinancing"). The Refinancing consisted of the following: (i) purchasing all of the outstanding 12 1/4% Notes ($136.5 million principal amount at maturity),
(ii) amending of certain terms of the covenants and agreements in the indenture relating to the 15% Notes; and (iii) merging PageMart, Inc. into PageMart Wireless, Inc., with PageMart Wireless, Inc. as the surviving corporation.

         Approximately $130.7 million of the gross proceeds of the Offering was used to purchase all of the outstanding 12 1/4% Notes. The proceeds remaining after offering expenses and refinancing were approximately $107.8 million. The Company intends to use the remaining proceeds to fund the construction of its advanced messaging network and for general corporate purposes. In connection with the Refinancing, the Company incurred an extraordinary charge of approximately $13.8 million related to the early retirement of debt.

         The 11 1/4% Notes, which are unsecured senior subordinated obligations of the Company, mature in 2008 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 11 1/4% Notes will cause an increase in indebtedness from March 31, 1998 to February 1, 2003 of $177.4 million. From and after August 1, 2003, interest on the 11 1/4% Notes will be paid semiannually, in cash.

         The 15% Notes, which are unsecured senior obligations of the Company, mature in 2005 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 15% Notes will cause an increase in indebtedness from March 31, 1998 to February 1, 2000 of $48.2 million. From and after February 1, 2000, interest on the 15% Notes will be payable semiannually, in cash.

         In March 1997, PageMart entered into a vendor financing arrangement with an infrastructure vendor (the "Vendor Financing Arrangement"), providing for the financing of one-way or advanced messaging infrastructure equipment over a period of 60 months up to a maximum aggregate amount of $30 million. Borrowings under the Vendor Financing Arrangement are secured by the equipment purchased. The interest rate applicable to such financing is equal to the sum of 7.00% and the London interbank offered rate ("LIBOR") as published in The Wall Street Journal for three month maturities or the sum of 4.25% and the U.S. prime rate of interest as published in The Wall Street Journal. The weighted average interest rate in effect on March 31, 1998 with respect to the Vendor Financing Arrangement was 12.7%. During the first quarter ended March 31, 1998, the Company repaid the total amount outstanding of $21.2 million on the Vendor Financing Arrangement and modified the agreement to provide $30 million of available financing, in aggregate, during the period from September 1, 1998 through December 31, 2000.

         As of March 31, 1998, the Company had no amounts outstanding under the Vendor Financing Arrangement and its indebtedness under the 15% Notes was $159.1 million and its indebtedness under the 11 1/4% Notes was $254.6 million.

         In May 1995, the Company entered into a four year Revolving Credit Agreement with BT Commercial Corporation, as Agent, and Bankers Trust Company, as Issuing Bank, which provides for a $50 million revolving line of credit (the "Revolving Credit Agreement"). As of March 31, 1998 there were no loans outstanding under the Revolving Credit Agreement. The maximum amount available under the Revolving Credit Agreement at any time is limited to a borrowing base amount equal to the lesser of (i) 80% of eligible accounts receivable plus 50% of eligible inventory of the Company, and (ii) an amount equal to the service contribution (as defined in the Revolving Credit Agreement) of the Company and its subsidiaries for the immediately preceding three-month period times 4.0. As of March 31, 1998, the amount available under the Revolving Credit Agreement was $40.8 million.

         The indenture under which the 15% Notes were issued (the "15% Indenture"), the indenture under which the 11 1/4% Notes were issued (the "11 1/4% Indenture"), the Vendor Financing Arrangement and the Revolving Credit Agreement contain certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets, enter into leases and engage in mergers and consolidations, and the Revolving Credit Agreement requires the Company to maintain certain financial ratios and limits the ability of the Company to make capital expenditures.

         On November 15, 1995, the Company purchased through PageMart International, Inc., 200,000 voting shares of common stock of PageMart Canada, which represents 20% of the ownership of PageMart Canada. PageMart International, Inc. also owns 33% of the voting common stock of the holding company parent of PageMart Canada ("Canada Holding"), which owns the remaining 80% of the voting common stock of PageMart Canada. The Company's initial investment in Canada Holding and PageMart Canada totals approximately $3.7 million.

         During the first quarter of 1998, the Company began the implementation of its advanced messaging services network. The Company expects to incur significant capital expenditures and operating losses associated with the implementation and start-up phase for advanced messaging services. The Company anticipates capital expenditures of approximately $90 million in 1998 to construct and deploy an advanced messaging network, which the Company expects to enable it to market advanced messaging services nationwide by the end of 1998. In addition, the Company expects to incur cash operating expenses of approximately $10 million in 1998. Thereafter, the Company anticipates that the advanced messaging operations will require up to $55 million of additional capital expenditures to complete construction and to add capacity to the network in 1999. In addition, the Company expects the advanced messaging operations to require up to $45 million to fund operations and marketing in 1999 and 2000 as the Company's advanced messaging customer base grows. In addition, the Company may require up to $50 million of secured vendor financing to fund the purchase of subscriber units. The Company believes that it will not require such financing until 1999 or later. The Company expects such financing to be available. The Company is moving forward with the overlay of advanced messaging technology on its nationwide one-way paging network, with construction underway in 20 cities as of April 30, 1998. Advanced messaging services will be launched first in the Austin, San Antonio, Dallas/Fort Worth and Denver markets, with nationwide services expected by year-end. The Company is currently testing second generation subscriber units from Glenayre Technologies Inc. and Motorola, Inc. Once the Company has certified the subscriber units, the Company will proceed to commercial launch.

         As of March 31, 1998, the Company had approximately $87.7 million in cash and cash equivalents. On January 28, 1998, the Company received net proceeds after offering expenses and the Refinancing of approximately $107.8 million from the Offering. At March 31, 1998, the Company's borrowings available under the Revolving Credit Agreement were $40.8 million. Under the Vendor Financing Arrangement, $30 million of financing, in aggregate, will be available during the period from September 1, 1998 through December 31, 2000. The Company anticipates its one-way messaging operations will generate sufficient cash flows to fund one-way capital expenditures and consolidated working capital requirements for 1998 and 1999.

         The Company anticipates that its capital resources, combined with anticipated excess cash flows from the Company's one-way messaging operations, will be sufficient to fund the Company's consolidated operations and capital expenditures through 1998 and 1999.

         In 1997, the Company began an evaluation of its computer systems and paging networks for Year 2000 compliance. The Year 2000 issue stems from the use of two-digit dates in computer programs. Programs that use the two-digit dates may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures causing disruptions in operations. The Company is currently in the process of assessing the impact of the Year 2000 on its operations and is aware that it will be required to upgrade and/or modify certain software systems in order to be Year 2000 compliant. The Company is also working with software vendors whose products and services, if not Year 2000 compliant, would have a materially adverse affect of the Company's results of operations.

         Although final cost estimates have not been fully determined, the Company currently believes that the cost of becoming Year 2000 compliant will not be material to the Company. However, the Company's business, financial position, or results of operations could be materially adversely affected by the failure of its computer systems and applications, or those operated by other parties, to properly operate or manage dates beyond 1999.

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

         On March 20, 1998, an action against the Company and Paging
Network, Inc. was filed in Superior Court of the State of California, County of Los Angeles, by three customers of EconoPage of Southern California, Inc. ("EPSC"), a reseller of the Company's services that had resold the Company's paging services to approximately 12,000 customers. The Company terminated the reseller agreement when EPSC ceased operations on March 4, 1998. In the complaint, plaintiffs have requested class action status on behalf of EPSC customers and allege that EPSC was an agent of the Company, that the Company was aware that EPSC's pricing would not permit it to sustain its business and the Company permitted EPSC to continue to enter into service contracts with customers while EPSC was having serious financial difficulties. The complaint alleges violation of statute, fraud and negligent misrepresentation by the Company, and requests injunctive relief as well as compensatory, punitive, special and incidental damages in an unspecified amount. The Company denies all claims and will vigorously defend itself. The Company does not expect the ultimate outcome of this suit to have a material adverse effect on its results of operations or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 6.  EXHIBITS AND REPORTS ON  FORM 8-K

(a)      Exhibits

                  The exhibits listed on the accompanying index to exhibits are filed as part of this quarterly report.

(b)      Reports on Form 8-K

                  The following current report on Form 8-K was filed by PageMart Wireless, Inc. during the quarter ended March 31, 1998:

                  Current Report on Form 8-K dated January 28, 1998 reporting under Item 5 "Other Event" the refinancing of certain of its outstanding indebtedness and the modification of its corporate structure.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.









                                             PAGEMART WIRELESS, INC.


                                             BY: /S/JOHN D. BELETIC
                                             JOHN D. BELETIC,
MAY 14, 1998                                 CHAIRMAN AND
                                             CHIEF EXECUTIVE OFFICER






                                             BY: /S/ G. CLAY MYERS
                                             G. CLAY MYERS,
MAY 14, 1998                                 VICE PRESIDENT, FINANCE,
                                             CHIEF FINANCIAL OFFICER AND
                                             TREASURER (PRINCIPAL FINANCIAL
                                             AND CHIEF ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
10.1*             Modification and Reaffirmation Agreement, dated March 12,
                  1998, between PageMart Wireless, Inc. and Glenayre
                  Electronics, Inc.

11.1* Statement regarding computation of per share loss for the three months ended March 31, 1998.


11.2* Statement regarding computation of per share loss for the three months ended March 31, 1997.


27.1*             Financial Data Schedule.




*        Filed herewith