Form 10-Q
period 1998-06-30
PAGEMART WIRELESS INC
filed 1998-08-11
CIK 947268

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

================================================================================
                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


YES [X]                                                               NO [ ]


As of July 31, 1998, there were 34,431,365 shares of the registrant's class A common stock outstanding.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                                                  PAGE
                                                                                                                ----
ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1997
               AND JUNE 30, 1998.................................................................................3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
              MONTHS ENDED JUNE 30, 1997 AND 1998................................................................4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
              MONTHS ENDED JUNE 30, 1997 AND 1998................................................................5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS....................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................................................8


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.......................................................................................19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................................................20

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                December 31,        June 30,
                                                                                    1997              1998
                                                                                ------------      ------------
                                                                                                   (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                   $      8,337      $     65,662
    Accounts receivable, net                                                          61,394            46,406
    Inventories                                                                        5,359             6,063
    Prepaid expenses and other current assets                                          9,043            10,000
                                                                                ------------      ------------
        Total current assets                                                          84,133           128,131

Property and equipment, net                                                          136,727           202,953

Narrowband licenses                                                                  133,065           133,065

Deferred debt issuance costs, net                                                      5,532            11,138

Other assets                                                                           2,419             2,480
                                                                                ------------      ------------
        Total assets                                                            $    361,876      $    477,767
                                                                                ============      ============


LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
    Accounts payable                                                            $     28,009      $     38,836
    Deferred revenue                                                                  53,469            57,887
    Current maturities of long-term debt                                               2,755                --
    Other current liabilities                                                         20,740            21,347
                                                                                ------------      ------------
        Total current liabilities                                                    104,973           118,070

Long-term debt                                                                       289,344           426,547

Commitments and contingencies

Stockholders' (deficit) equity:
    Common stock, $.0001 par value per share, 75,000,000
      shares authorized 40,032,937 and 40,274,884 shares issued
      at December 31, 1997 and June 30, 1998, respectively                                 4                 4
    Additional paid-in capital                                                       226,622           227,797
    Accumulated deficit                                                             (258,575)         (294,078)
    Stock subscriptions receivable                                                      (492)             (573)
                                                                                ------------      ------------
        Total stockholders' (deficit) equity                                         (32,441)          (66,850)
                                                                                ------------      ------------
        Total liabilities and stockholders' (deficit) equity                    $    361,876      $    477,767
                                                                                ============      ============



      The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                             Three Months Ended June 30,           Six Months Ended June 30,
                                            ------------------------------      ------------------------------
                                                1997              1998              1997              1998
                                            ------------      ------------      ------------      ------------
Revenues:
    Recurring revenues                      $     50,006      $     63,537      $     96,481      $    124,409
    Equipment revenues                            15,896            13,171            31,144            29,490
                                            ------------      ------------      ------------      ------------
        Total revenues                            65,902            76,708           127,625           153,899

Cost of equipment sold                            20,263            15,915            38,382            36,533

Operating expenses:
    Technical                                     11,384            13,683            22,153            26,177
    Selling                                       12,339            14,190            25,005            28,086
    General and administrative                    15,814            21,051            31,590            41,211
    Depreciation and amortization                  7,285             9,177            14,134            17,779
                                            ------------      ------------      ------------      ------------
        Total operating expenses                  46,822            58,101            92,882           113,253
                                            ------------      ------------      ------------      ------------

        Operating (loss) income                   (1,183)            2,692            (3,639)            4,113

Other (income) expense:
    Interest expense                               9,297            10,314            18,335            21,923
    Interest income                                 (124)           (1,088)             (300)           (2,060)
    Other                                            749             1,382             1,486             2,147
                                            ------------      ------------      ------------      ------------
        Total other (income) expense               9,922            10,608            19,521            22,010
                                            ------------      ------------      ------------      ------------

Net loss before extraordinary items              (11,105)           (7,916)          (23,160)          (17,897)
Extraordinary items:
    Early retirement of debt                          --                --                --           (13,808)
    Satellite failure                                 --            (3,798)               --            (3,798)
                                            ------------      ------------      ------------      ------------
Net loss                                    $    (11,105)     $    (11,714)     $    (23,160)     $    (35,503)
                                            ============      ============      ============      ============

Net loss per share
    (basic and diluted)
    Net loss before extraordinary items     $      (0.28)     $      (0.20)     $      (0.58)     $      (0.44)
    Extraordinary items                               --             (0.09)               --             (0.44)
                                            ------------      ------------      ------------      ------------
    Net loss                                $      (0.28)     $      (0.29)     $      (0.58)     $      (0.88)
                                            ============      ============      ============      ============

Weighted average number
  of shares outstanding
    (basic and diluted)                           39,879            40,198            39,864            40,140
                                            ============      ============      ============      ============



      The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                             Six Months Ended June 30,
                                                                             -------------------------
                                                                               1997            1998
                                                                             ---------      ----------
Cash flows from operating activities:
    Net loss                                                                 $ (23,160)     $ (35,503)
    Adjustments to reconcile net loss to
       net cash provided by operating activities:
       Extraordinary items                                                          --         17,606
       Depreciation and amortization                                            14,134         17,779
       Provision for bad debt                                                    5,371          5,290
       Accretion of discount on senior discount notes                           17,105         20,102
       Amortization of deferred debt issuance costs                                423            568
       Changes in certain assets and liabilities:
       (Increase) decrease in accounts receivable                              (18,146)         9,698
       (Increase) decrease in inventories                                        4,212           (704)
       Increase in prepaid expense and other current assets                       (579)          (957)
       (Increase) decrease in other assets, net                                  1,440           (288)
       Increase (decrease) in accounts payable                                  (6,253)        10,827
       Increase in deferred revenue                                              9,003          4,418
       Decrease in other current liabilities                                    (1,244)        (4,352)
                                                                             ---------      ---------
            Net cash provided by operating activities                            2,306         44,484
                                                                             ---------      ---------

Cash flows from investing activities:
    Purchases of property and equipment related to one-way messaging           (13,501)       (19,841)
    Purchases of property and equipment related to advanced messaging           (9,859)       (59,344)
    Other                                                                         (766)           (49)
                                                                             ---------      ---------
            Net cash used in investing activities                              (24,126)       (79,234)
                                                                             ---------      ---------


Cash flows from financing activities:
    Proceeds from issuance of common stock under
       the stock option/stock issuance plan                                        248          1,036
    Proceeds from conversion of common stock warrants                              157             --
    Payments of stock subscriptions receivable                                      --             58
    Retirement of 12 1/4% Senior Discount Notes                                     --       (130,689)
    Proceeds from issuance of 11 1/4% Senior Subordinated Discount Notes            --        249,700
    Offering Costs related to issuance of 11 1/4% Senior Subordinated
       Discount Notes and retirement of 12 1/4% Senior Discount Notes               --        (12,049)
    Payments on vendor financing arrangement                                      (178)       (21,249)
    Borrowings on vendor financing arrangement                                   5,857          5,268
                                                                             ---------      ---------
            Net cash provided by financing activities                            6,084         92,075
                                                                             ---------      ---------

Net (decrease) increase in cash and cash equivalents                           (15,736)        57,325

Cash and cash equivalents, beginning of period                                  22,603          8,337
                                                                             ---------      ---------
Cash and cash equivalents, end of period                                     $   6,867      $  65,662
                                                                             =========      =========


Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                              $     348      $     647


      The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1998

                                   (UNAUDITED)

1.  GENERAL

         PageMart, Inc. ("PageMart") was incorporated as a Delaware corporation on May 8, 1989, to provide wireless messaging products and services. In January 1995, PageMart effected a corporate reorganization pursuant to which PageMart Nationwide, Inc., a Delaware corporation, became the holding company parent of PageMart. In December 1995, the corporate name was changed from PageMart Nationwide, Inc. to PageMart Wireless, Inc. ("Wireless"). On January 28, 1998, PageMart was merged into Wireless with Wireless as the surviving corporation. Wireless and its subsidiaries are referred to herein as the "Company." The consolidated financial statements of the Company include the accounts of PageMart PCS, Inc., PageMart II, Inc., PageMart Operations, Inc., PageMart International, Inc. and certain other direct and indirect subsidiaries of Wireless. Each of these companies, other than PageMart International, Inc., is a wholly-owned subsidiary of Wireless. PageMart PCS holds certain narrowband personal communications services licenses. PageMart II, Inc. and PageMart Operations, Inc. hold certain Federal Communications Commission ("FCC") licenses. PageMart International, Inc. holds certain investments in international operations in Canada. Other than these licenses and international investments, the subsidiaries of Wireless have no significant assets or liabilities.

2.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

4.    CAPITALIZED INTEREST

         In accordance with statement of Financial Accounting Standards No. 34 - Capitalization of Interest Cost, the Company capitalizes interest on certain qualifying assets during the construction period. Interest costs attributable to the construction of the Company's advanced messaging network of $3.2 million and $4.5 million were capitalized for the three and six months ended June 30, 1998. The Company did not capitalize any interest costs for the three and six months ended June 30, 1997.

5.    LONG-TERM DEBT

     On January 28, 1998, the Company raised approximately $249.7 million in gross proceeds from the sale of its 11 1/4% Senior Subordinated Discount Notes due 2008 (the "Offering"). Simultaneously with the closing of the Offering, the Company refinanced certain of its outstanding indebtedness and modified its corporate structure (the "Refinancing"). The Refinancing consisted of: (i) purchasing all of the Company's outstanding 12 1/4% Senior Discount Notes due 2003 (the 12 1/4% Notes); (ii) amending certain terms of the covenants and agreements in the indenture relating to the Company's 15% Senior Discount Notes due 2005; and (iii) merging PageMart, Inc. into PageMart Wireless, Inc., with PageMart Wireless, Inc. as the surviving corporation.

     Approximately $130.7 million of the net proceeds of the Offering was used to finance the retirement of the 12 1/4% Notes. The proceeds remaining after expenses of the Offering and Refinancing were approximately $107.8 million. In connection with the Refinancing, the Company incurred an extraordinary charge of approximately $13.8 million in the first quarter of 1998 related to the early retirement of debt.

     The 11 1/4% Senior Subordinated Discount Notes due 2008 (the "11 1/4% Notes") have a principal amount at maturity of $432.0 million with an initial accreted value of $249.7 million. The 11 1/4% Notes mature on February 1, 2008. From and after August 1, 2003, interest on the 11 1/4% Notes will be paid semiannually in cash at the rate of 11 1/4% per annum. The 11 1/4% Notes are redeemable at any time on or after February 1, 2003, at the option of the Company in whole or in part, at 105.625% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100% of their principal amount at maturity plus accrued interest on and after February 1, 2006. In addition, at any time prior to February 1, 2001, up to 35% of the accreted value of the 11 1/4% Notes may be redeemed at a redemption price of 111.25% of their accreted value on the redemption date at the option of the Company in connection with a public offering of its common stock, provided that at least $280.8 million aggregate principal amount at maturity of the 11 1/4% Notes remains outstanding after each redemption.

6.    EXTRAORDINARY ITEM

     On May 19, 1998, the Company and many other paging companies experienced an unprecedented interruption of service when the PanAmSat Galaxy IV communications satellite, on which the Company leases capacity, ceased to communicate with paging uplink stations throughout the United States. Management believes that this is the first event of its kind to affect the paging industry in the 35 year history of satellite telecommunications. This event occurred when the satellite's onboard control system and a back-up control system failed and PanAmSat technicians were unable to restore the satellite's proper orientation toward Earth.

     The Company initiated its recovery plan by re-orienting its satellite links to its back-up satellites. In order to re-orient the satellite links, the Company realigned satellite dish antennas on each of its approximately 2,000 transmission sites to receive the back-up satellites' signals. Although the satellite failure was beyond the Company's control, the Company provided its customers with a two-day airtime credit to compensate them for the period when they were unable to receive messages. The Company incurred $3.8 million of costs (including the airtime credit) during the three months ended June 30, 1998 and has recorded these costs as an extraordinary charge.

7.    YEAR 2000 DISCLOSURE

     In 1997, the Company began an evaluation of its computer systems and network infrastructure for Year 2000 compliance. The Year 2000 issue stems from the use of two-digit dates in computer programs. Programs that use the two-digit dates may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures causing disruptions in operations. the Company is currently in the process of assessing the impact of the Year 2000 on its operations and is aware that it will be required to upgrade and/or modify certain software systems in order to be Year 2000 compliant. The Company expects the large majority of upgrades to take place in 1998. The potential scope of Year 2000 problems is very broad. The Company cannot guarantee that its operations will not be disrupted if services, products and systems of third parties that are used by or interface with the Company's networks and systems fail to properly operate and exchange date data. To minimize this risk, the Company is polling its vendors on Year 2000 compliance and requiring Year 2000 compliance information from each vendor. The Company is also working with vendors whose products and services, if not Year 2000 compliant, would have a materially adverse affect on the Company's results of operations, as well as evaluating alternative solutions to these issues.

         Final cost estimates to correct Year 2000 issues have not been fully determined by the Company. As of June 30, 1998, the costs have not been material to the Company's results of operations or financial position. The total costs could ultimately be material to the Company's results of operations or financial position. In addition, the Company's business, financial position, or results of operations could be materially adversely affected by the failure of its computer systems and applications, or those operated by other parties, to properly operate or manage dates beyond 1999.

8.    LEGAL PROCEEDINGS

     On October 27, 1997, an action against PageMart and another major paging carrier was filed in Superior Court of the State of California, County of San Francisco, by two customers of EconoPage, Inc. ("EconoPage"), a reseller of the Company's services that had resold PageMart's paging services to approximately 38,000 customers. PageMart terminated the reseller agreement due to monetary default by EconoPage. In the complaint, plaintiffs requested class action status on behalf of EconoPage customers and alleged that EconoPage was an agent of PageMart, that PageMart was aware that EconoPage's pricing would not permit it to sustain its business and PageMart permitted EconoPage to continue to enter into service contracts with customers while EconoPage was having serious financial difficulties. The complaint alleged violation of statute, fraud and negligent misrepresentation by PageMart, and requested injunctive relief as well as compensatory, punitive, special and incidental damages in an unspecified amount. PageMart denies all claims. Discovery has proceeded and plaintiffs filed a motion for class certification. After briefing and oral arguments, the court denied plaintiff's motion. Plaintiff's counsel has informed the Company that plaintiffs intend to appeal the denial of class certification. The Company will continue to defend this action vigorously. The Company does not expect the ultimate outcome of this suit to have a material adverse effect on its results of operations or financial condition.

     On March 20, 1998, an action against the Company and another major paging carrier was filed in Superior Court of the State of California, County of Los Angeles, by three customers of EconoPage of Southern California, Inc. ("EPSC"), a reseller of the Company's services that had resold the Company's paging services to approximately 12,000 customers. The Company terminated the reseller agreement when EPSC ceased operations on March 4, 1998. In the complaint, plaintiffs have requested class action status on behalf of EPSC customers and allege that EPSC was an agent of the Company, that the Company was aware that EPSC's pricing would not permit it to sustain its business and the Company permitted EPSC to continue to enter into service contracts with customers while EPSC was having serious financial difficulties. The complaint alleged violation of statute, fraud and negligent misrepresentation by the Company, and requested injunctive relief as well as compensatory, punitive, special and incidental damages in an unspecified amount. The other major paging carrier demurred to plaintiff's complaint on the grounds that it did not state facts sufficient to constitute a cause of action. The court sustained the demurrer without leave to amend the fraud and negligent misrepresentation causes of action, and it sustained with leave to amend the statutory violation cause of action if plaintiffs could allege that defendants knew EPSC was going to fail but continued to allow their names to be used to solicit customers. Plaintiffs have filed an amended complaint that states only a statutory violation cause of action against defendants. The Company denies all claims and will defend this action vigorously. The Company does not expect the ultimate outcome of this suit to have a material adverse effect on its results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the results of operations and financial condition of the Company for the three and six months ended June 30, 1998 and 1997. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes thereto included elsewhere in this report. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

GENERAL

         Through its PageMart Paging division, the Company has constructed and operates a wireless messaging and communications network and provides paging and other one-way wireless messaging services to its subscribers. Through its PageMart PCS division, the Company is constructing an advanced messaging network as an overlay of its one-way network. In June 1998, the Company launched commercial advanced messaging services in its first two local markets, Austin and San Antonio, Texas. The Company sells and leases wireless messaging equipment to subscribers, retailers and resellers. The Company earns recurring revenues from each subscriber in the form of fixed periodic fees and incurs substantial operating expenses in offering its services, including technical, customer service and general and administrative expenses.

         Since commencing operations in 1990, the Company has invested heavily in its wireless communications network and administrative infrastructure in order to establish nationwide coverage, sales offices in major metropolitan areas, centralized customer service call centers and administrative support functions. The Company incurs substantial fixed operating costs related to its wireless communications infrastructure, which is designed to serve a larger subscriber base than the Company currently serves in order to accommodate growth. In addition, the Company incurs substantial costs associated with new subscriber additions. As a result, the Company has generated significant net losses for each year of its operations.

         The Company's strategy is to expand its subscriber base to increase profitability and cash flow through greater utilization of its nationwide wireless communications network. From December 31, 1996 to June 30, 1998, the number of domestic one-way units in service increased from 1,851,445 to 2,752,580. None of the Company's growth was attributable to acquisitions. The Company intends to achieve this growth by promoting its customized paging and other wireless messaging services through its national sales offices, national retail distribution channels and private brand strategic alliances with telecommunication companies such as GTE Corporation, Southwestern Bell Mobile Systems, WorldCom Network Services, Ameritech Mobile Services, Inc., EXCEL Communications, Inc., ALLTEL Communications, Inc., BellSouth Cellular Corp., Bluegrass Cellular, Pacific Bell and First Cellular of Southern Illinois, as well as international expansion. Given the fixed operating costs of its wireless networks, and administrative and selling and marketing expenses associated with its growth strategy, the Company generated operating losses in 1997 from its PageMart Paging division. In the third quarter of 1997, the Company began generating operating profits in its PageMart Paging division and management expects this trend to continue during 1998.

         The Company began testing and development of advanced messaging services in 1996, which continued throughout 1997. In 1998, the Company began implementation of an advanced messaging network and expects to incur additional operating losses and make significant capital expenditures during 1998 and 1999. The Company does not anticipate any significant revenues from advanced messaging services during 1998.

         The Company has historically sold, rather than leased, substantially all of the messaging equipment used by its subscribers. As a result, the Company has much less capital invested in subscriber units than other paging carriers since it has recouped a substantial portion of subscriber unit costs upon sale to retailers and subscribers. This has resulted in significantly lower capital expenditures and depreciation expense than if the Company had leased units to its subscribers. In addition, the Company's financial results are much different than other paging carriers that lease subscriber units to subscribers because the Company recognizes the cost of subscriber units sold in connection with adding new subscribers at the time of sale rather than capitalizing and depreciating the cost of subscriber units over periods ranging from three to four years, as occurs with paging carriers that lease subscriber units to subscribers. In addition, the Company's retail distribution strategy results in the recognition of expenses associated with subscriber unit sales and other sales and marketing expenses in advance of new subscribers being added to the base and generating revenues (as retailers carry inventory). During the second quarter 1998, the Company experienced an increase in leasing of one-way alphanumeric units in its PageMart Paging division. The Company expects to lease a substantial portion of its advanced messaging subscriber units as initial sales of advanced messaging services are expected to be dominated by business and corporate customers and because of the higher cost of advanced messaging subscriber units compared to one-way messaging units.

         The Company sells its subscriber units through the following distribution channels: (i) direct sales and third-party resellers through its National Sales Offices strategic business unit ("SBU"), (ii) private brand strategic alliances through its Carrier Services SBU and (iii) national retail stores through its National Retail SBU. At June 30, 1998, 26% of the Company's total units in service originated from the National Retail SBU, 35% originated from the Carrier Services SBU and 39% originated from the National Sales Offices SBU. Selling and marketing expenses primarily consist of compensation paid to the Company's sales force and advertising and marketing costs including losses on sales of new units. For competitive and marketing reasons, the Company generally sells each new unit to national retailers for less than its acquisition cost. Management anticipates that the loss on equipment sold in the National Retail SBU will generally remain constant on a per unit basis for the foreseeable future. The Company's accounting practices result in selling and marketing expenses, including loss on sale of equipment, being recorded at the time a unit is sold. The Company expects its cost of subscriber units on a per unit basis generally to remain constant or decline slightly as sales volumes increase. Units sold by the Company during a given month may exceed units activated and in service due to inventory stocking and distribution strategies of retailers.

         The Company derives its recurring revenue primarily from fixed periodic fees for services that are not generally dependent on usage. Consequently, the Company's ability to recoup its initial selling and marketing costs, to meet operating expenses and to achieve profitability is dependent on the average length of each customer's subscription period. As long as a subscriber continues to utilize the Company's service, operating results benefit from the recurring payments of the fixed fees without the incurrence of additional selling expenses by the Company. Conversely, operating results are adversely affected by customer disconnections. Each month a percentage of the Company's existing customers have their service terminated for a variety of reasons, including failure to pay for service, dissatisfaction with service and switching to a competing service provider. The Company's average monthly disconnection rates for the years ended December 31, 1995, 1996 and 1997 and the six months ended June 30, 1998 were 2.5%, 2.4%, 2.5% and 2.7%, respectively.

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

     On May 19, 1998, the Company and many other paging companies experienced an unprecedented interruption of service when the PanAmSat Galaxy IV communications satellite, on which the Company leases capacity, ceased to communicate with paging uplink stations throughout the United States. Management believes that this is the first event of its kind to affect the paging industry in the 35 year history of satellite telecommunications. This event occurred when the satellite's onboard control system and a back-up control system failed and PanAmSat technicians were unable to restore the satellite's proper orientation toward Earth.

     The Company initiated its recovery plan by re-orienting its satellite links to its back-up satellites. In order to re-orient the satellite links, the Company realigned satellite dish antennas on each of its approximately 2,000 transmission sites to receive the back-up satellites' signals. Although the satellite failure was beyond the Company's control, the Company provided its customers with a two-day airtime credit to compensate them for the period when they were unable to receive messages. The Company incurred $3.8 million of costs (including the airtime credit) during the three months ended June 30, 1998 and has recorded these costs as an extraordinary charge.

RESULTS OF OPERATIONS

         The Company's principal operations to date are the domestic one-way wireless operations of its PageMart Paging division. The following discussion of results of operations analyzes the results of the Company's PageMart Paging division (i.e., domestic one-way wireless messaging operations), unless otherwise indicated.

         Certain of the following financial information is presented on a per subscriber unit basis. Management of the Company believes that such a presentation is useful in understanding the Company's results because it provides a meaningful comparison period to period, given the Company's growth rate and the significant differences in the number of subscribers of other paging companies.

THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998

Units in Service

         Units in service from domestic one-way operations were 2,181,775 and 2,752,580 as of June 30, 1997 and 1998, respectively, representing an annual growth rate of 26%. The net subscriber additions for the Company's domestic one-way messaging operations have ranged from 100,000 to 170,000 for each of the last four fiscal quarters. In the six months ended June 30, 1998, the Company's domestic one-way messaging operations generated 239,243 net subscriber additions, representing an annualized growth rate of approximately 19%. Management expects the domestic one-way messaging operations to generate an annual growth rate in net subscriber additions ranging from 15%-18% for 1998, which would result in net subscriber additions ranging from approximately 140,000 to 220,000 for the remaining six months of 1998. In addition, for the six months ended June 30, 1997 and 1998, PageMart Canada Limited's ("PageMart Canada") units in service were 24,991 and 36,610, respectively. As a result of its ownership interest in PageMart Canada, the Company's proportional share of the units in service of PageMart Canada was 14,995 and 21,966 at June 30, 1997 and 1998, respectively.

         The Company has a strategic alliance arrangement with AT&T Wireless Services ("AT&T"). AT&T has agreed to sell its paging operations to Metrocall, Inc. The sale has not yet closed, and it is uncertain what effect the sale will have on the approximately 90,000 AT&T units in service with the Company. In addition, during the second quarter 1998, the Company's retail relationship with Best Buy, Inc. ("Best Buy") changed such that the Company is no longer the primary paging products provider to Best Buy. Management expects this change to reduce the number of net subscriber additions realized by the Company's National Retail SBU in the foreseeable future.

Revenues

         Revenues were $76.7 million and $153.9 million for the three and six months ended June 30, 1998 compared to $65.9 million and $127.5 million for the three and six months ended June 30, 1997. Recurring revenues for airtime, voice mail and other services were $63.5 million and $124.4 million for the three and six months ended June 30, 1998 compared to $50.0 million and $96.5 million for the comparable period ended June 30, 1997. Revenues from equipment sales were $13.2 million and $29.5 million for the three and six months ended June 30, 1998 compared to $15.9 million and $31.1 million for the comparable period ended June 30, 1997. The increases in recurring revenues were primarily due to the increase in the total number of units in service. The decrease in equipment sales during the three and six months ended June 30, 1998 was primarily due to a decrease in the number of units sold along with a decline in the rate of growth in national retail outlets.

         The Company's ARPU has ranged from $7.97 to $7.80 in the past five quarters. Over the past five quarters, the Company's ARPU has varied by less than 3 percent. Management expects ARPU to remain relatively stable in the foreseeable future with minor variations from changes in product mix.

Cost of Equipment Sold

         The cost of equipment sold was $15.9 million and $36.5 million for the three and six months ended June 30, 1998 compared to $20.2 million and $38.3 million for the three and six months ended June 30, 1997, respectively. The decrease in 1998 was primarily attributable to a decrease in the number of units sold along with a decline in the rate of growth in National Retail outlets. During the six months ended June 30, 1997 and 1998, the Company added 4,882 and 2,696 new national retail outlets, respectively. The Company expects pager costs generally to remain constant, with modest reductions in cost to the Company as a result of volume purchase discounts. The loss on equipment sold, equipment revenue less cost of equipment sold, is recognized when pagers are shipped to the retailers, usually before the units are placed into service.

Operating Expenses

         Technical expenses were $13.5 million and $25.8 million for the three and six months ended June 30, 1998 compared to $11.4 million and $22.2 million for the three and six months ended June 30, 1997. The increase was primarily due to increased telecommunications and site expenses associated with servicing the Company's expanded network and larger subscriber base. Based on an average monthly cost per unit in service, technical expenses were $1.81 and $1.66 in the second quarter of 1997 and 1998, respectively, compared to $1.83 and $1.63 for the six months ended June 30, 1997 and 1998, respectively. The per unit decrease was the result of increased operating efficiencies and economies of scale achieved through the growth of the Company's subscriber base. During the three and six months ended June 30, 1998, the Company incurred $219,000 and $354,000 in technical expenses associated with the development of its advanced messaging services.

         Selling expenses were $13.7 million and $27.2 million for the three and six months ended June 30, 1998 compared to $12.2 million and $24.8 million for the three and six months ended June 30, 1997. This increase resulted from greater marketing and advertising costs related to a larger base of retail outlets. During the three and six months ended June 30, 1998, the Company incurred $156,000 and $322,000 in selling expenses associated with the development of new international ventures and $318,000 and $572,000 in its development of advanced messaging services, respectively.

         General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) were $20.5 million and $40.3 million for the three and six months ended June 30, 1998 compared to $15.8 million and $31.6 million for the three and six months ended June 30, 1997. This increase was attributable to the Company's expansion of its customer service call centers, information systems and administrative capabilities to support the growing domestic one-way subscriber base which required additional office space, administrative personnel and customer service representatives. On an average cost per month per unit in service basis, general and administrative expenses were $2.52 and $2.53 in the second quarter of 1997 and 1998, respectively, compared to $2.61 and $2.55 for the six months ended June 30, 1997 and 1998, respectively. The per unit decrease for the six months was a result of increased operating efficiencies and economies of scale achieved through the growth of the Company's subscriber base. During the three and six months ended June 30, 1998, the Company incurred $527,000 and $959,000 in general and administrative expenses associated with the development of its advanced messaging services.

         Depreciation and amortization expense was $9.0 million and $17.5 million for the three and six months ended June 30, 1998 compared to $7.2 million and $14.0 million for the three and six months ended June 30, 1997. The increase resulted from the expansion of the Company's network infrastructure including transmitter and terminal equipment, as well as the purchase and development of computer hardware and software associated with the Company's administrative system in 1997 and the first six months of 1998. As an average cost per month per unit in service, depreciation and amortization was $1.15 and $1.12 in the second quarter of 1997 and 1998, respectively, compared to $1.16 and $1.11 for the six months ended June 30, 1997 and 1998, respectively. During the three and six months ended June 30, 1998, the Company incurred $131,000 and $251,000 in depreciation expenses associated with the development of its advanced messaging services.


Interest Expense

         Consolidated interest expense was $10.3 million and $21.9 million for the three and six months ended June 30, 1998 compared to $9.3 million and $18.3 million for the comparable period ended June 30, 1997. The increase in 1998 was primarily the result of interest expense related to the 11 1/4% Senior Subordinated DiscouNT Notes due 2008 issued by the Company in January 1998 (the "11 1/4% Notes") and increased interest expense related TO the 15% Senior Discount Notes due 2005 issued by the Company in January 1995 (the "15% Notes"). Interest expense related to the 11 1/4% Notes was $7.1 million and $12.1 million for the three and six months ended June 30, 1998. Interest expense related to the 15% Notes was $5.4 million and $6.0 million for the three months ended June 30, 1997 and 1998, respectively, and was $10.2 million and $11.9 million for the six months ended June 30,

1997 and 1998, respectively. Interest expense for the six months ended June 30, 1997 and 1998 on the 12 1/4% Senior DiscouNT Notes due 2003 issued by PageMart, Inc. in October 1993 (the "12 1/4% Notes"), which were retired in January 1998, was $7.3 million and $1.2 million, respectively. Total interest expense for the six months ended June 30, 1998 was reduced by the capitalization of $4.5 million of interest related to the construction of the Company's advanced messaging network.

Net Loss

         The Company sustained a consolidated net loss before extraordinary items of $7.9 million and $17.9 million for the three and six months ended June 30, 1998 compared to $11.1 million and $23.2 million for the three and six months ended June 30, 1997, principally due to the cost of funding the growth of the Company's subscriber base. A one-time extraordinary charge of $13.8 million was recognized during the first quarter of 1998 related to the early retirement of the 12 1/4% Notes. Also, a one-time extraordinary charge of $3.8 milliON was recognized during the second quarter of 1998 related to the interruption in service experienced by the Company when the Galaxy IV satellite failed. Including the extraordinary items, the Company's consolidated net loss for the three and six months ended June 30, 1998 was $11.7 million and $35.5 million, respectively.

Selected Quarterly Results of Operations

         The table below sets forth management's presentation of results of PageMart Paging's operations and other data on a quarterly basis for the six most recent fiscal quarters. This presentation should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto included elsewhere in this report and the Company's quarterly reports on Form 10-Q for the corresponding periods below (in thousands, except other data).


                                                                         THREE MONTHS ENDED
                                  -------------------------------------------------------------------------------------------------
                                   MARCH 31,          JUNE 30,         SEPT. 30,        DEC. 31,         MARCH 31,        JUNE 30,
                                      1997              1997             1997             1997              1998            1998
                                  -----------       -----------       -----------      -----------      -----------     -----------
                                                                            (UNAUDITED)
RECURRING REVENUES                $    46,475       $    50,004       $    53,593      $    56,828      $    60,872     $    63,537
Equipment revenues                     15,183            15,867            19,142           20,513           16,289          13,164
                                  -----------       -----------       -----------      -----------      -----------     -----------
                                       61,658            65,871            72,735           77,341           77,161          76,701

Cost of equipment sold                 18,054            20,234            24,008           23,735           20,590          15,915
                                  -----------       -----------       -----------      -----------      -----------     -----------

NET REVENUES                           43,604            45,637            48,727           53,606           56,571          60,786

Technical expenses                     10,765            11,385            11,963           12,397           12,359          13,464
G&A expenses                           15,763            15,814            16,957           17,911           19,728          20,524
Selling expenses                       12,572            12,189            12,115           13,969           13,476          13,716
Depreciation and
  amortization expense                  6,808             7,240             7,626            7,987            8,482           9,046
                                  -----------       -----------       -----------      -----------      -----------     -----------

OPERATING INCOME (LOSS): EBIT     $    (2,304)      $      (991)      $        66      $     1,342      $     2,526     $     4,036
                                  ===========       ===========       ===========      ===========      ===========     ===========

EBITDA(1)                         $     4,504       $     6,249       $     7,692      $     9,329      $    11,008     $    13,082
                                  ===========       ===========       ===========      ===========      ===========     ===========

OTHER DATA:

EBIT MARGIN(2)                           (5.3)%            (2.2)%             0.1%             2.5%             4.5%            6.6%
EBITDA MARGIN(3)                         10.3%             13.7%             15.8%            17.4%            19.5%           21.5%

Ending units in service             2,001,525         2,181,775         2,343,299        2,513,337        2,652,443       2,752,580
ARPU(4)                           $      8.04       $      7.97       $      7.90      $      7.80      $      7.86     $      7.84
Capital employed per
  unit in service(5)              $        41       $        40       $        36      $        34      $        31     $        28
RETURN ON
  CAPITAL EMPLOYED(6)                    22.0%             28.6%             36.5%            43.7%            53.6%           67.9%


----------

(1) EBITDA represents earnings (loss) before interest, taxes, depreciation and amortization. EBITDA is a financial measure commonly used in the paging industry. EBITDA is not derived pursuant to generally accepted accounting principles ("GAAP"), and therefore should not be construed as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company.

(2)  Calculated by dividing quarterly EBIT by net revenues.

(3)  Calculated by dividing quarterly EBITDA by net revenues.

(4) Calculated by dividing domestic recurring revenues for the quarter by the simple average number of domestic units in service during that quarter. Stated as the monthly average for the quarter.

(5) Calculated by dividing consolidated total assets (excluding cash, advanced messaging services assets and international investments) minus non-interest bearing current liabilities, at the end of the period by domestic units in service at the end of the period.

(6) Calculated by multiplying quarterly EBITDA by four and dividing by total capital employed (capital employed per unit in service multiplied by domestic units in service.)

Supplementary Information

         The following table sets forth supplementary financial information related to the Company's various operations (in thousands):

                                                         THREE MONTHS ENDED JUNE 30, 1998
                                                         --------------------------------
                                                                    (UNAUDITED)
                                            PAGEMART         PAGEMART         PAGEMART
                                             PAGING            PCS         INTERNATIONAL (1)       TOTAL
                                          ------------     ------------    -----------------   ------------
Revenues                                  $     76,701     $         --      $          7      $     76,708
Technical expense                               13,464              219                --            13,683
Selling expense                                 13,716              318               156            14,190
General and administrative expense              20,524              527                --            21,051
Depreciation and amortization expense            9,046              131                --             9,177
Operating income (loss)                          4,036           (1,195)             (149)            2,692
EBITDA                                          13,082           (1,064)             (149)           11,869

Total assets                                   227,923          252,435            (2,591)          477,767
Capital expenditures                            11,018           33,962                --            44,980


                                                           SIX MONTHS ENDED JUNE 30, 1998
                                                           ------------------------------
                                                                    (UNAUDITED)
                                            PAGEMART         PAGEMART         PAGEMART
                                             PAGING            PCS         INTERNATIONAL (1)       TOTAL
                                          ------------     ------------    -----------------   ------------
Revenues                                  $    153,862     $         --      $         37      $    153,899
Technical expense                               25,823              354                --            26,177
Selling expense                                 27,192              572               322            28,086
General and administrative expense              40,252              959                --            41,211
Depreciation and amortization expense           17,528              251                --            17,779
Operating income (loss)                          6,562           (2,136)             (313)            4,113
EBITDA                                          24,090           (1,885)             (313)           21,892

Total assets                                   227,923          252,435            (2,591)          477,767
Capital expenditures                            19,841           59,344                --            79,185


----------

(1) Expenses reflected in this column are for the Company's international headquarters operations. The Company accounts for its investments in Canada under the equity method. Consequently, the Company's share of losses from its Canadian operations are not reflected in this table.

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

         Capital expenditures for the six months ended June 30, 1998 were $79.2 million compared to $23.4 million for the six months ended June 30, 1997. Capital expenditures for the six months ended June 30, 1998 include approximately $59.3 million related to the development of its advanced messaging network, $5.6 million for the Company's one-way messaging network, $6.9 million for computer hardware and software, $1.7 million for corporate expansion and relocation and $3.9 million for pagers. Capital expenditures for the six months ended June 30, 1997 included approximately $9.9 million related to the development of advanced messaging services, $8.9 million for the Company's one-way messaging network and $4.6 million for the development of the Company's administrative system. During December 1995, the Company committed to purchase $40.0 million in network infrastructure equipment from Motorola, Inc. from December 1, 1995 to October 31, 1999. Through June 30, 1998, the Company has purchased $25.4 million of network infrastructure under this purchase commitment. The Company also capitalized approximately $4.5 million of interest expense for the narrowband personal communication services ("NPCS") licenses and advanced messaging network costs for those markets under construction during the six months ended June 30, 1998.

         The Company's net cash provided by operating activities for the six months ended June 30, 1998 was $44.5 million compared with $2.3 million for the six months ended June 30, 1997. Net cash provided by operations for the six months ended June 30, 1998 was increased by $13.9 million due to increases in current liabilities related to capital expenditures for the construction of the Company's advanced messaging network. Net cash used in investing activities was $79.2 million for the six months ended June 30, 1998 compared with $24.1 million for the comparable 1997 period. The $79.2 million and $24.1 million used in investing activities in the first six months of 1998 and 1997, respectively, were primarily for capital expenditures. Net cash provided by financing activities was $92.1 million for the six months ended June 30, 1998 compared with the $6.1 million for the six months ended June 30, 1997. The increase in net cash provided from financing activities for the six months ended June 30, 1998 was primarily due to the receipt of $107.8 million of net proceeds from the issuance of the 11 1/4% Notes offset by $16.0 million of net payments on the Vendor Financing Arrangement (defined below).

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

         The 11 1/4% Notes, which are unsecured senior subordinated obligations of the Company, mature in 2008 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 11 1/4% Notes will cause an increase in indebtedness from June 30, 1998 to February 1, 2003 of $170.4 million. From and after August 1, 2003, interest on the 11 1/4% Notes will be paid semiannually, in cash.

         The 15% Notes, which are unsecured senior obligations of the Company, mature in 2005 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 15% Notes will cause an increase in indebtedness from June 30, 1998 to February 1, 2000 of $42.4 million. From and after February 1, 2000, interest on the 15% Notes will be payable semiannually, in cash.

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

         As of June 30, 1998, the Company had no amounts outstanding under the Vendor Financing Arrangement and its indebtedness under the 15% Notes was $164.9 million and its indebtedness under the 11 1/4% Notes was $261.6 million.

         In May 1995, the Company entered into a four year Revolving Credit Agreement with BT Commercial Corporation, as Agent, and Bankers Trust Company, as Issuing Bank, which provides for a $50 million revolving line of credit (the "Revolving Credit Agreement"). As of June 30, 1998 there were no loans outstanding under the Revolving Credit Agreement. The maximum amount available under the Revolving Credit Agreement at any time is limited to a borrowing base amount equal to the lesser of (i) 80% of eligible accounts receivable plus 50% of eligible inventory of the Company, and (ii) an amount equal to the service contribution (as defined in the Revolving Credit Agreement) of the Company and its subsidiaries for the immediately preceding three-month period times 4.0. As of June 30, 1998, the amount available under the Revolving Credit Agreement was $30.3 million.

         The indenture under which the 15% Notes were issued, the indenture under which the 11 1/4% Notes were issued, the Vendor Financing Arrangement and the Revolving Credit Agreement contain certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets, enter into leases and engage in mergers and consolidations, and the Revolving Credit Agreement requires the Company to maintain certain financial ratios and limits the ability of the Company to make capital expenditures.

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

         During the first quarter of 1998, the Company began the implementation of its advanced messaging services network. The Company expects to incur significant capital expenditures and operating losses associated with the implementation and start-up phase of its advanced messaging services. The Company anticipates capital expenditures of approximately $95 million in 1998 to construct and deploy an advanced messaging network, which the Company expects to enable it to market advanced messaging services nationwide by the end of 1998. In addition, the Company expects to incur cash operating expenses of approximately $10 million in 1998. Thereafter, the Company anticipates that the advanced messaging operations will require up to $55 million of additional capital expenditures to complete construction and to add capacity to the network in 1999. In addition, the Company expects the advanced messaging operations to require up to $45 million to fund operations and marketing in 1999 and 2000 as the Company's advanced messaging customer base grows. The Company is moving forward with the overlay of advanced messaging technology on its nationwide one-way paging infrastructure, with construction underway in most major cities in the United States. PageMart PCS was launched in June 1998 in the Austin, Texas and San Antonio, Texas markets and is expected to be launched in multiple markets in sixteen states during August, with nationwide services covering 60 percent of the U.S. population expected by year-end 1998.

         As of June 30, 1998, the Company had approximately $65.7 million in cash and cash equivalents. On January 28, 1998, the Company received net proceeds after offering expenses and the Refinancing of approximately $107.8 million from the Offering. At June 30, 1998, the Company's borrowings available under the Revolving Credit Agreement were $30.3 million. Management anticipates amending or modifying its revolving credit facility to increase its capacity to accommodate future capital needs. The indentures governing the 15% Notes and the 11 1/4% Notes provide for up to $150 million of such borrowings under the Revolving Credit Agreement. Under the Vendor Financing Arrangement, $30 million of financing, in aggregate, will be available during the period from September 1, 1998 through December 31, 2000. The Company anticipates its PageMart Paging division will generate sufficient cash flows to fund one-way capital expenditures and working capital requirements for 1998 and 1999.

         The Company anticipates that its capital resources, combined with anticipated excess cash flows from the Company's PageMart Paging division, will be sufficient to fund the Company's consolidated operations and capital expenditures through 1998 and 1999.

         In 1997, the Company began an evaluation of its computer systems and network infrastructure for Year 2000 compliance. The Year 2000 issue stems from the use of two-digit dates in computer programs. Programs that use the two-digit dates may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures causing disruptions in operations. The Company is currently in the process of assessing the impact of the Year 2000 on its operations and is aware that it will be required to upgrade and/or modify certain software systems in order to be Year 2000 compliant. The Company expects the large majority of upgrades to take place in 1998. The potential scope of Year 2000 problems is very broad. The Company cannot guarantee that its operations will not be disrupted if services, products and systems of third parties that are used by or interface with the Company's networks and systems fail to properly operate and exchange date data. To minimize this risk, the Company is polling its vendors on Year 2000 compliance and requiring Year 2000 compliance information from each vendor. The Company is also working with vendors whose products and services, if not Year 2000 compliant, would have a materially adverse affect on the Company's results of operations, as well as evaluating alternative solutions to these issues.

         Final cost estimates to correct Year 2000 issues have not been fully determined by the Company. As of June 30, 1998, the costs have not been material to the Company's results of operations or financial position. The total costs could ultimately be material to the Company's results of operations or financial position. In addition, the Company's business, financial position, or results of operations could be materially adversely affected by the failure of its computer systems and applications, or those operated by other parties, to properly operate or manage dates beyond 1999.

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

     On October 27, 1997, an action against PageMart and another major paging carrier was filed in Superior Court of the State of California, County of San Francisco, by two customers of EconoPage, Inc. ("EconoPage"), a reseller of the Company's services that had resold PageMart's paging services to approximately 38,000 customers. PageMart terminated the reseller agreement due to monetary default by EconoPage. In the complaint, plaintiffs requested class action status on behalf of EconoPage customers and alleged that EconoPage was an agent of PageMart, that PageMart was aware that EconoPage's pricing would not permit it to sustain its business and PageMart permitted EconoPage to continue to enter into service contracts with customers while EconoPage was having serious financial difficulties. The complaint alleged violation of statute, fraud and negligent misrepresentation by PageMart, and requested injunctive relief as well as compensatory, punitive, special and incidental damages in an unspecified amount. PageMart denies all claims. Discovery has proceeded and plaintiffs filed a motion for class certification. After briefing and oral arguments, the court denied plaintiff's motion. Plaintiff's counsel has informed the Company that plaintiffs intend to appeal the denial of class certification. The Company will continue to defend this action vigorously. The Company does not expect the ultimate outcome of this suit to have a material adverse effect on its results of operations or financial condition.

         On March 20, 1998, an action against the Company and another major paging carrier was filed in Superior Court of the State of California, County of Los Angeles, by three customers of EconoPage of Southern California, Inc. ("EPSC"), a reseller of the Company's services that had resold the Company's paging services to approximately 12,000 customers. The Company terminated the reseller agreement when EPSC ceased operations on March 4, 1998. In the complaint, plaintiffs have requested class action status on behalf of EPSC customers and allege that EPSC was an agent of the Company, that the Company was aware that EPSC's pricing would not permit it to sustain its business and the Company permitted EPSC to continue to enter into service contracts with customers while EPSC was having serious financial difficulties. The complaint alleged violation of statute, fraud and negligent misrepresentation by the Company, and requested injunctive relief as well as compensatory, punitive, special and incidental damages in an unspecified amount. The other major paging carrier demurred to plaintiff's complaint on the grounds that it did not state facts sufficient to constitute a cause of action. The court sustained the demurrer without leave to amend the fraud and negligent misrepresentation causes of action, and it sustained with leave to amend the statutory violation cause of action if plaintiffs could allege that defendants knew EPSC was going to fail but continued to allow their names to be used to solicit customers. Plaintiffs have filed an amended complaint that states only a statutory violation cause of action against defendants. The Company denies all claims and will defend this action vigorously. The Company does not expect the ultimate outcome of this suit to have a material adverse effect on its results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders held on April 8, 1998, the following proposals were adopted by the vote specified below:

                                                       Withheld/                      Broker
    Proposal                               For          Against         Abstain     Non-Votes
    -------------------------------------------------------------------------------------------
1)  Election of directors
    a)    John D. Beletic               27,551,914       75,486             -           -
    b)    Robert A. Niehaus             27,553,546       73,854             -           -
    c)    Guy L. de Chazal              27,553,896       73,504             -           -
    d)    Arthur Patterson              27,553,896       73,504             -           -
    e)    Alejandro Perez Elizondo      27,553,614       73,786             -           -
    f)    Leigh J. Abramson             27,553,896       73,504             -           -
    g)    Pamela D. A. Reeve            27,553,614       73,786             -           -

2)  Ratification of
    Arthur Andersen,
    LLP as independent
    public accountants                  27,615,759        3,357         8,284           -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  The exhibits listed on the accompanying index to exhibits are filed as part of this quarterly report.

(b)      Reports on Form 8-K

                  The following current report on Form 8-K was filed by PageMart Wireless, Inc. during the quarter ended June 30, 1998:

                  Current Report on Form 8-K dated May 18, 1998 reporting under
                  Item 5 "Other Event" the filing of exhibits in connection with the issuance of the Company's Registration statement on Form S-4. On May 19, 1998, the Company exchanged all of its outstanding 11 1/4% Senior Subordinated Discount Notes due 2008 for its 11 1/4% Senior Subordinated Discount Exchange Notes due 2008.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.









                                            PAGEMART WIRELESS, INC.


                                            BY: /s/ JOHN D. BELETIC
                                               ----------------------------
                                            JOHN D. BELETIC,
AUGUST 10, 1998                             CHAIRMAN AND
                                            CHIEF EXECUTIVE OFFICER






                                            BY: /s/ G. CLAY MYERS
                                               ----------------------------
                                            G. CLAY MYERS,
AUGUST 10, 1998                             VICE PRESIDENT, FINANCE,
                                            CHIEF FINANCIAL OFFICER AND
                                            TREASURER (PRINCIPAL FINANCIAL
                                            AND CHIEF ACCOUNTING OFFICER)

                                  EXHIBIT INDEX



EXHIBIT NO.       DESCRIPTION
-----------       -----------
11.1 *            Statement regarding computation of per share loss for the three months ended June 30,
                  1998.


11.2 *            Statement regarding computation of per share loss for the three months ended June 30,
                  1997.


11.3*             Statement regarding computation of per share loss for the six months ended June 30,
                  1998.


11.4*             Statement regarding computation of per share loss for the six months ended June 30,
                  1997.


27.1 *            Financial Data Schedule.


*        Filed herewith