Form 10-Q
period 1998-09-30
PAGEMART WIRELESS INC
filed 1998-11-16
CIK 947268

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

================================================================================

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                           COMMISSION FILE NO. 0-28196

                             PAGEMART WIRELESS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  75-2575229
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification NO.)

    3333 LEE PARKWAY, SUITE 100
        DALLAS,TEXAS                                     75219
 Address of principal executive offices)              (Zip code)

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

                     Yes  X                                No
                         ---                                  ---

As of October 31, 1998, there were 34,513,710, 3,809,363, 1,428,472 and 623,945 shares of the registrant's class A, class B, class C and class D common stock outstanding, respectively.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                                    PAGE
                                                                                                  ----
ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1997
               AND SEPTEMBER 30, 1998..............................................................3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE
              MONTHS ENDED SEPTEMBER 30, 1997 AND 1998.............................................4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
              MONTHS ENDED SEPTEMBER 30, 1997 AND1998..............................................5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS......................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................................10


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL
PROCEEDINGS........................................................................................22

ITEM 2.  CHANGES IN SECURITIES.....................................................................22

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................................................22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................22

ITEM 5.  OTHER INFORMATION.........................................................................22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................23

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                   December 31,     Sept. 30,
                                                                       1997            1998
                                                                   ------------     ---------
                                                                                   (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                      $      8,337     $  36,387
    Accounts receivable, net                                             61,394        49,283
    Inventories                                                           5,359         6,298
    Prepaid expenses and other current assets                             9,043        11,437
                                                                   ------------     ---------
        Total current assets                                             84,133       103,405

Property and equipment, net                                             136,727       244,714

Narrowband licenses, net                                                133,065       132,920

Deferred debt issuance costs, net                                         5,532        10,835

Other assets                                                              2,419         1,495
                                                                   ------------     ---------
        Total assets                                               $    361,876     $ 493,369
                                                                   ============     =========


LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
    Accounts payable                                               $     28,009     $  47,255
    Deferred revenue                                                     53,469        57,758
    Current maturities of long-term debt                                  2,755            --
    Other current liabilities                                            20,740        23,701
                                                                   ------------     ---------
        Total current liabilities                                       104,973       128,714

Long-term debt                                                          289,344       439,951

Commitments and contingencies

Stockholders' (deficit) equity:
    Common stock, $.0001 par value per share, 75,000,000
      shares authorized 40,032,937 and 40,374,340 shares issued
      at December 31, 1997 and September 30, 1998, respectively               4             4
    Additional paid-in capital                                          226,622       228,333
    Accumulated deficit                                                (258,575)     (303,060)
    Stock subscriptions receivable                                         (492)         (573)
                                                                   ------------     ---------
        Total stockholders' (deficit) equity                            (32,441)      (75,296)
                                                                   ------------     ---------
        Total liabilities and stockholders' (deficit) equity       $    361,876     $ 493,369
                                                                   ============     =========


     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements

                               PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                              (UNAUDITED)



                                          Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                                          ----------------------------   ---------------------------
                                               1997           1998           1997           1998
                                            ---------      ---------      ---------      ---------
Revenues:
    Recurring revenues                      $  53,593      $  65,219      $ 150,074      $ 189,628
    Equipment revenues                         19,213         13,565         50,357         43,055
                                            ---------      ---------      ---------      ---------
        Total revenues                         72,806         78,784        200,431        232,683

Cost of equipment sold                         24,055         16,430         62,437         52,963
                                            ---------      ---------      ---------      ---------

                                               48,751         62,354        137,994        179,720

Operating expenses:
    Technical                                  11,963         14,672         34,116         40,849
    Selling                                    12,251         13,471         37,256         41,557
    General and administrative                 16,957         21,385         48,547         62,596
    Depreciation and amortization               7,672         11,409         21,806         29,188
                                            ---------      ---------      ---------      ---------
        Total operating expenses               48,843         60,937        141,725        174,190
                                            ---------      ---------      ---------      ---------

        Operating (loss) income                   (92)         1,417         (3,731)         5,530

Other (income) expense:
    Interest expense                            9,812         10,434         28,147         32,357
    Interest income                               (87)          (787)          (387)        (2,847)
    Other                                         784            752          2,270          2,899
                                            ---------      ---------      ---------      ---------
        Total other (income) expense           10,509         10,399         30,030         32,409
                                            ---------      ---------      ---------      ---------

Net loss before extraordinary items           (10,601)        (8,982)       (33,761)       (26,879)
Extraordinary items:
    Early retirement of debt                       --             --             --        (13,808)
    Satellite failure                              --             --             --         (3,798)
                                            ---------      ---------      ---------      ---------
Net loss                                    $ (10,601)     $  (8,982)     $ (33,761)     $ (44,485)
                                            =========      =========      =========      =========

Net loss per share (basic and diluted)
    Net loss before extraordinary items     $   (0.27)     $   (0.22)     $   (0.85)     $   (0.67)
    Extraordinary items                            --             --             --          (0.44)
                                            ---------      ---------      ---------      ---------
    Net loss                                $   (0.27)     $   (0.22)     $   (0.85)     $   (1.11)
                                            =========      =========      =========      =========

Weighted average number
  of shares outstanding
    (basic and diluted)                        39,955         40,326         39,894         40,203
                                            =========      =========      =========      =========


     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements

                            PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (DOLLARS IN THOUSANDS)
                                           (UNAUDITED)



                                                                             Nine Months Ended Sept. 30,
                                                                             ---------------------------
                                                                                1997              1998
                                                                             ---------         ---------
Cash flows from operating activities:
    Net loss                                                                 $ (33,761)        $ (44,485)
    Adjustments to reconcile net loss to
       net cash provided by operating activities:
       Extraordinary items                                                          --            17,606
       Depreciation and amortization                                            21,806            29,188
       Provision for bad debt                                                    8,095             8,132
       Accretion of discount on senior discount notes                           26,123            29,815
       Amortization of deferred debt issuance costs                                634               871
       Changes in certain assets and liabilities:
       (Increase) decrease in accounts receivable                              (29,397)            3,979
       (Increase) decrease in inventories                                        5,739              (939)
       Increase in prepaid expenses and other current assets                    (3,044)           (2,394)
       Decrease in other assets                                                  2,276               653
       Increase (decrease) in accounts payable                                  (6,036)           19,246
       Increase in deferred revenue                                             19,746             4,289
       Increase (decrease) in other current liabilities                          4,055            (1,951)
                                                                             ---------         ---------
            Net cash provided by operating activities                           16,236            64,010
                                                                             ---------         ---------

Cash flows from investing activities:
    Purchases of property and equipment related to one-way messaging           (23,119)          (30,034)
    Purchases of property and equipment related to advanced messaging          (17,422)          (98,433)
    Other                                                                         (984)              (57)
                                                                             ---------         ---------
            Net cash used in investing activities                              (41,525)         (128,524)
                                                                             ---------         ---------

Cash flows from financing activities:
    Proceeds from issuance of common stock under
       the stock option/stock issuance plan                                        575             1,572
    Proceeds from conversion of common stock warrants                              157                --
    Payments of stock subscriptions receivable                                     100                58
    Retirement of 12 1/4% Senior Discount Notes                                     --          (130,689)
    Proceeds from issuance of 11 1/4% Senior Subordinated Discount Notes            --           249,700
    Offering Costs related to issuance of 11 1/4% Senior Subordinated
       Discount Notes and retirement of 12 1/4% Senior Discount Notes               --           (12,096)
    Payments on vendor financing arrangement                                      (499)          (21,249)
    Borrowings on vendor financing arrangement                                   9,933             5,268
                                                                             ---------         ---------
            Net cash provided by financing activities                           10,266            92,564
                                                                             ---------         ---------

Net (decrease) increase in cash and cash equivalents                           (15,023)           28,050

Cash and cash equivalents, beginning of period                                  22,603             8,337
                                                                             ---------         ---------
Cash and cash equivalents, end of period                                     $   7,580         $  36,387
                                                                             =========         =========


Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                              $     699         $     719


      The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

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

2.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform with the current year presentation.

3.  CAPITALIZED INTEREST

         In accordance with statement of Financial Accounting Standards No. 34 - Capitalization of Interest Cost, the Company capitalizes interest on certain qualifying assets during the construction period. Interest costs attributable to the construction of the Company's advanced messaging network of $3.7 million and $8.2 million were capitalized for the three and nine months ended September 30, 1998. The Company did not capitalize any interest costs for the three and nine months ended September 30, 1997.

4.    LONG-TERM DEBT

         On January 28, 1998, the Company received approximately $249.7 million in gross proceeds from the sale of its 11 1/4% Senior Subordinated Discount Notes due 2008 (the "Offering"). Simultaneously with the closing of tHE Offering, the Company refinanced certain of its outstanding indebtedness and modified its corporate structure (the "Refinancing"). The Refinancing consisted of: (i) purchasing all of the Company's outstanding 12 1/4% SeniOR Discount Notes due 2003 (the "12 1/4% Notes"); (ii) amending certain terms of the covenants and agreements in tHE indenture relating to the Company's 15% Senior Discount Notes due 2005; and (iii) merging PageMart, Inc. into PageMart Wireless, Inc., with PageMart Wireless, Inc. as the surviving corporation.

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


5.    EXTRAORDINARY ITEM

         On May 19, 1998, the Company and many other paging companies experienced an unprecedented interruption of service when the PanAmSat Galaxy IV communications satellite, on which the Company leased capacity, ceased to communicate with paging uplink stations throughout the United States. Management believes that this is the first event of its kind to affect the paging industry in the 35 year history of satellite telecommunications. This event occurred when the satellite's onboard control system and a back-up control system failed and PanAmSat technicians were unable to restore the satellite's proper orientation toward Earth.

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

6.  NET LOSS PER SHARE

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

7.  START-UP COSTS

         In April, 1998, the AICPA (AcSEC--Accounting Standards Executive Committee) issued Statement of Position 98-5 -- Reporting on the Costs of Start-Up Activities ("SOP 98-5"). The intent of SOP 98-5 is to have all companies account for start-up costs consistently. This SOP requires costs of start-up activities to be expensed as incurred and to expense all start-up costs previously capitalized. According to SOP 98-5, start-up activities are defined as those one-time activities related to the opening of a new facility, the introduction of a new product or service, the commencement of business in a new territory, the establishment of business with a new class of customer, the initiation of a new process in an existing facility or the commencement of a new operation. Certain costs that may be incurred in conjunction with start-up activities are not subject to the provisions of SOP 98-5. Such costs should be accounted for in accordance with other existing authoritative accounting literature. These costs would include those capitalized in association with long-lived assets. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The initial application of this SOP is reported as the cumulative effect of change in accounting principle as described in Accounting Principles Board Opinion No. 20, Accounting Changes.

The Company has not capitalized "start-up" costs as defined by SOP 98-5. Therefore, the adoption of SOP 98-5 will have no effect on the Company's financial statements.

8.  COMPREHENSIVE INCOME (LOSS)

         In January 1998, the Company adopted the Financial Accounting Standards Board Statement No. 130--Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting comprehensive income and its components within the financial statements. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income components are immaterial for the nine months ended September 31, 1998 and 1997; therefore, comprehensive income is the same as net income for both periods.

9.  YEAR 2000 DISCLOSURE

         In 1997, the Company began an evaluation of its computer systems and network infrastructure for Year 2000 readiness. The Year 2000 issue stems from the use of two-digit dates in computer programs. Programs that use the two-digit dates may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system malfunctions or failures causing disruptions in operations. The Company is currently in the process of assessing the impact of the Year 2000 on its operations and is upgrading, modifying or replacing software or equipment where necessary. To support the Company's assessment, executive management has appointed a cross-functional steering committee to address potential Year 2000 problems and to formulate and guide the Company's Year 2000 enterprise readiness plans.

         The Company has divided its Year 2000 efforts into two primary areas: its administrative and network systems, and third party suppliers and vendors.

         The Company's administrative and network systems consist of software and hardware systems that are a combination of internally developed software and third party software and hardware. The Company's approach is to:

    o Create an inventory of items that must be assessed and prioritize the items by how critical they are to the operations of the Company;

    o  Assess their readiness through testing;

    o  Plan and implement corrective actions;

    o  Develop contingency plans.

         The Company intends to include third party software and hardware in this assessment process to the extent practicable, even though it may have obtained Year 2000 readiness information from the vendor or supplier of the software or hardware. As of the date of this report, the Company has materially completed the inventory and prioritization of items. Certain administrative software that was not Year 2000 ready had to be upgraded before extensive testing could begin. The upgraded software was installed in October 1998. Testing plans are being completed and testing is planned to be substantially completed in the first quarter of 1999. The Company expects that critical hardware and software systems that are within its ability to test will be Year 2000 ready by mid 1999. Although the Company's contingency plans are not fully developed, the Company expects to develop contingency plans to mitigate, to the extent possible, the effects of any significant Year 2000 problem that is not corrected.

         The Company uses hardware, software and services supplied by third party vendors in most of its operations. The Company's approach is to:

    o  Create a list of suppliers and vendors;

    o Communicate with each supplier and vendor to try to obtain information about the Year 2000 readiness of its products and services;

    o Work cooperatively with vendors and suppliers whose products or services are not Year 2000 ready to resolve the problems.

         Some third party products can be tested by the Company for Year 2000 readiness and will be included in the assessment described above. Other third party products and services cannot be independently tested by the Company, some of which are critical to the operations of the Company, such as satellite and other third party telecommunications services and electric utility services. The Company can make no representation that all third party products and services will be Year 2000 ready.

         The Company believes that its Year 2000 readiness efforts will significantly reduce the level of uncertainty about the Company's Year 2000 readiness. Throughout the remainder of 1998 and 1999, the Company will continue to assess its Year 2000 readiness. However, due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers and vendors, the Company cannot currently determine whether all Year 2000 problems material to its operations will be corrected. A failure to correct a material Year 2000 problem could result in the interruption or failure of certain normal business operations, such as the Company's paging and messaging services, customer activations and services, or customer invoicing and collections. Such failures, if prolonged, could materially and adversely affect the Company's results of operations, liquidity or financial condition.

         The Company's program to upgrade, modify or replace software and hardware has two objectives, to increase functionality and efficiency and to make the Company Year 2000 compliant. To date, the Company has spent approximately $12.3 million to upgrade, modify or replace hardware and software, most of which relates to the increased functionality and efficiency. An ancillary benefit of these upgrades was Year 2000 readiness, the cost of which was not significant. The Company has not fully determined the final aggregate costs of its Year 2000 readiness activities.

10.  LEGAL PROCEEDINGS

         On October 27, 1997, an action against PageMart and another major paging carrier was filed in Superior Court of the State of California, County of San Francisco, by two customers of EconoPage, Inc. ("EconoPage"), a reseller of the Company's services that had resold PageMart's paging services to approximately 38,000 customers. PageMart terminated the reseller agreement due to monetary default by EconoPage. In the complaint, plaintiffs requested class action status on behalf of EconoPage customers and alleged that EconoPage was an agent of PageMart, that PageMart was aware that EconoPage's pricing would not permit it to sustain its business and PageMart permitted EconoPage to continue to enter into service contracts with customers while EconoPage was having serious financial difficulties. The complaint alleged violation of statute, fraud and negligent misrepresentation by PageMart, and requested injunctive relief as well as compensatory, punitive, special and incidental damages in an unspecified amount. PageMart denies all claims. Discovery has proceeded and plaintiffs filed a motion for class certification. After briefing and oral arguments, the court denied plaintiff's motion. Plaintiffs have appealed the denial of class certification. The Company will continue to defend this action vigorously. The Company does not expect the ultimate outcome of this suit to have a material adverse effect on its results of operations or financial condition.

         On March 20, 1998, an action against the Company and another major paging carrier was filed in Superior Court of the State of California, County of Los Angeles, by three customers of EconoPage of Southern California, Inc. ("EPSC"), a reseller of the Company's services that had resold the Company's paging services to approximately 12,000 customers. The Company terminated the reseller agreement when EPSC ceased operations on March 4, 1998. In the complaint, plaintiffs requested class action status on behalf of EPSC customers and allege that EPSC was an agent of the Company, that the Company was aware that EPSC's pricing would not permit it to sustain its business and the Company permitted EPSC to continue to enter into service contracts with customers while EPSC was having serious financial difficulties. The complaint alleged violation of statute, fraud and negligent misrepresentation by the Company, and requested injunctive relief as well as compensatory, punitive, special and incidental damages in an unspecified amount. The other major paging carrier demurred to plaintiff's complaint on the grounds that it did not state facts sufficient to constitute a cause of action. The court sustained the demurrer without leave to amend the fraud and negligent misrepresentation causes of action, and it sustained with leave to amend the statutory violation cause of action if plaintiffs could allege that defendants knew EPSC was going to fail but continued to allow their names to be used to solicit customers. Plaintiffs filed a second amended complaint that states only a statutory violation cause of action against defendants. The Company has demurred to the second amended complaint on grounds similar to the demurrer to the original complaint. Plaintiffs have requested leave of the court to file a third amended complaint that would add a request to proceed with a representative action under Section 17200 of the California Business and Professions Code. The court has taken no action with respect to either the demurrer or the request for leave to amend. The Company denies all claims and will defend this action vigorously. The Company does not expect the ultimate outcome of this suit to have a material adverse effect on its results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the results of operations and financial condition of the Company for the three and nine months ended September 30, 1998 and 1997. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes thereto included elsewhere in this report. Certain prior year amounts have been reclassified to conform with the current year presentation.

         This Form 10-Q contains statements that constitute forward-looking statements. The words "estimate," "project," "plan," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Readers are cautioned that such forward-looking statements involve risks and uncertainties, and are subject to change based on various important factors. The factors set forth in other filings with the Securities Exchange Commission and the following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and could cause actual results for 1998 and beyond to differ materially from those expressed in any such forward-looking statements - economic conditions generally in the United States and consumer confidence; the ability of the Company to manage its high outstanding indebtedness; the impact of technological change in the telecommunications industry; the future cost of network infrastructure and subscriber equipment; the impact of competition and pricing of paging and wireless services; the timely development and acceptance of new products; changes in regulation by the FCC and various state regulatory agencies; potential delays in construction or technical problems relating to the Company's transmission network for advanced messaging services; and the cost and ability of the Company and third parties upon whose products and services the Company depends to be Year 2000 ready in a timely manner.

GENERAL

         Through its PageMart Paging division, the Company has constructed and operates a wireless messaging and communications network and provides paging and other one-way wireless messaging services to its subscribers. Through its PageMart PCS division, the Company is constructing an advanced messaging network as an overlay of its one-way network. In June 1998, the Company launched commercial advanced messaging services in its first two local markets, Austin and San Antonio, Texas. Advanced messaging services were launched in more than 250 cities across the country during the third quarter.

         The Company sells and leases wireless messaging end-user devices to subscribers, retailers and resellers. The Company earns recurring revenues from each subscriber in the form of fixed periodic fees and incurs substantial operating expenses in offering its services, including technical, customer service and general and administrative expenses.

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

         The Company's strategy is to expand its subscriber base to increase profitability and cash flow through greater utilization of its nationwide wireless communications network. From December 31, 1996 to September 30, 1998, the number of domestic one-way units in service increased from 1,851,445 to 2,767,742. None of the Company's growth was attributable to acquisitions. The Company intends to achieve this growth by promoting its customized paging and other wireless messaging services through its national sales offices, national retail distribution channels and private brand strategic alliances with telecommunication companies such as GTE Corporation, Southwestern Bell Mobile Systems, WorldCom Network Services, Ameritech Mobile Services, Inc., EXCEL Communications, Inc., ALLTEL Communications, Inc., BellSouth Cellular Corp., Bluegrass Cellular and First Cellular of Southern Illinois, as well as international expansion. Given the fixed operating costs of its wireless networks, and administrative and selling and marketing expenses associated with its growth strategy, the Company generated operating losses in 1997 from its PageMart Paging division. In the third quarter of 1997, the Company began generating operating profits in its PageMart Paging division and management expects this trend to continue during 1998.

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

         The Company sells its subscriber units through the following distribution channels: (i) direct sales and third-party resellers through its National Sales Offices strategic business unit ("SBU"), (ii) private brand strategic alliances through its Carrier Services SBU and (iii) national retail stores through its National Retail SBU. At September 30, 1998, 26% of the Company's total units in service originated from the National Retail SBU, 37% originated from the Carrier Services SBU and 37% originated from the National Sales Offices SBU. For competitive and marketing reasons, the Company generally sells each new unit to national retailers for less than its acquisition cost. Management anticipates that the loss on equipment sold in the National Retail SBU will generally remain constant on a per unit basis for the foreseeable future. The Company's accounting practices result in selling and marketing expenses, including loss on sale of equipment, being recorded at the time a unit is sold. The Company expects its cost of subscriber units on a per unit basis generally to remain constant or decline slightly as sales volumes increase. Units sold by the Company during a given month may exceed units activated and in service due to inventory stocking and distribution strategies of retailers.

         In the third quarter, the Company announced the formation of its Telemetry Strategic Business Unit and the signing of strategic alliances with Interactive Technologies, Inc. and Pentech Energy Solutions, Inc. for wireless connectivity to home security systems and environmental control systems, respectively. During October, 1998, the Company signed an agreement with RoadTrac(TM), LLC to provide telemetry solutions for vehicle locatiON technology. The Company does not expect the Telemetry SBU to originate any units in service until the second half of 1999.

         The Company derives its recurring revenue primarily from fixed periodic fees for services that are not generally dependent on usage. Consequently, the Company's ability to recoup its initial selling and marketing costs, to meet operating expenses and to achieve profitability is dependent on the average length of each customer's subscription period. As long as a subscriber continues to utilize the Company's service, operating results benefit from the recurring payments of the fixed fees without the incurrence of additional selling expenses by the Company. Conversely, operating results are adversely affected by customer disconnections. Each month a percentage of the Company's existing customers have their service terminated for a variety of reasons, including failure to pay for service, dissatisfaction with service and switching to a competing service provider. The Company's average monthly disconnection rates for the years ended December 31, 1995, 1996 and 1997 and the three months ended September 30, 1998 were 2.5%, 2.4%, 2.5% and 3.1%, respectively.

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

         On October 26, 1998, the Company announced a five year strategic alliance with Metrocall, Inc., which will provide advanced messaging services on the Company's advanced messaging network. The agreement is organized into two phases. Initially Metrocall will market its switch-based advanced messaging services utilizing the Company's advanced messaging network. During the second phase, Metrocall will install its own outbound Narrowband PCS frequency on its existing nationwide transmitter network and the Company will provide turnkey deployment and operation of a Metrocall receiver network. Under the agreement, the two companies will share certain capital and operating expenses, which will significantly lower costs for both companies.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

Units in Service

         Units in service from domestic one-way operations were 2,343,299 and 2,767,742 as of September 30, 1997 and 1998, respectively, representing an annual growth rate of 18%. The net subscriber additions for the Company's domestic one-way messaging operations have ranged from 15,000 to 170,000 for each of the last four fiscal quarters. In the three and nine months ended September 30, 1998, the Company's domestic one-way messaging operations generated 15,162 and 254,405 net subscriber additions, respectively, representing an annualized growth rate of approximately 13.5% for the nine month period. In addition, for the nine months ended September 30, 1997 and 1998, PageMart Canada Limited's ("PageMart Canada") units in service were 31,186 and 44,885, respectively. As a result of its ownership interest in PageMart Canada, the Company's proportional share of the units in service of PageMart Canada was 18,712 and 26,931 at September 30, 1997 and 1998, respectively.

         The Company experienced a historically weak quarter in terms of net subscriber additions in the third quarter of 1998. Management believes that a substantial part of the reasons are specific to the Company, however, a general slowing in the market for traditional one-way paging services was also a contributing factor. In the opinion of management, demand appears to be shifting away from traditional one-way paging services to the higher quality and greater benefits of advanced messaging services.

         Several things contributed to the Company specific reasons for the decline in net subscriber additions in the third quarter of 1998. The Company's primary pager supplier, Motorola, Inc., experienced significant manufacturing problems in the production of the Synapse(TM) pager card for the PalmPilot and delays in tHE introduction of a new pager product line that negatively affected the Company's sales. Also contributing to reduced net subscriber additions was an increase in the Company's composite churn rate from 2.8% in second quarter to 3.1% in third quarter of 1998. There were several reasons for this increase aside from the general slowing of the market. Additional disconnects resulted from a price increase implemented for direct bill customers that were below the Company's standard pricing and profitability levels. The local reseller channel continued to experience volatility. Also, higher volatility was experienced in the strategic alliance distribution channel during the third quarter, primarily as a result of a review and update of customer database information by strategic alliance partners. The volatility in the local reseller and strategic alliance channels is expected to continue in the fourth quarter of 1998.

         Historically, the Company has grown its subscriber base at a faster rate than the overall paging industry's subscriber growth rate. Management does not anticipate that the Company's one-way paging business will continue to grow at rates that are significantly higher than the overall industry rate. Traditionally, the fourth quarter has been a strong quarter in terms of net subscriber additions due in a large part to significant additions associated with the holiday buying season in the national retail channel. However, the expected continuation of volatility in the strategic alliance and local reseller distribution channels, coupled with a general market slowdown in one-way paging, may reduce fourth quarter net subscriber additions to levels comparable with those experienced during third quarter of 1998. Although management does not expect net subscriber additions to be negative in the fourth quarter of 1998 or any quarter of 1999, certain factors may cause such an outcome to occur including slower than expected holiday season buying, more severe volatility in local reseller and strategic alliance channels and increased churn rates.

Revenues

         Revenues were $78.8 million and $232.6 million for the three and nine months ended September 30, 1998 compared to $72.7 million and $200.3 million for the three and nine months ended September 30, 1997. Recurring revenues for airtime, voice mail and other services were $65.2 million and $189.6 million for the three and nine months ended September 30, 1998 compared to $53.6 million and $150.1 million for the comparable period ended September 30, 1997. Revenues from equipment sales were $13.5 million and $43.0 million for the three and nine months ended September 30, 1998 compared to $19.1 million and $50.2 million for the comparable period ended September 30, 1997. The increases in recurring revenues were primarily due to the increase in the total number of units in service. The decrease in equipment sales during the three and nine months ended September 30, 1998 was primarily due to a decrease in the number of units sold along with a decline in the rate of growth in national retail outlets.

         The Company's ARPU has ranged from $7.90 to $7.80 during the past five fiscal quarters. Over the past five quarters, the Company's ARPU has varied by less than 1.3 percent. Management expects ARPU to remain relatively stable in the foreseeable future with minor variations from changes in distribution mix.

Cost of Equipment Sold

         The cost of equipment sold was $16.4 million and $52.9 million for the three and nine months ended September 30, 1998 compared to $24.0 million and $62.3 million for the three and nine months ended September 30, 1997, respectively. The decrease in 1998 was primarily attributable to a decrease in the number of units sold along with a decline in the rate of growth in national retail outlets. During the nine months ended September 30, 1997 and 1998, the Company added 6,641 and 2,696 new national retail outlets, respectively. In 1997, the Company made a concerted effort to expand its retail distribution capabilities by aggressively increasing the number of retail outlets. However, in 1998, the number of retail outlets has stabilized as a result of the Company obtaining sufficient market share. The Company expects pager costs generally to remain constant, with modest reductions in cost to the Company as a result of volume purchase discounts. The loss on equipment sold, equipment revenue less cost of equipment sold, is recognized when pagers are shipped to the retailers, usually before the units are placed into service.

Operating Expenses

         Technical expenses were $13.4 million and $39.2 million for the three and nine months ended September 30, 1998 compared to $12.0 million and $34.1 million for the three and nine months ended September 30, 1997. The increase was primarily due to increased telecommunications and site expenses associated with servicing the Company's expanded network and larger subscriber base. Based on an average monthly cost per unit in service, technical expenses were $1.76 and $1.61 in the third quarter of 1997 and 1998, respectively, compared to $1.81 and $1.65 for the nine months ended September 30, 1997 and 1998, respectively. The per unit decrease was the result of increased operating efficiencies and economies of scale achieved through the growth of the Company's subscriber base. During the three and nine months ended September 30, 1998, the Company incurred $1.3 million and $1.7 million in technical expenses associated with the development of its advanced messaging services.

         Selling expenses were $12.9 million and $40.1 million for the three and nine months ended September 30, 1998 compared to $12.1 million and $36.9 million for the three and nine months ended September 30, 1997. This increase resulted from greater marketing and advertising costs related to a larger base of retail outlets. During the three and nine months ended September 30, 1998, the Company incurred $183,000 and $505,000 in selling expenses associated its international operations and $381,000 and $953,000 in its development of advanced messaging services, respectively.

         General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) were $20.9 million and $61.1 million for the three and nine months ended September 30, 1998 compared to $17.0 million and $48.5 million for the three and nine months ended September 30, 1997. This increase was attributable to the Company's expansion of its customer service call centers, information systems and administrative capabilities to support the growing domestic one-way subscriber base which required additional office space, administrative personnel and customer service representatives. On an average cost per month per unit in service basis, general and administrative expenses were $2.50 and $2.52 in the third quarter of 1997 and 1998, respectively, compared to $2.57 and $2.57 for the nine months ended September 30, 1997 and 1998, respectively. During the three and nine months ended September 30, 1998, the Company incurred $523,000 and $1.5 million in general and administrative expenses associated with the development of its advanced messaging services.

         Depreciation and amortization expense was $9.8 million and $27.3 million for the three and nine months ended September 30, 1998 compared to $7.6 million and $21.7 million for the three and nine months ended September 30, 1997. The increase resulted from the expansion of the Company's network infrastructure including transmitter and terminal equipment, as well as the purchase and development of computer hardware and software associated with the Company's administrative system in 1997 and the first nine months of 1998. The increase also resulted from the depreciation and amortization of the advanced messaging equipment which has been deployed and the percentage of the narrowband licenses in use at September 30, 1998. As an average cost per month per unit in service, depreciation and amortization was $1.12 and $1.18 in the third quarter of 1997 and 1998, respectively, compared to $1.15 and $1.15 for the nine months ended September 30, 1997 and 1998, respectively. During the three and nine months ended September 30, 1998, the Company incurred $1.6 million and $1.9 million in depreciation expenses associated with the development of its advanced messaging services.

Interest Expense

         Consolidated interest expense was $10.4 million and $32.4 million for the three and nine months ended September 30, 1998 compared to $9.8 million and $28.1 million for the comparable period ended September 30, 1997. The increase in 1998 was primarily the result of interest expense related to the 11 1/4% Senior SubordinatED Discount Notes due 2008 issued by the Company in January 1998 (the "11 1/4% Notes") and increased interest expenSE related to the 15% Senior Discount Notes due 2005 issued by the Company in January 1995 (the "15% Notes"). Interest expense related to the 11 1/4% Notes was $7.4 million and $19.5 million for the three and nine months endED September 30, 1998. Interest expense related to the 15% Notes was $5.4 million and $6.3 million for the three months ended September 30, 1997 and 1998, respectively, and was $15.6 million and $18.2 million for the nine months ended September 30, 1997 and 1998, respectively. Interest expense for the nine months ended September 30, 1997 and 1998 on the 12 1/4% Senior Discount Notes due 2003 issued by PageMart, Inc. in October 1993 (the "12 1/4% Notes"), which were retired in January 1998, was $11.1 million and $1.2 million, respectively. Total interest expense for the nine months ended September 30, 1998 was reduced by the capitalization of $8.2 million of interest related to the construction of the Company's advanced messaging network.

Net Loss

         The Company sustained a consolidated net loss before extraordinary items of $9.0 million and $26.9 million for the three and nine months ended September 30, 1998 compared to $10.6 million and $33.8 million for the three and nine months ended September 30, 1997, principally due to the cost of funding the growth of the Company's subscriber base. A one-time extraordinary charge of $13.8 million was recognized during the first quarter of 1998 related to the early retirement of the 12 1/4% Notes. Also, a one-time extraordinary charge of $3.8 million was recognized during the second quarter of 1998 related to the interruption in service experienced by the Company when the Galaxy IV satellite failed. Including the extraordinary items, the Company's consolidated net loss for the three and nine months ended September 30, 1998 was $9.0 million and $44.5 million, respectively.

Allocation of Debt to Divisions

         The Company has allocated proceeds from equity and debt offerings to its PageMart Paging and PageMart PCS division. The methodology the Company has followed to date results in the attribution of the proceeds of each offering based on the specific capital and operating requirements of each division. Positive free cash flow generated by the division are credited to that division periodically in the form of debt reduction. As of September 30, 1998, $154.7 million and $72.5 million of equity offerings and $129.6 million and $296.9 million of debt offerings have been allocated to PageMart Paging and PageMart PCS, respectively. For the nine months ended September 30, 1998, interest expense of $13.0 million and $19.4 million was allocated to PageMart Paging and PageMart PCS, respectively.

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


                                                                      THREE MONTHS ENDED
------------------------------------------------------------------------------------------------------------------------------
                                    JUNE 30,       SEPT. 30,         DEC. 31,       MARCH 31,        JUNE 30,       SEPT. 30,
                                      1997            1997             1997            1998            1998            1998
                                  -----------      -----------     -----------     -----------     -----------     -----------
                                                                        (UNAUDITED)
RECURRING REVENUES                $    50,004      $    53,593     $    56,828     $    60,872     $    63,537     $    65,205
Equipment revenues                     15,867           19,142          20,513          16,289          13,164          13,546
                                  -----------      -----------     -----------     -----------     -----------     -----------
                                       65,871           72,735          77,341          77,161          76,701          78,751

Cost of equipment sold                 20,234           24,008          23,735          20,590          15,915          16,416
                                  -----------      -----------     -----------     -----------     -----------     -----------

NET REVENUES                           45,637           48,727          53,606          56,571          60,786          62,335

Technical expenses                     11,385           11,963          12,397          12,359          13,464          13,364
G&A expenses                           15,814           16,957          17,911          19,728          20,524          20,862
Selling expenses                       12,189           12,115          13,969          13,476          13,716          12,907
Depreciation and
  amortization expense                  7,240            7,626           7,987           8,482           9,046           9,808
                                  -----------      -----------     -----------     -----------     -----------     -----------

OPERATING INCOME (LOSS): EBIT           ($991)     $        66     $     1,342     $     2,526     $     4,036     $     5,394
                                  ===========      ===========     ===========     ===========     ===========     ===========
EBITDA (1)                        $     6,249      $     7,692     $     9,329     $    11,008     $    13,082     $    15,202
                                  ===========      ===========     ===========     ===========     ===========     ===========

OTHER DATA:

EBIT MARGIN (2)                          (2.2%)            0.1%            2.5%            4.5%            6.6%            8.7
EBITDA MARGIN (3)                        13.7%            15.8%           17.4%           19.5%           21.5%           24.4

Ending units in service             2,181,775        2,343,299       2,513,337       2,652,443       2,752,580       2,767,742
ARPU (4)                          $      7.97     $       7.90     $      7.80     $      7.86     $      7.84     $      7.87
Capital employed per
  unit in service (5)             $        40     $         36     $        34     $        31     $        28     $        27
RETURN ON
  CAPITAL EMPLOYED (6)                   28.6%            36.5%           43.7%           53.6%           67.9%           81.4%

--------------------------
(1) EBITDA represents earnings (loss) before interest, taxes, depreciation and amortization. EBITDA is a financial measure commonly used in the paging industry. EBITDA is not derived pursuant to generally accepted accounting principles ("GAAP"), and therefore should not be construed as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company.

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

Supplementary Information

        The following table sets forth supplementary financial information related to the Company's various operations (in thousands):

                                                   THREE MONTHS ENDED SEPTEMBER 30, 1998
                                          -----------------------------------------------------
                                                             (Unaudited)
                                           PAGEMART     PAGEMART       PAGEMART
                                            PAGING         PCS     INTERNATIONAL (1)    TOTAL
                                          -----------------------------------------------------
Revenues                                  $  78,751     $      20      $      13      $  78,784
Technical expense                            13,364         1,308             --         14,672
Selling expense                              12,907           381            183         13,471
General and administrative expense           20,862           523             --         21,385
Depreciation and amortization expense         9,808         1,601             --         11,409
Operating income (loss)                       5,394        (3,799)          (178)         1,417
EBITDA                                       15,202        (2,198)          (178)        12,826

Total assets                                200,412       296,295         (3,338)       493,369
Capital expenditures                         10,193        39,089             --         49,282

                                                   NINE MONTHS ENDED SEPTEMBER 30, 1998
                                          -----------------------------------------------------
                                                              (Unaudited)
                                           PAGEMART     PAGEMART       PAGEMART
                                            PAGING         PCS     INTERNATIONAL (1)    TOTAL
                                          -----------------------------------------------------
Revenues                                  $ 232,613     $      20      $      50      $ 232,683
Technical expense                            39,187         1,662             --         40,849
Selling expense                              40,099           953            505         41,557
General and administrative expense           61,114         1,482             --         62,596
Depreciation and amortization expense        27,336         1,852             --         29,188
Operating income (loss)                      11,956        (5,935)          (491)         5,530
EBITDA                                       39,292        (4,083)          (491)        34,718

Total assets                                200,412       296,295         (3,338)       493,369
Capital expenditures                         30,034        98,433             --        128,467



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

Liquidity and Capital Resources

        The Company's operations have historically required substantial capital investment for the development and installation of its wireless communications network, the procurement of subscriber units and expansion into new and existing markets. To date, these investments by the Company have been funded by the proceeds from the issuance of common stock, preferred stock, the 121/4% Notes, the 15% Notes and the 111/4% Notes, as well as borrowings under the Vendor Financing Arrangement and the Revolving Credit Agreement (both as defined herein).

        Capital expenditures for the nine months ended September 30, 1998 were $128.5 million compared to $40.5 million for the nine months ended September 30, 1997. Capital expenditures for the nine months ended September 30, 1998 include approximately $98.4 million related to the development of its advanced messaging network, $9.4 million for the Company's one-way messaging network, $12.3 million for computer hardware and software, $2.2 million for corporate expansion and relocation and $6.1 million for pagers. Capital expenditures for the nine months ended September 30, 1997 included approximately $17.4 million related to the development of advanced messaging services, $16.1 million for the Company's one-way messaging network and $7.0 million for the development of the Company's administrative system. During December 1995, the Company committed to purchase $40.0 million in network infrastructure equipment from Motorola, Inc. from December 1, 1995 to October 31, 1999. Through September 30, 1998, the Company has purchased $27.4 million of network infrastructure under this purchase commitment. The Company also capitalized approximately $8.2 million of interest expense for the narrowband personal communication services ("NPCS") licenses and advanced messaging network costs for those markets under construction during the nine months ended September 30, 1998.

        The Company's net cash provided by operating activities for the nine months ended September 30, 1998 was $64.0 million compared with $16.2 million for the nine months ended September 30, 1997. Net cash provided by operating activities for the nine months ended September 30, 1998 was increased by $14.1 million due to increases in current liabilities related to capital expenditures for the construction of the Company's advanced messaging network. Net cash used in investing activities was $128.5 million for the nine months ended September 30, 1998 compared with $41.5 million for the comparable 1997 period. The $128.5 million and $41.5 million used in investing activities in the first nine months of 1998 and 1997, respectively, were primarily for capital expenditures. Net cash provided by financing activities was $92.6 million for the nine months ended September 30, 1998 compared with the $10.3 million for the nine months ended September 30, 1997. The increase in net cash provided from financing activities for the nine months ended September 30, 1998 was primarily due to the receipt of $107.8 million of net proceeds from the issuance of the 111/4% Notes offset by $16.0 million of net payments on the Vendor Financing Arrangement (defined below).

        On January 28, 1998, the Company completed an offering of 111/4% Notes (the "Offering") resulting in approximately $249.7 million in gross proceeds. Simultaneously, with the closing of the Offering, the Company refinanced certain of its outstanding indebtedness and modified its corporate structure (the "Refinancing"). The Refinancing consisted of the following: (i) purchasing all of the outstanding 121/4% Notes ($136.5 million principal amount at maturity),
(ii) amending of certain terms of the covenants and agreements in the indenture relating to the 15% Notes; and (iii) merging PageMart, Inc. into PageMart Wireless, Inc., with PageMart Wireless, Inc. as the surviving corporation.

        Approximately $130.7 million of the gross proceeds of the Offering was used to purchase all of the outstanding 121/4% Notes. The proceeds remaining after offering expenses and refinancing were approximately $107.8 million. The Company intends to use the remaining proceeds to fund the construction of its advanced messaging network and for general corporate purposes. In connection with the Refinancing, the Company incurred an extraordinary charge of approximately $13.8 million related to the early retirement of debt.

        The 111/4% Notes, which are unsecured senior subordinated obligations of the Company, mature in 2008 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 111/4% Notes will cause an increase in indebtedness from September 30, 1998 to February 1, 2003 of $163.1 million. From and after August 1, 2003, interest on the 111/4% Notes will be paid semiannually, in cash.

        The 15% Notes, which are unsecured senior obligations of the Company, mature in 2005 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 15% Notes will cause an increase in indebtedness from September 30, 1998 to February 1, 2000 of $36.3 million. From and after February 1, 2000, interest on the 15% Notes will be payable semiannually, in cash.

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

        As of September 30, 1998, the Company had no amounts outstanding under the Vendor Financing Arrangement and its indebtedness under the 15% Notes was $171.0 million and its indebtedness under the 111/4% Notes was $268.9 million.

        In May 1995, the Company entered into a four year Revolving Credit Agreement with BT Commercial Corporation, as Agent, and Bankers Trust Company, as Issuing Bank, which provides for a $50 million revolving line of credit (the "Revolving Credit Agreement"). As of September 30, 1998 there were no loans outstanding under the Revolving Credit Agreement. The maximum amount available under the Revolving Credit Agreement at any time is limited to a borrowing base amount equal to the lesser of (i) 80% of eligible accounts receivable plus 50% of eligible inventory of the Company, and (ii) an amount equal to the service contribution (as defined in the Revolving Credit Agreement) of the Company and its subsidiaries for the immediately preceding three-month period times 4.0. As of October 31, 1998, the Company estimates the amount available under the Revolving Credit Agreement was approximately $33.4 million.

        The indenture under which the 15% Notes were issued, the indenture under which the 111/4% Notes were issued, the Vendor Financing Arrangement and the Revolving Credit Agreement contain certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets, enter into leases and engage in mergers and consolidations, and the Revolving Credit Agreement requires the Company to maintain certain financial ratios and limits the ability of the Company to make capital expenditures.

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

        During the first quarter of 1998, the Company began the implementation of its advanced messaging services network. The Company expects to incur significant capital expenditures and operating losses associated with the implementation and start-up phase of its advanced messaging services. The Company anticipates capital expenditures of approximately $115 million in 1998 to construct and deploy an advanced messaging network, which the Company expects to enable it to market advanced messaging services nationwide by the end of 1998. In addition, the Company expects to incur cash operating expenses of approximately $10 million in 1998. Thereafter, the Company anticipates that the advanced messaging operations will require approximately $35-$45 million of additional capital expenditures to complete construction and to add capacity to the network in 1999. In addition, the Company expects the advanced messaging operations to require approximately $30 million to fund operations and marketing in 1999 as the Company's advanced messaging customer base grows. The Company is moving forward with the overlay of advanced messaging technology on its nationwide one-way paging infrastructure, with construction underway in most major cities in the United States. PageMart PCS was launched in June 1998 in the Austin, Texas and San Antonio, Texas markets. Advanced messaging services were launched in more than 250 cities across the country during the third quarter. Nationwide services covering 70 percent of the U.S. population is expected by year-end 1998.

        As of September 30, 1998, the Company had approximately $36.4 million in cash and cash equivalents. On January 28, 1998, the Company received net proceeds after offering expenses and the Refinancing of approximately $107.8 million from the Offering. At October 31, 1998, the Company estimates that borrowings available under the Revolving Credit Agreement were approximately $33.4 million. Management anticipates amending or modifying its revolving credit facility to increase its capacity to accommodate future capital needs. The indentures governing the 15% Notes and the 111/4% Notes provide for up to $150 million of such borrowings under the Revolving Credit Agreement. Under the Vendor Financing Arrangement, $30 million of financing, in aggregate, will be available during the period from September 1, 1998 through December 31, 2000. The Company anticipates its PageMart Paging division will generate sufficient cash flows to fund one-way capital expenditures and working capital requirements for 1998 and 1999.

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

Year 2000 Disclosure

        In 1997, the Company began an evaluation of its computer systems and network infrastructure for Year 2000 readiness. The Year 2000 issue stems from the use of two-digit dates in computer programs. Programs that use the two-digit dates may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system malfunctions or failures causing disruptions in operations. The Company is currently in the process of assessing the impact of the Year 2000 on its operations and is upgrading, modifying or replacing software or equipment where necessary. To support the Company's assessment, executive management has appointed a cross-functional steering committee to address potential Year 2000 problems and to formulate and guide the Company's Year 2000 enterprise readiness plans.

        The Company has divided its Year 2000 efforts into two primary areas: its administrative and network systems, and third party suppliers and vendors.

        The Company's administrative and network systems consist of software and hardware systems that are a combination of internally developed software and third party software and hardware. The Company's approach is to:

     o Create an inventory of items that must be assessed and prioritize the items by how critical they are to the operations of the Company;

     o  Assess their readiness through testing;

     o  Plan and implement corrective actions;

     o  Develop contingency plans.

        The Company intends to include third party software and hardware in this assessment process to the extent practicable, even though it may have obtained Year 2000 readiness information from the vendor or supplier of the software or hardware. As of the date of this report, the Company has materially completed the inventory and prioritization of items. Certain administrative software that was not Year 2000 ready had to be upgraded before extensive testing could begin. The upgraded software was installed in October 1998. Testing plans are being completed and testing is planned to be substantially completed in the first quarter of 1999. The Company expects that critical hardware and software systems that are within its ability to test will be Year 2000 ready by mid 1999. Although, the Company's contingency plans are not fully developed, the Company expects to develop contingency plans to mitigate, to the extent possible, the effects of any significant Year 2000 problem that is not corrected.

The Company uses hardware, software and services supplied by third party vendors in most of its operations. The Company's approach is to:

    o  Create a list of suppliers and vendors;

    o Communicate with each supplier and vendor to try to obtain information about the Year 2000 readiness of its products and services;

    o Work cooperatively with vendors and suppliers whose products or services are not Year 2000 ready to resolve the problems.

       Some third party products can be tested by the Company for Year 2000 readiness and will be included in the assessment described above. Other third party products and services cannot be independently tested by the Company, some of which are critical to the operations of the Company, such as satellite and other third party telecommunications services and electric utility services. The Company can make no representation that all third party products and services will be Year 2000 ready.

       The Company believes that its Year 2000 readiness efforts will significantly reduce the level of uncertainty about the Company's Year 2000 readiness. Throughout the remainder of 1998 and 1999, the Company will continue to assess its Year 2000 readiness. However, due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers and vendors, the Company cannot currently determine whether all Year 2000 problems material to its operations will be corrected. A failure to correct a material Year 2000 problem could result in the interruption or failure of certain normal business operations, such as the Company's paging and messaging services, customer activations and services, or customer invoicing and collections. Such failures, if prolonged, could materially and adversely affect the Company's results of operations, liquidity or financial condition.

       The Company's program to upgrade, modify or replace software and hardware has two objectives, to increase functionality and efficiency and to make the Company Year 2000 compliant. To date, the Company has spent approximately $12.3 million to upgrade, modify or replace hardware and software, most of which relates to the increased functionality and efficiency. An ancillary benefit of these upgrades was Year 2000 readiness, the cost of which was not significant. The Company has not fully determined the final aggregate costs of its Year 2000 readiness activities.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

       The Company is involved in various lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these lawsuits will not have a material adverse effect on the results of operations or financial condition of the Company.

       On October 27, 1997, an action against PageMart and another major paging carrier was filed in Superior Court of the State of California, County of San Francisco, by two customers of EconoPage, Inc. ("EconoPage"), a reseller of the Company's services that had resold PageMart's paging services to approximately 38,000 customers. PageMart terminated the reseller agreement due to monetary default by EconoPage. In the complaint, plaintiffs requested class action status on behalf of EconoPage customers and alleged that EconoPage was an agent of PageMart, that PageMart was aware that EconoPage's pricing would not permit it to sustain its business and PageMart permitted EconoPage to continue to enter into service contracts with customers while EconoPage was having serious financial difficulties. The complaint alleged violation of statute, fraud and negligent misrepresentation by PageMart, and requested injunctive relief as well as compensatory, punitive, special and incidental damages in an unspecified amount. PageMart denies all claims. Discovery has proceeded and plaintiffs filed a motion for class certification. After briefing and oral arguments, the court denied plaintiff's motion. Plaintiffs have appealed the denial of class certification. The Company will continue to defend this action vigorously. The Company does not expect the ultimate outcome of this suit to have a material adverse effect on its results of operations or financial condition.

       On March 20, 1998, an action against the Company and another major paging carrier was filed in Superior Court of the State of California, County of Los Angeles, by three customers of EconoPage of Southern California, Inc. ("EPSC"), a reseller of the Company's services that had resold the Company's paging services to approximately 12,000 customers. The Company terminated the reseller agreement when EPSC ceased operations on March 4, 1998. In the complaint, plaintiffs requested class action status on behalf of EPSC customers and allege that EPSC was an agent of the Company, that the Company was aware that EPSC's pricing would not permit it to sustain its business and the Company permitted EPSC to continue to enter into service contracts with customers while EPSC was having serious financial difficulties. The complaint alleged violation of statute, fraud and negligent misrepresentation by the Company, and requested injunctive relief as well as compensatory, punitive, special and incidental damages in an unspecified amount. The other major paging carrier demurred to plaintiff's complaint on the grounds that it did not state facts sufficient to constitute a cause of action. The court sustained the demurrer without leave to amend the fraud and negligent misrepresentation causes of action, and it sustained with leave to amend the statutory violation cause of action if plaintiffs could allege that defendants knew EPSC was going to fail but continued to allow their names to be used to solicit customers. Plaintiffs filed a second amended complaint that states only a statutory violation cause of action against defendants. The Company has demurred to the second amended complaint on grounds similar to the demurrer to the original complaint. Plaintiffs have requested leave of the court to file a third amended complaint that would add a request to proceed with a representative action under Section 17200 of the California Business and Professions Code. The court has taken no action with respect to either the demurrer or the request for leave to amend. The Company denies all claims and will defend this action vigorously. The Company does not expect the ultimate outcome of this suit to have a material adverse effect on its results of operations or financial condition.

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information.
         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

                The exhibits listed on the accompanying index to exhibits are filed as part of this quarterly report.

(b)      Reports on Form 8-K

                None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PAGEMART WIRELESS, INC.


                                           By: /s/John D. Beletic
                                              -------------------
                                           John D. Beletic,
November 13, 1998                          Chairman and
                                           Chief Executive Officer






                                           By: /s/ G. Clay Myers
                                              ------------------
                                           G. Clay Myers,
November 13, 1998                          Vice President, Finance,
                                           Chief Financial Officer and
                                           Treasurer (principal financial
                                           and chief accounting officer)

                                 EXHIBIT INDEX



Exhibit No.             Description


   11.1 * Statement regarding computation of per share loss for the three months ended September 30, 1998.


   11.2 * Statement regarding computation of per share loss for the three months ended September 30, 1997.


   11.3* Statement regarding computation of per share loss for the nine months ended September 30, 1998.


   11.4* Statement regarding computation of per share loss for the nine months ended September 30, 1997.


   12.1*                Computation of ratio of earnings to fixed charges.


   27.1 *               Financial Data Schedule.




    *                   Filed herewith