Form 10-K405/A
period 1997-12-31
PAGEMART WIRELESS INC
filed 1999-02-26
CIK 947268

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

     As of January 31, 1998, 34,150,907 shares of the Registrant's Class A Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on April 8, 1998 are incorporated by reference into Part III (items 11, 12 and 13) hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

EXPLANATORY NOTE

     The registrant hereby amends Item 14 of its Annual Report on Form 10-K for the fiscal year ended March 31, 1998, as set forth on the pages attached hereto.

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

Date: February   , 1999                     PAGEMART WIRELESS, INC.
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

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

                 /s/ JOHN D. BELETIC                   Chairman and Chief Executive   February 26, 1999
-----------------------------------------------------  Officer (Principal Executive
                   John D. Beletic                     Officer)

                  /s/ G. CLAY MYERS                    Vice President, Finance,       February 26, 1999
-----------------------------------------------------  Chief Financial Officer and
                    G. Clay Myers                      Treasurer (Principal
                                                       Financial and Accounting
                                                       Officer)

                                                       Director                       February   , 1999
-----------------------------------------------------
                 Michael C. Hoffman

                /s/ GUY L. DE CHAZAL                   Director                       February 26, 1999
-----------------------------------------------------
                  Guy L. De Chazal

                /s/ ARTHUR PATTERSON                   Director                       February 26, 1999
-----------------------------------------------------
                  Arthur Patterson

                /s/ LEIGH J. ABRAMSON                  Director                       February 26, 1999
-----------------------------------------------------
                  Leigh J. Abramson

            /s/ ALEJANDRO PEREZ ELIZONDO               Director                       February 26, 1999
-----------------------------------------------------
              Alejandro Perez Elizondo

                /s/ PAMELA D.A. REEVE                  Director                       February 26, 1999
-----------------------------------------------------
                  Pamela D.A. Reeve

                 /s/ STEVEN B. DODGE                   Director                       February 26, 1999
-----------------------------------------------------
                   Steven B. Dodge

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                 DESCRIPTION OF EXHIBIT
        -------                               ----------------------

          3.1*             Restated Certificate of Incorporation of PageMart Wireless,
                           Inc. (filed as an exhibit to the Registration Statement on
                           Form S-1 of the Company (Reg. No. 33-03012), and
                           incorporated herein by reference).
          3.2*             Certificate of Amendment to Restated Certificate of
                           Incorporation of PageMart Wireless, Inc. (filed as an
                           exhibit to the Registration Statement on Form S-1 of the
                           Company (Reg. No. 33-03012), and incorporated herein by
                           reference).
          3.3*             By-laws of PageMart Wireless, Inc.
          4.1*             Indenture, dated as of January 28, 1998, between PageMart
                           Wireless, Inc. and United States Trust Company of New York,
                           as Trustee, relating to the 11 1/4% Senior Subordinated
                           Discount Notes due 2008.
          4.2*             Indenture, dated as of January 17, 1995, between PageMart
                           Wireless, Inc. and United States Trust Company of New York,
                           as Trustee, relating to the 15% Senior Discount Notes due
                           2005. (filed as an exhibit to the Registration Statement on
                           Form S-1 of the Company (Reg. No. 33-91142), and
                           incorporated herein by reference).
          4.3*             First Supplemental Indenture, dated as of December 31, 1997, among PageMart Wireless, Inc. and United States Trust
                           Company of New York, as Trustee (filed as an exhibit to the
                           Form 8-K of the Company dated January 28, 1998, and
                           incorporated herein by reference).
         10.1*             Warrant Agreement, dated as of October 19, 1993, between
                           PageMart, Inc. and United States Trust Company of New York,
                           as Warrant Agent, relating to the Warrants to purchase
                           Common Stock of the Company (filed as an exhibit to the Form
                           10-K of the Company for the fiscal year ended December 31,
                           1994, and incorporated herein by reference).
         10.2*             Telecommunications Service Agreement, dated May 29, 1992,
                           between PageMart, Inc. and Wiltel, Inc. (filed as an exhibit to the Registration Statement on Form S-1 of the Company
                           (Reg. No. 33-91142), and incorporated herein by reference).
         10.3              Amended and Restated Satellite Services Supplemental
                           Agreement, dated as of December 18, 1997, between PageMart
                           Wireless, Inc. and AvData Systems, Inc.(1)
         10.4*             Satellite Services and Space Segment Lease Agreement, dated
                           January 2, 1995, between PageMart, Inc. and SpaceCom
                           Systems, Inc. (filed as an exhibit to the Registration
                           Statement on Form S-1 of the Company (Reg. No. 33-91142),
                           and incorporated herein by reference).
         10.5*             Credit Agreement, dated as of May 11, 1995, by and among
                           PageMart Wireless, Inc. (formerly known as PageMart
                           Nationwide, Inc.), the Lenders named therein, BT Commercial
                           Corporation, as Agent, and Bankers Trust Company, as Issuing
                           Bank. (filed as an exhibit to the Registration Statement on
                           Form S-1 of the Company (Reg. No. 33-91142), and
                           incorporated herein by reference).
         10.6*             Fourth Amendment to Credit Agreement, dated as of January
                           15, 1998, among PageMart Wireless, Inc., the Lenders named therein, BT Commercial Corporation, as Agent, and Bankers
                           Trust Company, as Issuing Bank.
         10.7*             Promissory Note and Security Agreement, dated May 21, 1997, between PageMart, Inc. and Glenayre Electronics, Inc. (filed as an exhibit to the Form 10-Q of the Company for the
                           quarter ended June 30, 1997, and incorporated herein by
                           reference).

        EXHIBIT
          NO.                                 DESCRIPTION OF EXHIBIT
        -------                               ----------------------
         10.8*             Amended and Restated Agreement Among Certain Stockholders of
                           PageMart Nationwide, Inc. dated as of September 19, 1995
                           (filed as an exhibit to the Form 8-K of the Company dated
                           October 6, 1995, and incorporated herein by reference).
         10.9*             Amendment No. 1 to Amended and Restated Agreement Among
                           Certain Stockholders, dated as of October 1, 1997, among
                           PageMart Wireless, Inc. and certain of its stockholders.
         10.10*            Subscription Agreement dated as of July 7, 1995 among
                           PageMart Nationwide, Inc., PageMart Canada Holding
                           Corporation and TD Capital Group Ltd. (filed as an exhibit to the Registration Statement on Form S-1 of the Company
                           (Reg. No. 33-03012), and incorporated herein by reference).
         10.11*            Agreement Among Stockholders among PageMart Nationwide,
                           Inc., PageMart International, Inc., TD Capital Group Ltd.,
                           PageMart Canada Limited. (filed as an exhibit to the
                           Registration Statement on Form S-1 of the Company (Reg. No.
                           33-03012), and incorporated herein by reference).
         10.12*            Equipment Purchase Agreement, dated as of January 26, 1996, between Motorola, Inc. and PageMart Wireless, Inc. (filed as an exhibit to the Form 10-K of the Company for the fiscal
                           year ended December 31, 1995, and incorporated herein by
                           reference)(1).
         10.13*            Technology Asset Agreement, dated as of December 1, 1995,
                           between Motorola, Inc. and PageMart Wireless, Inc. (filed as an exhibit to the Form 10-K of the Company for the fiscal
                           year ended December 31, 1995, and incorporated herein by
                           reference)(1).
         10.14*            PageMart Wireless, Inc. Employee Stock Purchase Plan (filed as an exhibit to the Registration Statement on Form S-1 of the Company (Reg. No. 33-03012), and incorporated herein by reference).
         10.15*            PageMart Wireless, Inc. Nonqualified Formula Stock Option
                           Plan for Non-Employee Directors. (filed as an exhibit to the
                           Registration Statement on Form S-1 of the Company (Reg. No.
                           33-03012), and incorporated herein by reference).
         10.16*            Office Lease Agreement, dated as of November 26, 1996,
                           between Crescent Real Estate Equities Limited and PageMart
                           Wireless, Inc. (filed as an exhibit to the Company's Annual
                           Report on Form 10-K for the fiscal year ended December 31,
                           1996, and incorporated herein by reference).
         10.17*            PageMart Wireless, Inc. Fifth Amended and Restated 1991
                           Stock Option Plan (filed as an exhibit to the definitive
                           proxy statement of the Company dated April 18, 1997, and
                           incorporated herein by reference).
         10.18*            Severance and Reimbursement Agreement, dated September 12,
                           1997, between PageMart Wireless, Inc. and N. Ross Buckenham
                           (filed as an exhibit to the Form 10-Q of the Company for the quarter ended September 30, 1997, and incorporated herein by reference).
         10.19*            Resale Agreement, dated November 1, 1993, between PageMart,
                           Inc., licensor, and GTE Service Corporation, licensee.
                           (filed as an exhibit to the Registration Statement on Form
                           S-1 of the Company (Reg. No. 33-91142), and incorporated
                           herein by reference).
         10.20*            Strategic Alliance Agreement No. 1, dated September 15,
                           1994, between GTE Service Corporation and PageMart, Inc.
                           (filed as an exhibit to the Registration Statement on Form
                           S-1 of the Company (Reg. No. 33-91142), and incorporated
                           herein by reference).

        EXHIBIT
          NO.                                 DESCRIPTION OF EXHIBIT
        -------                               ----------------------
         10.21*            Strategic Alliance Agreement No. 2, dated October 13, 1994, between GTE Service Corporation and PageMart, Inc. (filed as an exhibit to the Form 10-K of the Company for the fiscal
                           year ended December 31, 1994, and incorporated herein by
                           reference).
         10.22             Resale Agreement, dated as of December 12, 1997, between
                           PageMart Wireless, Inc. and GTE Communications
                           Corporation.(1)
         10.23*            Third Amended and Restated 1991 Stock Issuance Plan (filed as an exhibit to the Registration Statement on Form S-8
                           (Reg. No. 33-98116), and incorporated herein by reference).
         10.24             Agreement between PageMart Incorporated and GTE
                           Communications Systems Corporation to assume and Amendment
                           No. 2 to Resale Agreement Number 999999-93-12 between
                           PageMart Incorporated and GTE Service Corporation, dated
                           October 2, 1997.(1)
         10.25             Resale Agreement between GTE MobileNet Service Corp.,
                           licensee and PageMart, Inc., licensor dated July 1, 1996.
         11.1*             Computation of per share earnings (loss) for the three
                           months ended December 31, 1997.
         11.2*             Computation of per share earnings (loss) for the three
                           months ended December 31, 1996.
         11.3*             Computation of per share earnings (loss) for the year ended
                           December 31, 1997.
         11.4*             Computation of per share earnings (loss) for the year ended
                           December 31, 1996.
         21.1*             PageMart Wireless, Inc. Subsidiaries.
         27.1*             Financial Data Schedule for the year ended December 31,
                           1997.

---------------

(1) Confidential information has been deleted from this agreement. The omitted material has been separately filed with the Commission pursuant to an application for confidential treatment.

 *  Previously Filed.