Form 10-K405
period 1998-12-31
PAGEMART WIRELESS INC
filed 1999-03-31
CIK 947268

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K

   (MARK ONE)

        X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      ----       THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Class A Common Stock on January 29, 1999 as reported on the Nasdaq National Market System, was approximately $55,951,992. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

     As of January 29, 1999, there were 34,536,512; 3,809,363; 1,428,472 and
623,945 shares of the Registrant's Class A, Class B, Class C and Class D common stock outstanding, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on May 12, 1999 are incorporated by reference into Part III (items 11, 12 and 13) hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Unless the context otherwise requires, references to "the Company" are to PageMart Wireless, Inc. and its subsidiaries on a consolidated basis. References to "PageMart Wireless" are to PageMart Wireless, Inc. on a non-consolidated basis. References to "PageMart, Inc." are to PageMart, Inc., a wholly-owned subsidiary of PageMart Wireless that was merged into PageMart Wireless on January 28, 1998.

FORWARD LOOKING STATEMENTS

     This Form 10-K and the Annual Report to Stockholders contains statements that constitute forward-looking statements. The words "estimate," "project," "plan," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Readers are cautioned that such forward-looking statements involve risks and uncertainties, and are subject to change based on various important factors. The factors set forth herein under "Risk Factors", in other filings with the Securities Exchange Commission and the following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and could cause actual results to differ materially from those expressed in such forward-looking statements: economic conditions and consumer confidence generally in the United States; the ability of the Company to manage its high outstanding indebtedness; the impact of technological change in the telecommunications industry; the future cost of network infrastructure and subscriber equipment; the impact of competition and pricing of paging and wireless messaging services; the timely development and acceptance of new products; changes in regulation by the Federal Communications Commission ("FCC") and various state regulatory agencies; potential technical problems relating to the Company's transmission network for advanced messaging services; and the cost and ability of the Company and third parties upon whose products and services the Company depends to be Year 2000 ready in a timely manner. See "Risk Factors."

GENERAL

     The Company is the sixth largest wireless messaging carrier in the United States, based on 2,651,004 units in service at December 31, 1998. In recent years the Company has been one of the fastest growing providers of traditional one-way paging and messaging services nationwide. During 1998, the Company focused its attention on constructing the network infrastructure necessary to add narrowband personal communications services ("PCS") capabilities to its existing one-way network. Narrowband PCS permits the delivery of advanced messaging services such as two-way messaging and guaranteed or assured messaging. This effort achieved a significant milestone in December 1998 with the introduction of nationwide guaranteed messaging service.

     Since the founding of the Company in 1989, it has been an innovative leader in the traditional paging business. The Company built its strategy around the concepts of exclusive nationwide frequencies, flexible network architecture, and centralized control of the network and administrative functions. The strategy was aimed at providing efficient and flexible traditional paging services on a single frequency nationwide and internationally. This strategy put the Company in a position to capitalize on distribution channels that demanded single-frequency nationwide service and centralized customer service and distribution. The result was rapid subscriber growth that was generated internally rather than through the acquisition of other paging carriers.

     As the market for traditional paging services matures, the Company is moving aggressively to become a leader in the market for advanced messaging services, an arena that the Company believes will be the next growth market for wireless messaging carriers. The Company is only the second wireless messaging carrier to deploy a nationwide narrowband PCS network for advanced messaging services. The Company invested approximately $128 million in 1998 to construct and deploy its nationwide narrowband PCS network, which the Company believes is the wireless industry's most comprehensive. The Company expects to spend approximately $40 million in 1999 to complete the addition of narrowband PCS capabilities to its network, expand its network geographically and make other enhancements. The Company's operations now comprise of a highly efficient nationwide network delivering traditional one-way paging and state of the art advanced messaging services. Because both types of services are delivered on the same network, references in this report to the traditional one-way paging network or the narrowband PCS network are used to distinguish when the network is used for delivery of one-way paging services or advanced messaging services, respectively.

     The Company now is composed of two businesses at very different points in their business life cycle. Through its PageMart Paging division, the Company offers traditional one-way local, multi-city, statewide, regional and nationwide paging and other wireless services in all 50 states, covering approximately 90% of the population of the United States. At December 31, 1998, the Company had approximately 2,618,527 traditional paging service subscribers in the United States. This is a maturing business generating free cash flow (i.e. cash flow in excess of capital expenditures) and not requiring further significant capital investments.

     In contrast, through its PageMart PCS division, the Company offers local and nationwide guaranteed messaging service covering over 70% of the United States population at December 31, 1998. In the first four months of 1999, the Company expects to expand its service to all 50 states covering approximately 90% of the population. Later in the year, the Company expects to introduce additional advanced messaging services, including full two-way messaging. See "Products and Services." This is a business in the early stage of its development, and the Company expects it to be a consumer of cash for the next several years as it goes through a period of rapid growth.

     The Company also provides its U.S. domestic customers with seamless traditional one-way paging services across the Americas, including Canada, Mexico, much of the Caribbean and Central America, and parts of South America. Through direct ownership in Canada and network affiliation agreements with owners of foreign networks, the Company's network is interconnected with foreign networks operating on a common frequency, thus providing roaming capabilities for the Company's customers in the foreign countries and for the customers of the foreign network in the United States. In 1998, the Company expanded services into Guatemala, Costa Rica, Haiti, the Cayman Islands and the Dominican Republic through network affiliation agreements with leading telecommunications companies in those countries. The Company expects to expand services into Colombia, Trinidad and Tobago, Honduras, Peru and Venezuela in 1999.

     The Company charges subscribers a fee that covers the paging and messaging services purchased by the subscriber. The amount of the fee varies, based primarily on the type of service provided, the amount of usage and the geographic area covered. The Company charges higher rates for service options providing more than local coverage.

BUSINESS AND OPERATING STRATEGY

     The Company has experienced increased demand for alphanumeric messaging services and wide area coverage. These are trends that the Company believes span the entire industry. Narrowband PCS networks are designed to efficiently deliver nationwide alphanumeric messaging services at lower operating costs relative to the current costs of delivering similar one-way alphanumeric messages at comparable network utilization levels. See "Transmission Network." The Company expects strategies employing narrowband PCS networks to capture significant amounts of the projected paging and messaging industry growth because of their anticipated ability to deliver greater network capacity, new services, higher quality and improved reliability compared to existing one-way networks.

     The Company believes it is well positioned to take advantage of this projected growth. In the narrowband PCS auctions conducted by the FCC, the Company acquired licenses for a total of 100kHz of forward frequency and 50kHz of return frequency nationwide (the "narrowband PCS Licenses"). The Company is one of three companies in the United States with 150kHz or more of narrowband PCS frequency nationwide. The Company's narrowband PCS network employs the ReFLEX25(R) protocol, which is a second generation ReFLEX(R) technology developed by Motorola, Inc. ("Motorola") that is compatible with the FLEX(TM) protocol employed in the Company's existing one-way network. This has enabled the Company to integrate narrowband PCS capabilities into its existing one-way network, allowing the Company to build its narrowband PCS network rapidly and substantially increase its network capacity in the most cost effective manner. When completed, the Company's narrowband PCS network will cover substantially the same "footprint", or geographic coverage area, as its existing one-way network.

     The Company believes that the industry growth rate for traditional paging services is slowing. As a result, the Company expects its future growth will come principally from the advanced messaging services business rather than its traditional one-way paging business. The Company expects that the six following operating principles, to which the Company attributes the significant growth of its traditional paging business, will be equally important as the market for advanced messaging services continues to develop. The Company has positioned itself to utilize these principles in its advanced messaging business.

     DIVERSIFIED DISTRIBUTION CHANNELS. The Company utilizes a number of distribution channels to market its current products and services, including marketing directly to individuals, corporations and other organizations through its national accounts sales force and the sales force in the Company's sales offices, and indirectly through strategic alliances with large communications providers, national and regional retailers, and regional and local resellers. See "Sales and Marketing."

     Management believes that a diversified approach to distribution is important to sustain growth as messaging services more deeply penetrate the United States population, especially the consumer market. This diversification is a key element of the Company's strategy of expanding its subscriber base to increase profitability and cash flow through greater utilization of its nationwide wireless communication network.

     NATIONWIDE, NAFTA AND BEYOND COMMON FREQUENCY. The Company has constructed its network on common one-way and narrowband PCS frequencies nationwide. Use of common frequencies provides the Company with a number of important strategic advantages not available to many of its competitors, which operate on multiple frequencies across markets. The use of a common frequency across the United States enables the Company's customers to travel throughout the United States while continuing to use the same subscriber unit. In addition, the use of a common one-way frequency has been expanded NAFTA-wide and beyond into Canada, Mexico, Central and South America, the Caribbean and the Bahamas. Through the use of network affiliation agreements, the Company is able to provide multi-city coverage customized to accommodate the customers' needs throughout North and Central America and in parts of South America.

     The common frequency approach also provides a competitive advantage to the Company when marketing its services to regional and national retailers and private brand telecommunications carriers. The Company's subscriber units can be sold in any retail store located in the Company's nationwide coverage area because they operate on a common nationwide frequency. By contrast, competitors that use multiple frequencies across markets require retailers to maintain many more stock keeping units to serve each local market that utilizes a different frequency.

     EFFICIENT NETWORK ARCHITECTURE. The Company is an industry leader in the implementation of advanced telecommunications technologies, including pioneering the use of direct broadcast satellite ("DBS") technology for paging. The Company's nationwide network is 100% controlled by DBS technology, which gives the Company a flexible, reliable and efficient network architecture. The use of DBS technology eliminates the need for expensive terrestrial radio frequency ("RF") control links and repeater equipment while enabling the Company to provide a wide range of coverage options. The Company used its efficient one-way network as the outbound transmission infrastructure for the narrowband PCS network, which allowed the Company to add narrowband PCS capabilities rapidly and substantially increase its network capacity in the most cost effective manner. As it constructed the narrowband PCS network, the Company installed very small aperture satellite terminal ("VSAT") equipment in the network in order to permit two-way communication using DBS technology.

     The Company's one-way network covers the top 300 MSAs across the United States, or approximately 90% of the total population in the United States. The Company's network is 100% FLEX(R) enabled, allowing the use of the high speed FLEX(R) protocol to transmit one-way paging messages and maximize system capacity. The one-way networks included in the Company's NAFTA and beyond coverage are also 100% FLEX(R) enabled. The Company's narrowband PCS network is integrated into the one-way network. The design of the narrowband PCS network is based upon Motorola's ReFLEX25(R) technology. At December 31,

1998, the Company's nationwide narrowband PCS network covered over 70% of the population in the United States.

     SPECTRUM-RICH FREQUENCY POSITION. The Company ranks among the top four paging carriers in the United States in licensed nationwide frequencies. The Company's exclusive frequency licenses include two nationwide one-way paging frequencies and 150 kHz of nationwide NPCS frequency. The Company believes that this frequency position has important strategic value because it enables the Company to grow its subscriber base by introducing advanced messaging and other value-added services to its subscribers. As a result, the Company believes its spectrum-rich frequency position enables it to attract and retain national retail and private brand strategic alliance partners.

     CENTRALIZED ADMINISTRATION. The Company has centralized information systems, inventory control, distribution, customer service, finance and marketing functions, which can support both the Company's traditional paging and advanced messaging services. This centralized administration has enabled the Company to become one of the lowest cost providers of paging and other wireless communications services in the United States relative to the services it provides. In addition, the administrative infrastructure is designed to support a larger customer base than that currently served by the Company, which will allow it to realize additional operating efficiency as the Company continues to grow.

     CUSTOMER SERVICE CAPABILITIES. Management has focused on developing industry-leading customer service capabilities which are designed to be used for both one-way and advanced messaging services and can be expanded as the customer base grows. At December 31, 1998, the Company employed approximately 940 highly trained customer service personnel operating in state of the art call center facilities. Management believes that high-quality customer service capabilities are an important factor in supporting and retaining its strategic alliance partners, retailers and subscribers.

PRODUCTS AND SERVICES

     TRADITIONAL ONE-WAY MESSAGING SERVICES. The Company currently offers the following two basic types of one-way paging and messaging services.

               SERVICE                                      DESCRIPTION
               -------                                      -----------
Numeric paging.......................  Provides the subscriber with the telephone number of the person who is seeking to contact the subscriber.
                                       Numeric pagers can store and retrieve up to 40
                                       numeric messages, which are displayed on a liquid
                                       crystal display.
Alphanumeric paging..................  Offers the subscriber the ability to receive a text message rather than simply a numeric message.
                                       Alphanumeric pagers can store and retrieve up to 40
                                       messages of up to 80 characters each, which are
                                       displayed on a liquid crystal display.

     Numeric Paging Services. Although most subscribers select local coverage, the number of subscribers who select extended city coverage options continues to increase. Monthly fees for regional and nationwide paging coverage are substantially higher than the fees charged for single local area coverage.

     Alphanumeric Paging Services. The Company provides alphanumeric paging services under the tradenames InfoPage(R) and InfoNow(SM), and the number of subscribers utilizing the service represented 6.2% of the Company's total subscribers at December 31, 1998. The Company has not focused a significant portion of its selling and marketing efforts on alphanumeric paging services, primarily because technology has inhibited the Company's ability to deliver the services in a cost-effective manner. With the introduction of advanced messaging services, most of the Company's efforts to market alphanumeric services will be focused on advanced messaging services. See "-- Guaranteed or Assured Messaging."

     Roaming Services. OmniRoam(SM) services allow customers the flexibility to change their local coverage through a simple phone call. Using a touch-tone phone, the customer need only enter the area code of the city to which he or she is traveling and the local coverage is changed. Numeric and text messages are automatically sent to the customer's "roaming" city until coverage is transferred back to the "home" city. With these services, the customer does not pay for paging coverage that is not needed (i.e., nationwide coverage). These services are available due to the Company's unique network architecture. These products give the Company's customers the ability to take local coverage with them when they travel to major communities in the United States, Canada, Mexico, Central and South America, U.S. Virgin Islands, Puerto Rico, the Cayman Islands and the Bahamas.

     GUARANTEED OR ASSURED MESSAGING. The Company's initial advanced messaging service offering is guaranteed or assured messaging. If a subscriber with guaranteed messaging service travels outside the coverage area or turns off the subscriber unit, the network stores incoming messages for up to 96 hours until the subscriber returns to the network's coverage area or turns on the subscriber unit. When a subscriber is within the network's coverage area the subscriber unit displays a message that it is in message receiving mode. If a subscriber leaves the coverage area, the subscriber unit indicates that the network is storing the subscriber's messages. Upon returning to a coverage area or turning on the subscriber unit, the subscriber unit registers with the network and the stored messages are automatically transmitted to the subscriber unit. The Company currently offers both local alphanumeric guaranteed messaging and nationwide auto-roam alphanumeric guaranteed messaging services.

     Local Alphanumeric Messaging. The Company's local alphanumeric guaranteed messaging service enables the subscriber to receive alphanumeric messages up to several hundred characters in length (compared to the approximately 80 characters in traditional one-way alphanumeric messaging) which are input by either (i) a computer or other software enabled device and a modem that can access the Company's network directly or via the Internet or (ii) a dispatch operator.

     Nationwide Auto-Roam Alphanumeric Messaging. On December 15, 1998, the Company introduced nationwide auto-roam alphanumeric guaranteed messaging service. This service allows a subscriber to receive an alphanumeric message anywhere within the coverage of the Company's network in the U.S. The service uses the location identification capabilities of the narrowband PCS network to automatically identify, without any action on the part of the subscriber, the network zone in which to transmit the subscriber's messages.

     The Company believes that penetration of alphanumeric service on a regional and nationwide basis has been limited to date due to the reluctance of many one-way paging operators to promote the service because of its relatively high use of system capacity during transmission. The narrowband PCS frequency spectrum and the ReFLEX25(R) technology offer significant increases in capacity over the one-way spectrum and technology currently delivering alphanumeric messaging services with regional or nationwide coverage. The Company believes that its nationwide auto-roam alphanumeric service improves upon traditional alphanumeric service by permitting longer messages and guaranteed delivery. Management believes that these service enhancements, along with its competitive pricing, will appeal to subscribers of traditional alphanumeric messaging services and to cost-conscious customers who have not previously subscribed to nationwide services. The Company expects the migration of many current one-way alphanumeric service subscribers to guaranteed or assured messaging service will create additional capacity for numeric service on the Company's one-way network, a service that can be very efficiently delivered on that network.

     PLANNED ADVANCED MESSAGING SERVICES. The Company's planned future advanced messaging service offerings include the following:

                      PLANNED ADVANCED MESSAGING SERVICES

TYPE OF SERVICE                                     DESCRIPTION                           BENEFIT
---------------                                     -----------                           -------
Message Acknowledgment...............  When the message is received and/or     Lets the sender know the
                                       read, an alert is triggered and sent    message has been received
                                       back through the network.               and/or read.
Multiple-choice Response.............  Presents subscriber with a choice of    Eliminates need for a return
                                       responses embedded in the message.      phone call and completes the
                                       Sender can create custom response on    messaging loop.
                                       a PC, embed it in the message, and
                                       transmit it to the device.
Preprogrammed Response...............  Presents subscriber with a list of      Provides a simple response
                                       preprogrammed messages for response.    method.
Full Two-way.........................  Subscriber can create custom            Allows messages to be sent
                                       responses or initiate messages, also    and information to be
                                       known as free form messaging.           requested on demand.
Telemetry............................  Fully customized, integrated,           Provides wireless
                                       end-to-end solutions with software      connectivity to machines such
                                       applications that allow                 as security systems,
                                       computer-based devices to transmit      environmental control systems
                                       and receive data wirelessly.            and vehicles.

     Message Acknowledgment Service. The Company plans to introduce message acknowledgment service in 1999. This service will provide the sender of a message confirmation that the message was delivered accurately to the subscriber unit. The sender can receive the acknowledgment through the same mechanism that was used to create the original message or by designating another communication path for the acknowledgment.

     Response and Full Two-way Service. The Company plans to introduce response and full two-way messaging services in 1999. Response messaging allows a subscriber to respond back to the sender of a message. A subscriber can either:

     - Select from a custom set of multiple choice responses sent with the message, or

     - Send a response chosen from a set of predefined responses stored in the subscriber unit.

     Multiple responses can be made to the same message. The sender is expected to be able to receive responses through the same mechanism that was used to create the original message or by designating another communication path for the response.

     Two-way messaging will allow a subscriber to originate and receive messages and other communications. Subscribers could be notified of the receipt of electronic mail, voice mail and faxes. Similarly, subscribers can originate messages which are delivered to a target recipient over several alternative communications networks.

     Using two-way messaging, a subscriber is expected to be able to stay in touch while in transit, using a portable and relatively inexpensive device and service. In addition to these benefits, this service will also have the traditional benefits of one-way paging: broad geographic coverage; good building penetration; small, disposable-battery powered subscriber units, which allows the device to be carried continuously; long battery life, which allows the device to be used continuously without servicing; and low costs of ownership and usage.

     Telemetry. The Company plans to introduce telemetry services in the second half of 1999. Telemetry services allow computer-based devices to transmit and receive data wirelessly over the Company's nationwide narrowband PCS network. See "Sales and Marketing -- Telemetry."

     ADDITIONAL VALUE-ADDED SERVICES. In addition to paging services, the Company offers subscribers a number of additional value-added services, including voice mail services that allow subscribers to retrieve voice messages from persons attempting to contact the subscriber. In addition, the Company offers a message retrieval service which allows a one-way service subscriber to retrieve messages that were sent at a time when the subscriber was outside of his or her service area. Other optional services include operator dispatch services, nationwide toll-free access numbers for paging subscribers, a customized voice prompt that allows subscribers to record a personal greeting, maintenance agreements and loss protection programs. During 1998, approximately 21% of the Company's recurring revenues were derived from these additional services.

     The Company also offers wireless connectivity to the Internet for message transfer and information requests through the "PageMart Wireless Web" service utilizing the Company's wireless communications network. These services include electronic mail, news and other information delivered to subscriber units.

     SUBSCRIBER UNITS. The Company's messaging services are delivered to pocket-sized subscriber units which the Company sells or leases to its subscribers. One-way subscriber units are available from a number of manufacturers. Guaranteed messaging subscriber units are currently available from Motorola and Wireless Access, a subsidiary of Glenayre Technologies, Inc. Subscriber units with the capabilities to utilize more sophisticated advanced messaging services are expected to be available in 1999.

     The Company's operating model for one-way wireless messaging emphasizes a strategy of selling rather than leasing subscriber units. As of December 31, 1998, approximately 94% of the Company's one-way subscriber units were customer owned and maintained ("COAM"). The Company believes that by following a COAM strategy for one-way wireless messaging it can achieve significantly better capital efficiency than if it were to follow a lease strategy, which is reflected in its relatively low capital employed per subscriber of $27 at December 31, 1998. Capital employed per subscriber represents total assets, less narrowband PCS assets, cash, non-debt current liabilities and international investments divided by domestic units in service. The Company believes that its COAM strategy for one-way wireless messaging provides additional benefits, including reduced risk of technological obsolescence and avoidance of the credit risk associated with leasing subscriber units to end-users. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In contrast to the Company's operating model for traditional one-way messaging, the Company expects that it will lease rather than sell a majority of its advanced messaging subscriber units. The higher price per unit for advanced messaging subscriber units is expected to make leasing an attractive alternative to purchasing the units. In addition, the Company expects that the strongest market demand for advanced messaging services will come initially from corporate and business customers, which often prefer to lease subscriber units.

     PRODUCT DEVELOPMENT. The Company anticipates that growth in advanced messaging services will be enhanced through new wireless alliances with software companies and electronic equipment manufacturers to develop additional text messaging products and services. Computers, personal organizers and personal digital assistants ("PDAs") are being equipped with built-in RF capability. In October 1997, the Company, Motorola and 3Com entered into a development and supply agreement to develop, produce and market a pager card providing one-way paging services for 3Com's PalmPilot PDA. In July 1998, the Company initiated shipments of the Synapse(TM) Pager Card, branded by the Company, for integration into the PalmPilot. The Synapse(TM) Pager Card adds wireless messaging capability to the PalmPilot PDA. A PalmPilot equipped with the Synapse(TM) Pager Card can receive and store wireless messages in substantially the same manner as a traditional pager, including text messages originated over any PC connected to the Internet. The Synapse(TM) Pager Card also provides a user of a PalmPilot with new messaging features such as sender identification, wireless schedule updates and missed message alerts. The Company plans to continue to explore new alliances with software companies and equipment manufacturers for the development of messaging solutions utilizing its wireless messaging network.

SALES AND MARKETING

     The Company's messaging customers include individuals, corporations and other organizations that desire affordable communication services offering substantial mobility, accessibility and the ability to receive timely information. The Company utilizes a number of distribution channels to market its products and services, including marketing directly through its national accounts sales force and the sales force in the Company's sales offices, and indirectly through strategic alliances with large communications providers, national and regional retailers, and regional and local resellers. The Company also anticipates expanded distribution of messaging services through the development of telemetry applications and additional product development. Management believes that a diversified approach to distribution is important to sustain growth as demand for messaging services more deeply penetrates the United States population, especially the consumer market. This diversification is a key element of the Company's strategy of expanding its subscriber base to increase profitability and cash flow through greater utilization of its nationwide wireless communication network. The Company is not dependent on any single customer or a few customers, the loss of one or more of which would have a material adverse effect on the Company.

     CARRIER SERVICES. Through its Carrier Services Strategic Business Unit ("Carrier Services SBU"), the Company has established numerous strategic alliance relationships with large communications providers, such as GTE Corporation, Southwestern Bell Mobile Systems, BellSouth Cellular Corp., Ameritech Mobile Services, Inc., WorldCom Network Services, Inc., EXCEL Communications, Inc., ALLTEL Communications, Bluegrass Cellular, Inc. and First Cellular of Southern Illinois. These companies utilize their brand awareness and billing and distribution efficiencies to market private brand pagers and services using the Company's transmission network. The business unit is positioned to support carriers in the bundling and integration of messaging services into an extended portfolio of communications services. At December 31, 1998, approximately 37% of the Company's units in service had been added through the Carrier Services SBU. The Company expects this proportion to increase over the next several years in part due to the introduction of the Company's nationwide narrowband PCS network.

     As market demand for advanced messaging services continues to develop, the Company expects its carrier services distribution channel to grow in significance. The Company believes that a limited number of narrowband PCS networks will be built nationwide. The Company believes that its narrowband PCS network is a low cost, high functionality network compared to the networks of its initial competitors, which will make reselling of the Company's services attractive to other paging companies and communications providers. These companies will resell such services under their own brand names.

     In addition, the Company has entered into agreements with Metrocall, Inc. ("Metrocall") and AirTouch Paging ("AirTouch"), the second and fourth largest paging carriers, respectively, in the United States as of year end 1998. The agreements are organized into two phases. Initially, Metrocall and AirTouch will market their switch-based narrowband PCS services utilizing the Company's narrowband PCS network. During the second phase, Metrocall and AirTouch will install their own narrowband PCS networks leveraging the Company's infrastructure and sites. Under these agreements, the companies will share certain capital and operating expenses, which will significantly lower costs for all companies. The Company anticipates that it may enter into similar arrangements with other major paging carriers. However, there can be no assurance of the success of the arrangements with Metrocall and AirTouch or of similar arrangements with other paging carriers, if any.

     NATIONAL ACCOUNTS. In 1998, the Company formed its National Accounts Strategic Business Unit ("National Accounts SBU") for the purpose of selling and leasing traditional and advanced messaging products and services to major corporate accounts.

     The Company expects that initially the strongest market demand for advanced messaging services will be from large, geographically dispersed corporate accounts because of the growing need of business customers for mobile, reasonably priced access to communication and information services with wide area coverage; the ability of business customers to pay the higher cost of advanced messaging subscriber units compared to one-way subscriber units; and the lack of sales personnel in retail stores trained to sell the new services. The National Accounts SBU emphasizes sales of advanced messaging services as a solution to business messaging needs. As a result, the Company believes that its National Accounts SBU, along with the Company sales offices and Carrier Services SBU distribution channels are initially best suited for marketing and selling these services.

     The Company divided its direct sales force into a unit focusing on national accounts and a unit focusing on local markets. This enables the direct sales force personnel to personalize and specialize their approach to their target market. The Company has embarked on a program to hire and train sales personnel for its National Accounts SBU. In 1998, the Company increased its direct sales force by approximately 60% to position itself to meet the anticipated demand for advanced messaging services.

     COMPANY SALES OFFICES. The Company's Markets Strategic Business Unit ("Markets SBU") consists of Company-owned sales offices that sell and lease equipment and messaging services through three distribution channels: direct sales, agents and third-party resellers. At December 31, 1998, approximately 37% of the Company's units had been added through the Markets SBU.

     Direct Sales. The Company markets its equipment and services through its direct sales force and related marketing activities such as telemarketing and advertisements in radio, print media and telephone company yellow pages. Direct sales representatives are compensated in large part by sales commissions for each unit sold or placed in service.

     Agents. The Company markets its equipment and paging services through agents. Agents establish customers which are billed directly by the Company. Agents typically sell subscriber units for their own account and earn a commission or fee on the sale of the service.

     Third-Party Resellers. In addition to offering paging and messaging services directly to end-users, the Company also offers paging services to third party resellers in bulk quantities at wholesale monthly rates that are lower than the Company's regular retail rates.

     RETAIL MARKETING. Since early 1993, the Company has been an industry pioneer in developing the retail distribution channel through sales arrangements with regional and national retail chains that sell electronic and business equipment or consumer goods. The Company's National Retail Strategic Business Unit ("National Retail SBU") sells subscriber units to a retailer who then sells the subscriber units to potential users. The purchaser can activate the subscriber unit and subscribe for service with the Company by simply calling the toll-free number identified on the unit. Because the Company's subscriber units operate on a common nationwide frequency, they can be sold in any retail store located in the Company's nationwide coverage area. By contrast, competitors that use multiple frequencies across markets require retailers to maintain many more stock keeping units to serve each local market that utilizes a different frequency.

     The Company has entered into sales arrangements with a number of large national retail chains such as OfficeMax, RadioShack, Eckerd's, Bradlees, 7-Eleven, Fry's Electronics and Target Stores. Retail distribution also allows the Company to sell subscriber units in markets that would not support a direct sales office but in which it has installed the necessary network equipment required for providing paging services. The Company can thus enter new markets by capitalizing on its existing infrastructure of transmitters with the only incremental expense being the procurement of local access phone lines.

     The Company expects retail sales to continue to be an important channel of distribution. In addition, in 1998 the Company tested the retail marketing of prepaid paging service cards, a program which the Company expects to expand in 1999. The number of retail store locations has increased to 15,744 stores at December 31, 1998 from 12,924 stores, 5,530 stores and 3,411 stores at December 31, 1997, 1996 and 1995, respectively. However, the Company believes that the rate of growth in the number of stores will level off in 1999 and years thereafter. At December 31, 1998, approximately 26% of the Company's units in service are represented by the national retail channel.

     TELEMETRY. In the third quarter of 1998, the Company announced the formation of its Telemetry Strategic Business Unit ("Telemetry SBU"). The Telemetry SBU was chartered to develop cutting-edge, standards-based, cost-effective technology for any industry, business or consumer with the need to transport machine originated data over a wireless network. The Telemetry SBU will offer customized, integrated, end-to-end solutions with software applications that allow computer-based devices to transmit and receive data wirelessly over the Company's nationwide narrowband PCS network.

     The Company plans to provide telemetry services over its network utilizing the ReFLEX25(R) protocol and "transceiver" two-way devices such as the Creatalink2XT being developed by Motorola. In September 1998, the Company announced a strategic alliance with Interactive Technologies, Inc. to provide wireless telemetry connectivity to home security systems. In October 1998, the Company announced strategic alliances with RoadTrac(TM), LLC and Pentech Energy Solutions, Inc. to provide telemetry solutions for vehicle location technology and environmental control systems, respectively. In November 1998, Monitel Products Corp. and the Company entered into a strategic agreement under which the Company will provide telemetry services to be utilized in Monitel's remote monitoring diagnostic products within the photocopying and imaging industry. Although the Company does not expect the Telemetry SBU to originate any units in service until the second half of 1999, as market demand for wireless telemetry services develops, the Company expects its Telemetry SBU to grow in significance. However, there can be no assurance that wireless telemetry services over narrowband PCS networks will be commercially viable or that the proposed telemetry solutions will be possible, and the success of wireless telemetry services could be affected by matters beyond the Company's control such as the availability and viability of transceiver devices.

TRANSMISSION NETWORK

     GENERAL. The Company developed an innovative satellite-based transmission network that gives the Company a flexible, highly reliable network architecture and an efficient operating structure. The Company began using direct broadcast satellite ("DBS") technology in 1990 and was the first one-way wireless communications carrier to use DBS technology to control all of its transmitters. With a DBS paging system, the satellite broadcasts messages directly to each transmitter in the Company's paging system, which then broadcasts the messages to pagers on the Company's nationwide broadcast frequency. DBS eliminates the expensive terrestrial radio link and repeater equipment that many paging companies have employed to control simulcast transmissions in large metropolitan markets. In addition, the satellite system can selectively address one or any combination of the Company's transmitters, thereby providing a wide range of coverage options and permitting efficient use of paging frequencies in each market.

     The Company has utilized its existing one-way paging network infrastructure as the basis for its nationwide narrowband PCS network. A narrowband PCS network employs both radio transmission and receiving equipment throughout the network. Subscriber units contain not only a receiver, but also a transmitter that broadcasts its identity and other data, such as acknowledgement of receipt of a message, to the network receivers. The network can determine whether a subscriber is within range. If a subscriber travels outside the range of the network, the network stores the message for up to 96 hours until the subscriber returns to the coverage area and then transmits the message.

     In contrast, a one-way network employs only radio transmitters. One-way subscriber units contain only receivers and have no ability to send messages to the network. Because the subscriber unit cannot communicate with the network, there is no ability to confirm receipt of messages or determine whether the subscriber is actually within the coverage of the network when the message is sent.

     The one-way network broadcasts messages simultaneously over all transmitters in the subscriber's coverage area. This results in inefficient use of spectrum and limits the capacity of the network to provide enhanced services, such as alphanumeric messaging. The narrowband PCS network is expected to have the capability to identify the subscriber's approximate location and to broadcast messages from a limited number of transmitters in a zone rather than from all transmitters in the subscriber's coverage area, which will result in higher network capacity due to efficient use of spectrum.

     NARROWBAND PCS NETWORK BUILDOUT. During 1998, the Company deployed receivers and other network equipment to add narrowband PCS capabilities to the existing one-way paging network to facilitate provisioning of advanced messaging services. The Company chose Glenayre Technologies, Inc. ("Glenayre") and Motorola as the primary providers of the infrastructure equipment. The Company began commercial operation of local guaranteed messaging service in the Austin and San Antonio, Texas areas in June 1998. In the third quarter of 1998, the Company continued the roll-out of its narrowband PCS network introducing guaranteed messaging service in more than 250 cities throughout the country. On December 15, 1998, the Company announced nationwide guaranteed messaging over its narrowband PCS network. The Company's narrowband PCS network covered approximately 70% of the population of the United States as of December 31, 1998. The Company plans to continue to build out its network and expand its coverage area during 1999. The key elements of the narrowband PCS network are as follows:

     Design. The design of the Company's nationwide narrowband PCS network is based upon Motorola's ReFLEX25(R) technology. Existing transmitters and transmitter sites are used for the outbound portion of the network. The inbound or receive portion of the network required that new infrastructure equipment (i.e., receivers) be added to both existing sites and to new sites. The exact number of new receive sites required beyond those to be located on existing sites is a function of the amount of available space on existing sites and the local RF characteristics of the particular market being built out. By primarily utilizing the Company's existing transmission sites, the Company was able to build-out the narrowband PCS network with significantly less capital than other newly constructed networks.

     Equipment. The infrastructure of the Company's network consists of a home terminal, encoders, satellite access controllers ("SACs"), radio transmitters and receivers, switches, RF controllers and ancillary equipment, such as coaxial cable and antennas.

     The home terminal is a key component of a network that defines and controls the types of services that can be provided by the network. The advanced messaging services that can be provided on the narrowband PCS network are more varied and complex than services provided on the Company's one-way network. In addition, because the market for advanced messaging services is relatively immature and undeveloped, the Company cannot predict with certainty how the market will adopt and use the advanced messaging services that are potentially available for commercial development. The Company believes that the ability to react quickly to developing market demand for advanced messaging services will be a critical element in successfully implementing its advanced messaging services strategy. As a result, the Company developed its proprietary home terminal, called the Advanced Cross Media Information Server ("AXIS(TM)"), rather than purchase it from an outside vendor. As of December 31, 1998, the Company had invested approximately $9.8 million in the development of AXIS(TM) over a period of three years.

     The Company purchases infrastructure equipment (other than the AXIS(TM) home terminal, SACs and ancillary equipment) from industry leading equipment suppliers, Motorola and Glenayre. Glenayre was chosen as the primary provider of the narrowband PCS network infrastructure equipment. The Company believes that currently these are the only two qualified suppliers of such infrastructure equipment and subscriber units and, as a result, the Company is dependent on these two suppliers for much of its infrastructure equipment and subscriber unit needs. The Company understands that Motorola and Glenayre have cross-licensed the relevant protocols. The Company purchases infrastructure equipment from Glenayre and Motorola under existing volume purchase agreements. The Company's guaranteed messaging requires an AccessMate(TM) advanced messaging device. The AccessMate(TM) is manufactured by Wireless Access, a subsidiary of Glenayre. The Company purchases AccessMates(TM) under a supply agreement executed in early 1998. The Company expects to purchase advanced messaging subscriber units from Motorola under an existing volume purchase agreement. The Company has entered into a volume purchase agreement with AvData to purchase SACs, VSATs and related equipment for its narrowband PCS network. The Company would be adversely affected if it were unable to obtain additional infrastructure equipment and subscriber units on satisfactory terms by planned delivery dates.

     SATELLITE SERVICES. The Company leases satellite services pursuant to agreements with AvData Systems, Inc. ("AvData") and SpaceCom Systems, Inc. ("SpaceCom"). The agreements subject the Company to monthly service charges based on the amount and types of services used and expire on July 1, 2003 and July 31, 2003, respectively. The agreements may be terminated upon certain failures of the Company to pay monthly service fees. The agreements do not include any renewal provisions. Management believes that the services provided by AvData and SpaceCom are sufficient to meet the Company's foreseeable needs and that there are alternative satellite resources available to the Company on comparable terms and conditions. As a result, the Company does not believe the loss of its relationship with its current satellite suppliers would have a material adverse long-term effect on its business and operations.

INTERNATIONAL STRATEGY

     The Company is implementing a systematic plan to provide messaging services in selected countries on a seamless international network. The Company's international strategy is initially to pursue opportunities in North America, Central America, the Caribbean and South America. The Company pursues international opportunities through direct ownership in Canada, and through network affiliation agreements between the Company and the owners of foreign networks. Network affiliation agreements provide, with minimal incremental capital investment by the Company, interconnection between the Company's network and the foreign network and capabilities for the Company's subscribers to roam to the foreign country and the foreign owner's subscribers to roam to the U.S. In each country in which the Company offers paging and messaging services, such services are offered on a nationwide frequency common to at least one of the Company's nationwide frequencies in the United States in order to allow a single messaging device to be used in multiple countries. There can be no assurance, however, that in each country in which the Company seeks to expand coverage that a frequency will be available that is common to one of the Company's U.S. nationwide frequencies.

     One of the Company's international investments is in Canadian companies, PageMart Canada Limited and PageMart Canada Holding Corporation ("Canada Holding") (collectively "PageMart Canada"). PageMart Canada, obtained a nationwide license in Canada in 1995 for a frequency common to one of its frequencies in the United States. PageMart Canada began providing service in the largest metropolitan areas in Canada to United States and Canadian subscribers beginning in April 1996. On November 26, 1998 the Company received notification from the third party Canadian investors, which represent the controlling shareholder interest in PageMart Canada, of its intent to exchange its 1,000,000 shares of Class A Common Stock in Canada Holding for 714,286 shares of PageMart Wireless pursuant to rights contained in the Agreement Among Stockholders of PageMart Canada, dated July 28, 1995. The Agreement Among Stockholders permits the Company to find a replacement for the Canadian investors in order to comply with Canadian regulations governing ownership of Canadian paging licenses. The Company is currently examining alternative arrangements in Canada including the replacement of the Canadian investors or the ultimate transfer of PageMart Canada to another entity. The Company may consider selling its interest in PageMart Canada in exchange for a network affiliation arrangement similar to those utilized by the Company in other countries.

     In 1997, the Company entered into an exclusive ten-year network affiliation agreement with TelMex through its wholly owned subsidiary, Buscatel. TelMex has acquired, in Mexico, the same nationwide frequency the Company uses nationwide in the United States and Canada and has installed such frequencies in all 33 markets where Buscatel operates. Under the terms of the agreement, the Company and Buscatel integrate networks to enable efficient, user transparent messaging. The companies will jointly expand coverage, concentrating initially on major cities located along the 2,000-mile United States/Mexico border. The two companies also jointly market services and co-brand pagers where appropriate. With the addition of Mexico via the TelMex agreement, PageMart offers true NAFTA-wide coverage.

     The Company also provides paging coverage on the Company's nationwide frequency in Puerto Rico and the U.S. Virgin Islands through affiliation agreements. In September 1998, the Company enhanced its Caribbean coverage by adding the Cayman Islands through a network affiliation agreement with Island Electronics (Paging) Limited, the Cayman Islands' premier paging company.

     PageMart has also signed network affiliation agreements with leading paging companies in El Salvador, Guatemala, Honduras, Costa Rica, Panama, Venezuela, Peru and Haiti. As in the case of Mexico, the same nationwide 900MHz frequency used by the Company has been licensed by the Company's network affiliates in each country. The extension of the companies' services, including roaming, to these areas allows PageMart to offer its domestic customers paging service from Canada into South America. The Company expanded services into Guatemala, Costa Rica, Haiti, the Cayman Islands and the Dominican Republic in 1998. The Company expects to expand services into Colombia, Honduras, Trinidad and Tobago Peru and Venezuela in 1999. With the addition of Trinidad and Tobago to its international FLEX(TM) paging network, the Company expanded its network to include seventeen countries in North, Central and South America and the Caribbean.

     The common frequency allows the Company and its network affiliates in each country to provide customized coverage that extends beyond the borders of the serving country, using the same pager. For example, a subscriber in New York could choose New York and Toronto or Mexico City coverage.

COMPETITION

     The Company competes primarily on the basis of its equipment and wireless services prices, quality of service, and coverage capability. Its competitors include both companies which provide paging or other mobile communications services in local markets in which the Company operates and regional and nationwide paging service providers. These include regional telephone companies and both small and large paging service providers, such as Paging Network, Inc. ("PageNet"), Metrocall, Inc., MobileMedia Communications, Inc., AirTouch Communications, Inc., Arch Communications Group, Inc. and SkyTel Communications, Inc. ("SkyTel"). Certain of these companies have substantially greater financial, technical and other resources than the Company. In addition, a number of telecommunications carriers (including providers of broadband PCS) have constructed or are in the process of constructing nationwide wireless networks that will compete with the Company's services, including the provision of advanced messaging services. SkyTel introduced the first nationwide advanced messaging network and other carriers, such as PageNet have announced plans to provide services over their own nationwide narrowband PCS networks in 1999. Management believes that the Company's low cost structure and service offerings will enable it to continue to compete effectively.

     A number of competing technologies, including cellular telephone service, broadband and narrowband personal communication services, specialized mobile radio, low speed data networks and mobile satellite services, are used in, or projected to be used for, advanced messaging services. Cellular telephone technology and broadband personal communications services provide an alternative communications system for customers who are frequently away from fixed-wire communications systems (i.e., ordinary telephones). Compared to cellular telephone service and broadband service, paging services are generally less expensive, offer longer battery life, provide better in-building penetration, extend over wider coverage areas, and are more transportable. For those cellular customers for whom convenience and price are considerations, paging and narrowband PCS can compete successfully by complementing their cellular usage. Management believes that paging will remain one of the lowest-cost forms of wireless messaging due to the low cost infrastructure associated with paging systems, as well as advances in technology that are expected to reduce paging costs. Broadband personal communications services technologies currently being offered commercially in some cities and under development in other areas of the United States, are similar to cellular technology and offer paging services in a single handset. This technology will offer greater capacity for advanced messaging services and, accordingly, is expected to result in greater competition.

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

     The Company provides one-way messaging services directly to subscribers over its own transmission facilities. The Company (through subsidiaries) holds two exclusive nationwide one-way licenses, as well as exclusive licenses on various one-way frequencies in certain metropolitan areas, including New York, Los Angeles and Chicago. Additionally, the Company holds a 50kHz unpaired nationwide narrowband PCS license (the "Nationwide Narrowband License") and five 50/50kHz paired regional narrowband PCS licenses (the "Regional Narrowband Licenses"); the latter five licenses authorize the Company to operate regional narrowband systems on the same frequencies throughout the continental United States. The Nationwide Narrowband License was granted on September 29, 1994, and the Regional Narrowband Licenses were granted on January 27, 1995. The Nationwide Narrowband License and the Regional Narrowband Licenses will be utilized in connection with its narrowband PCS networks.

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

     The Company's CMRS Licenses (the "Licenses") authorize the Company to use the radio frequencies necessary to conduct its operations. The Licenses prescribe the technical parameters, such as power output and tower height, under which the Company is authorized to use those frequencies. The Licenses are for varying terms of up to 10 years, at the end of which time renewal applications must be submitted to the FCC for approval. Several of the Company's Licenses expire in 1999. In order to be granted the exclusive use of a frequency, the Company is required to construct and maintain a specified minimum number of transmission sites, depending upon the breadth of the exclusivity, each of which is licensed by the FCC (the "Operating Licenses"). The Nationwide Narrowband License will expire on September 29, 2004 unless renewed by the Company. The Regional Narrowband Licenses will expire on January 27, 2005 unless otherwise renewed. FCC renewals are routinely granted in most cases upon a demonstration of compliance with FCC regulations and adequate service to the public. Although the Company is unaware of the existence of any circumstances which would prevent the grant of any pending or future renewal applications, no assurance can be given that the Licenses will be renewed by the FCC in the future. Furthermore, although revocation and involuntary modification of licenses are extraordinary regulatory measures, the FCC has the authority to restrict the operation of licensed facilities or to revoke or modify licenses. No License of the Company has ever been revoked or modified involuntarily.

     The Company has complied with FCC requirements with respect to the buildout of its existing one-way messaging network. There are separate FCC buildout requirements with respect to the Company's narrowband PCS Licenses. As a nationwide narrowband PCS licensee, the Company must construct base stations that provide coverage to a composite area of 750,000 square kilometers or serve 37.5% of the United States population within five years of the initial license grant date and must construct base stations that provide coverage to a composite area of 1,500,000 square kilometers or serve 75% of the United States population within ten years of the initial license grant date. Additionally, as a regional narrowband PCS licensee, the Company must construct base stations that provide coverage to a composite area of 150,000 square kilometers or serve 37.5% of the population of the service area within five years of its initial license grant date and must construct base stations that provide coverage to a composite area of 300,000 square kilometers or serve 75% of its service area population within ten years of the initial license grant date. Failure to meet the construction requirements will result in forfeiture of the license and ineligibility to regain it.

     The Communications Act requires licensees such as the Company to obtain prior approval from the FCC for the assignment of any station license or the transfer of control of any entity holding such licenses (in February 1998, the FCC amended its rules to exempt pro forma transactions from this requirement). The

FCC has approved each transfer of control for which the Company has sought approval. The Communications Act also requires prior approval by the FCC of acquisitions of paging companies. The Company also regularly applies for FCC authority to use frequencies, modify the technical parameters of existing licenses, expand its service territory and provide new services. Although there can be no assurance that any requests for approval or applications filed by the Company will be approved or acted upon in a timely manner by the FCC, or that the FCC will grant the relief requested, the Company has no reason to believe any such requests, applications or relief will not be approved or granted.

     The Omnibus Budget Reconciliation Act of 1993 (the "Budget Act") imposed a structure of regulatory fees which the Company is required to pay with respect to its Licenses. The FCC increased these fees for fiscal year 1998. The Company believes that these regulatory fees will not have a material adverse effect on the Company's business.

     The FCC, on April 23, 1997, released a Report and Order establishing competitive bidding rules for the remaining narrowband PCS spectrum as well as a Further Notice of Proposed Rulemaking seeking commentary on a proposal to license narrowband PCS spectrum that had previously been held in reserve and on a proposal to modify the existing spectrum allocation plan to aggregate smaller geographic license areas and create additional nationwide narrowband PCS licenses. Adoption of either of these two proposals would increase the amount of nationwide narrowband PCS spectrum available to the public and might negatively impact the value of the nationwide narrowband PCS licenses held by the Company.

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

     Consistent with this ruling mandating compensation for carriers terminating LEC-originated traffic, the FCC has determined that LECs may not charge a CMRS provider or other carrier for terminating LEC-originated traffic. Some LECs have been reluctant to comply with the FCC orders and have threatened to terminate interconnection arrangements with the Company if it does not agree to pay for dedicated facilities used to terminate LEC-originated traffic. The Company has made certain payments to the LECs under protest and has maintained reserves for payments that the LECs were claiming were due. The FCC's staff recently made it clear that under the FCC's current rules, LECs may not charge CMRS providers for such facilities, although these rules are being reconsidered and may be modified in the near future. Some LECs continue to disagree with the FCC in regards to this issue, and are continuing their refusal to comply with these rules.

     As a result of the enactment of the 1996 Act, the Company will face additional financial obligations. In November 1996, in response to a directive in the 1996 Act, the FCC adopted new rules that govern compensation to be paid to pay phone providers. After these rules were vacated by the U.S. Court of Appeals for the D.C. Circuit, the FCC released an order mandating that long distance carriers compensate pay phone providers 28.4c for each 800 number, similar toll-free-to-the-caller number and access code (collectively, "800 Number") call during a two-year interim period. The long distance carriers are expected either to pass this cost through to the paging companies that provide 800 Number service to their subscribers or to block pay phone calls to 800 Numbers. This could increase the cost of providing certain 800 Number messaging services or limit the utility of 800 Number service. Petitions for review and stay of this order were filed with a federal appellate court. In May 1998, the DC Circuit ordered the FCC to explain, by January 8, 1999, its deviation of the 28.4c rate.

     Also, in response to changes made by the 1996 Act, the FCC has adopted new rules regarding payments by telecommunications firms into a revamped fund that will provide for the widespread availability of telecommunications services, including to low-income consumers ("Universal Service"). Prior to the implementation of the 1996 Act, Universal Service obligations largely were met by local telephone companies. Under the new rules, all telecommunications carriers, including paging companies, are required to contribute to the Universal Service Fund. Payments into the fund will likely increase the cost of doing business and could make the Company's service less competitive with the other services. The mechanism to be used by paging providers in allocating revenues between interstate and intrastate jurisdictions continues to be debated. Pending the issuance of a final mechanism, the FCC recently established a "safe harbor" percentage of 12% for paging carriers that the agency believes reasonably approximates the percentage of interstate revenues generated by such carriers.

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

     The Company has obtained a United States service mark registration for its PAGEMART word mark. The Company owns registrations for 14 of its other marks in the United States. These federal registrations may be renewed as long as the marks continue to be used in interstate commerce. At December 31, 1998, the Company had 48 service mark/trademark applications pending before the United States Patent and Trademark Office. The Company has also obtained, or is in various stages of applying for, registrations for the PAGEMART mark and several of its other marks in approximately 28 other countries or jurisdictions where the Company conducts or anticipates expanding its international business. The Company has also taken steps to reserve corporate names in certain foreign countries where the Company anticipates expanding its international business.

     At December 31, 1998, the Company had seven United States patent applications pending. The inventions claimed in those patent applications cover aspects of the Company's current and possible future messaging systems and related proprietary technologies. The Company is in the process of preparing other United States patent applications. The Company's present intention is not to rely primarily on intellectual property rights to protect or establish further its market position; however, the Company is committed to developing a portfolio of patents that it anticipates may be of value in negotiating intellectual property rights with others in the industry. The Company does not currently intend to broadly license its intellectual property rights.

RISK FACTORS

     In this section, "we," "our" and "us" refer to the Company and its subsidiaries.

     RISK OF LONG HISTORY OF OPERATING LOSSES. We have sustained consolidated operating losses in each year of operations through the year ending December 31, 1997. We recognized a $2.5 million operating profit for the year ending December 31, 1998. However, we sustained an aggregate $12.7 million operating loss for the three year period ended December 31, 1998. We expect to continue to incur operating losses for the next several years. Although the Company had positive EBITDA of $8.6 million for the year ended December 31, 1996, $27.3 million for the year ended December 31, 1997 and $45.9 million for the year ended December 31, 1998, prior to 1996 the Company had negative EBITDA in each year of its operations. EBITDA is earnings before interest, taxes, depreciation and amortization. EBITDA is not derived pursuant to generally accepted accounting principles ("GAAP") and therefore should not be construed as an alternative to operating income, as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The Company's operating losses and negative EBITDA resulted principally from expenditures associated with the establishment of the Company's one-way operations infrastructure and the growth of its subscriber base.

     Although we expect that our one-way operations will continue to generate EBITDA, the Company will incur substantial additional operating losses and negative EBITDA during the start-up phase for advanced messaging services. EBITDA generated from the Company's one-way operations will be used primarily to fund the Company's advanced messaging operations for the next several years. We cannot assure you that the Company's consolidated operations will become profitable or continue to generate EBITDA or that its one-way operations will continue to generate positive EBITDA. If the Company cannot achieve operating profitability or continue to generate EBITDA, we may not be able to make required debt service payments and our common stock may have little or no value.

     RISKS OF HIGH LEVERAGE; DEFICIENCY OF EARNINGS TO COVER FIXED CHARGES; RESTRICTIVE COVENANTS. The Company is highly leveraged, primarily as a result of debt financing incurred to fund the construction of the Company's nationwide operations infrastructure, the growth of its subscriber base and the acquisition of the narrowband PCS licenses it acquired in FCC auctions. At December 31, 1998, the Company's long-term debt was $462.1 million and its stockholders' deficit was $90.0 million. In addition, the accretion of original issue discount on the Company's outstanding indebtedness will cause a substantial increase in indebtedness. The Company's deficiency of earnings before fixed charges to cover fixed charges for each of the three years ended December 31, 1996, 1997, and 1998, was $48.6 million, $43.9 million and $70.5 million, respectively.

     The indentures pursuant to which the Company's 11 1/4% Senior Subordinated Discount Notes due 2008 and 15% Senior Discount Notes due 2005 were issued and the Company's credit facility contain restrictive covenants. The restrictions affect, and in many respects significantly limit or prohibit the ability of the Company to incur additional indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with affiliates, issue capital stock of certain subsidiaries, create liens, sell assets and engage in mergers and consolidations. The limitations in the indentures are subject to a number of important qualifications and exceptions. In particular, while the indentures will generally restrict the Company's ability to incur indebtedness by requiring compliance with specified leverage ratios, they will permit the Company to incur an unlimited amount of additional indebtedness to finance the acquisition of equipment, inventory and network assets. However, one indenture prohibits the Company from securing more than $175 million of indebtedness (other than intercompany indebtedness).

     RISKS OF IMPLEMENTATION AND FINANCING OF NARROWBAND PCS NETWORK. We cannot assure you that advanced messaging services will be commercially viable or that the advanced messaging service levels beyond guaranteed messaging will be possible. The success of advanced messaging services could be affected by matters beyond the Company's control. These matters include market acceptance, the future cost of subscriber units, technological changes in wireless messaging services, marketing and pricing strategies of competitors, regulatory developments and general economic conditions.

     As the Company continues development and implementation of advanced messaging services, we expect to incur significant additional operating losses during the start-up phase for such services, and it will be necessary for the Company to make substantial additional investments. We anticipate that advanced messaging operations will require approximately $40 million of additional capital expenditures to complete the addition of narrowband PCS capabilities, expand its network geographically and make other enhancements. In addition, we expect the advanced messaging operations to require approximately $30 million to fund operations and marketing in 1999 as the advanced messaging customer base grows. The Company's ability to incur indebtedness is limited by the covenants contained in its debt indentures, the Company's vendor financing arrangement and the Company's credit facility. As a result, any additional financing may need to be in the form of new equity capital. We cannot assure you that sufficient financing will be available, and if available, on attractive terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     OUR GROWTH STRATEGY MAY NOT BE ACHIEVED. The successful implementation of our strategy to increase cash flow through the expansion of our subscriber base and the marketing of advanced messaging services is necessary for the Company to meet its capital expenditures, working capital and debt service requirements. The Company expects to continue to incur operating losses for the next several years. Our strategy assumes that the wireless messaging industry will continue to grow rapidly, and that the Company will continue to grow substantially faster than the industry. We do not expect to continue to grow at our historical rate. We cannot assure you that the Company will be able to achieve the growth contemplated by its business strategy. The Company may not be able to make required payments on its outstanding indebtedness and may have to refinance its outstanding indebtedness in order to repay such obligations. No assurance can be given that the Company will be able to refinance its outstanding indebtedness.

     WE OPERATE IN A HIGHLY COMPETITIVE MARKET. We face significant competition in all of our markets. Many of our competitors, which include regional and national paging companies, providers of broadband PCS and certain regional telephone companies, possess significantly greater financial, technical and other resources than the Company. If any of such companies were to devote additional resources to the paging or other wireless messaging businesses or focus its strategy on the Company's marketing and product niches, the Company's results of operations could be adversely affected. For competitive and marketing reasons, the Company generally sells each new subscriber unit for less than its acquisition cost. In addition, a number of telecommunications companies (including PCS providers) have constructed or are in the process of constructing nationwide networks that offer services similar to the Company's services, including the provision of advanced messaging services and two-way messaging. See "Competition."

     Industry reports indicate, and we believe, that the retail distribution of subscriber units has become increasingly common in the paging industry. If the Company is unable to maintain its current sales relationships with retail distributors or obtain new sales relationships with other retail distributors, we may not be able to achieve our projected growth.

     RISK OF ADVERSE EFFECT OF SUBSCRIBER DISCONNECTIONS. Our results of operations are significantly affected by subscriber disconnections. In order to realize net growth in units in service, disconnected users must be replaced, and additional users must be added. However, the sales and marketing costs associated with attracting new subscribers are substantial relative to the costs of providing service to existing customers. Expenses associated with each new unit placement exceed the sales price and service initiation fee. The Company's average monthly disconnection rates increased during 1998. For the twelve months ended December 31, 1996, 1997 and 1998, disconnection rates were 2.4%, 2.5% and 3.2%, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Fiscal Years 1996, 1997 and 1998 -- Units in Service." Average monthly disconnection rates are calculated by dividing the sum of (i) direct subscriber disconnections, (ii) negative subscriber additions from the local, regional and reseller channel, taken as a whole and (iii) the cumulative negative subscriber additions from each of the Carrier Services SBU's strategic alliance partners, by the total number of units in service at the beginning of the period. Disconnect rates are stated as the monthly average of each period presented. Further increases in our rate of disconnections may adversely affect our results of operations.

     WE DEPEND ON KEY PERSONNEL. Our success is dependent, to a significant extent, upon the continued services of our key executive officers. We do not have employment agreements with any of our current executive officers. All current executive officers have entered into non-competition agreements with the Company. The loss or unavailability of one or more of our executive officers or the inability to attract or retain key employees in the future could have an adverse effect upon our operations.

     RISK OF INABILITY TO MANAGE GROWTH. Our future performance will depend upon our ability to manage our growth effectively. We need to improve and expand our operating, financial, accounting, information and customer service systems, and to expand, train and manage our employee base. Our inability to expand in accordance with our plans or to manage our growth could have a material adverse effect on our business, financial condition and results of operations.

     RISKS OF RAPID TECHNOLOGICAL CHANGES. The telecommunications industry is characterized by rapid technological change. Future technology advances in the industry may result in the availability of new services or products that could compete directly with our paging and other wireless messaging services. Changes in technology could also lower the cost of competitive products and service to a level where our products and services become less competitive or we are required to reduce the prices of our services.

     WE DEPEND ON KEY SUPPLIERS. We do not manufacture any of the subscriber units or infrastructure equipment used in our operations. We buy subscriber units primarily from Motorola as well as other manufacturers and are dependent on such manufacturers to obtain sufficient inventory for new subscriber and replacement needs. We purchase terminals, transmitters, receivers and other infrastructure equipment primarily from Motorola and Glenayre, and are dependent on such manufacturers for sufficient infrastructure equipment to meet our expansion and replacement requirements. We cannot assure you that the Company will obtain subscriber units and infrastructure equipment in the future as needed. See "Business -- Transmission Network -- Narrowband PCS Network
Buildout -- Equipment".

     RISK OF CHANGE IN REGULATORY ENVIRONMENT. The Company and the wireless communications industry are subject to regulation by the FCC and various state regulatory agencies. From time to time, legislation and regulations which could potentially adversely affect the Company are proposed by federal and state legislators. We cannot assure you that federal or state legislation or regulations will not be adopted that would adversely affect our business.

EMPLOYEES

     At December 31, 1998, the Company had 2,446 full-time employees. No employees of the Company are covered by a collective bargaining agreement, and management believes the Company's relationship with its employees is good.

EXECUTIVE OFFICERS AND DIRECTORS OF REGISTRANT

     The Company's Board of Directors currently consists of eight members, which number may be increased or decreased from time to time so long as there are no fewer than three nor more than twelve members. The directors, executive officers and other key officers of the Company, their positions with the Company, and their ages as of January 31, 1998 are as follows:

NAME                                    AGE                  POSITION
----                                    ---                  --------
John D. Beletic.......................  47    Chairman and Chief Executive Officer
N. Ross Buckenham.....................  41    President
Douglas H. Kramp......................  37    Executive V.P., Strategic Business
                                              Units
Frederick G. Anderson.................  47    V.P., General Counsel and Secretary
G. Clay Myers.........................  39    V.P., Finance, Chief Financial Officer
                                              and Treasurer
Allan D. Angus........................  48    V.P., Technical Strategy
Todd A. Bergwall......................  35    V.P., Law and Regulation
Bo Bernard............................  53    V.P., Market Sales
Jack D. Hanson........................  55    V.P., Network Services
Frances W. Hopkins....................  58    V.P., Customer Advocacy
Thomas C. Keys........................  40    V.P., Corporate Development
Bradley W. Kinzbach...................  43    V.P., Inventory and Distribution
Sandra D. Neal........................  50    V.P., Strategic Projects
Richard S. Nelson.....................  50    V.P., International; President of
                                              PageMart International, Inc.
Donna Regenbaum.......................  32    V.P., Marketing
W. Wayne Stargardt....................  46    V.P., Carrier Services Division
David Swift...........................  52    V.P., National Retail
Paul L. Turner........................  40    V.P., National Service Center
E. Russell Villemez...................  39    V.P., Information Systems and Chief
                                                Information Officer
Andrew R. Weisheit....................  39    V.P., National Accounts
Leigh J. Abramson(1)(2)...............  30    Director
Guy L. de Chazal(1)...................  51    Director
Steven B. Dodge.......................  53    Director
Michael C. Hoffman....................  37    Director
Arthur Patterson(1)...................  55    Director
Alejandro Perez Elizondo(2)...........  49    Director
Pamela D.A. Reeve(1)(2)...............  49    Director

---------------

(1) Member of Compensation Committee

(2) Member of Audit Committee

     John D. Beletic, Chairman and Chief Executive Officer. Mr. Beletic joined the Company as President and a director in March 1992. Mr. Beletic also became Chief Executive Officer of the Company in February 1994 and Chairman of the Company's Board in August 1994. In November 1997, Mr. Beletic continued as the Chairman and Chief Executive Officer with Mr. Buckenham assuming the position of President. Prior to joining the Company, Mr. Beletic spent a year in venture capital, and he served for five years as President and Chief Executive Officer of The Tigon Corporation ("Tigon"), a leading voice mail service provider. Tigon was acquired by Ameritech Development Corporation, a wholly-owned subsidiary of American Information Technologies Corporation in 1988. Before joining Tigon, Mr. Beletic was Senior Vice President of Operations and Chief Financial Officer for five years with VMX, Inc., a manufacturer of voice mail systems. Mr. Beletic earned his bachelor's degree in finance from Cincinnati's Xavier University and his MBA from the Harvard Business School. Mr. Beletic currently serves as a director of Pulse Point Communications and Triton PCS Holdings, Inc. Within the paging industry, Mr. Beletic currently serves as a director of the Personal

Communications Industry Association, the industry trade association, and President of the Paging Leadership Association.

     N. Ross Buckenham, President. Mr. Buckenham joined the Company in January 1996 as Vice President, PCS Strategy, was promoted to Executive Vice President and General Manager, PCS in September 1996, was promoted to Executive Vice President, General Manager, PCS in May 1997 and was promoted to President in November 1997. Prior to joining the Company, Mr. Buckenham was President of Touchtone Solutions, Inc., a telecommunications and interactive voice response software and services company from 1992 to 1996. From 1984 to 1991, Mr. Buckenham was with Aquanautics Corporation, initially as Vice President of Development then as its President. From 1981 to 1984, Mr. Buckenham was with Bain & Co. as a senior consultant to companies in the voice processing, technology, finance and health care industries. Mr. Buckenham holds an MBA degree from Harvard Business School and a BS degree in Chemical Engineering from Canterbury University, New Zealand.

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

     Frederick G. Anderson, Vice President, General Counsel and Secretary. Mr. Anderson joined the Company in August 1997 as Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. Anderson was Senior Vice President, General Counsel and Secretary of American Eagle Group, Inc., a public specialty property and casualty insurance holding company, from March 1992 through July 1997. American Eagle's principal subsidiary, American Eagle Insurance Company, was placed in receivership by the Texas Department of Insurance in December 1997. Prior to joining American Eagle Group, Inc., Mr. Anderson was engaged in the private practice of law as a partner in the corporate and securities section of Akin, Gump, Strauss, Hauer & Feld, L.L.P., an international law firm.

     G. Clay Myers, Vice President, Finance, Chief Financial Officer and Treasurer. Mr. Myers joined the Company in April 1993 as Vice President of Finance and Chief Financial Officer. Prior to joining the Company, Mr. Myers was Senior Operations Manager for Dell Computer Corporation from 1991 to 1993. Prior to joining Dell Computer Corporation, Mr. Myers was with Ernst & Young, LLP from 1982 to 1991. Mr. Myers currently serves as Treasurer of the Paging Leadership Association and Treasurer of the Personal Communication Wireless Alliance. Mr. Myers is a certified public accountant.

     Allan D. Angus, Vice President, Technical Strategy. Mr. Angus joined the Company in March 1996 as Director of Technology, and was promoted to Director of PCS Technology in September, 1996. He was promoted to Vice President, Technology in December 1997. Prior to joining the Company, Mr. Angus was Manager of Regulatory and Standards for JRC International, Inc. and its predecessor, NovAtel Communications, Ltd., for more than five years, where he served as a representative to American and Canadian technology standards organizations and was instrumental in developing many cellular standards.

     Todd A. Bergwall, Vice President, Law and Regulation. Mr. Bergwall joined the Company as Corporate Counsel in June 1994. Mr. Bergwall was also Secretary of the Company from April 1995 through August 1997. Mr. Bergwall was promoted to Vice President, Law and Assistant General Counsel in August 1997. Mr. Bergwall became Vice President of Law and Regulation in August 1998. From August 1989 until joining the Company, Mr. Bergwall was engaged in private practice with the Dallas, Texas law firm Winstead Sechrest & Minick, P.C. specializing in corporate and securities law.

     Bo Bernard, Vice President, Market Sales. Mr. Bernard joined the Company in February 1997 as Vice President, Sales. In July 1997, he was promoted to Vice President, Core Markets Sales, and in August 1998, he became Vice President of Market Sales. Prior to joining the Company Mr. Bernard was Executive Vice President and co-founder of ProNet, Inc., a publicly traded paging company, from August 1982 to December 1996.

     Jack D. Hanson, Vice President, Network Services. Mr. Hanson joined the Company in October 1993 as Vice President of Network Operations. Prior to joining the Company, Mr. Hanson was Director of Engineering for Spectradyne, Inc. from June 1992 to October 1993. Previously, he held senior engineering positions with VMX, Inc. from December 1984 to June 1992, most recently as Vice President of National Account Support.

     Frances W. Hopkins, Co-founder and Vice President, Customer Advocacy. Ms. Hopkins co-founded the Company in 1989 and was Executive Vice President, Chief Operations Officer until she left the Company in September 1990 to pursue other business interests. Upon returning in July 1991, she was named Vice President, Division General Manager. In 1995, Ms. Hopkins became Vice President, Customer Advocacy. Before co-founding the Company, Ms. Hopkins was President of Multicom, Inc., a subsidiary of PacTel Personal Communications for six years; President of Gencell, the cellular subsidiary of Communications Industries; and founder of TelPage, a regional paging company.

     Thomas C. Keys, Vice President, Corporate Development. Mr. Keys joined the Company in January 1993 as Area Manager for the Company's largest West Coast market. He became Sales Director and General Manager in April 1994. Mr. Keys was promoted to Vice President of Arbitrage in September 1994, and to Vice President of Market Development in August 1998. He was named Vice President of Corporate Development in January 1999. Before joining the Company, Mr. Keys held the position of Vice President of Sales at S.I.P., Inc., an industrial equipment manufacturer, from December 1991 to December 1992. Previously, Mr. Keys held several key management positions at Metromedia Corporation from August 1990 to December 1991.

     Bradley W. Kinzbach, Vice President, Inventory and Distribution. Mr. Kinzbach joined the Company in February 1994 as Manager, Inventory and Distribution, was promoted to Vice President, Inventory and Distribution in December 1997 and was named Vice President of Distribution in August 1998. Prior to joining the Company, Mr. Kinzbach was Director of Distribution and held various other management positions for Blockbuster Entertainment Corporation from February 1986 to February 1994 and was President of BKCM Corporation, a distributor of bottled water, from March 1992 until December 1993.

     Sandra D. Neal, Vice President, Strategic Projects. Ms. Neal joined the Company as Vice President in July 1992. She was promoted to Executive Vice President, Administration in January 1996 and became Executive Vice President, Strategic Projects in January 1998. Prior to joining the Company, Ms. Neal was Vice President of Customer Service for Tigon, a voice messaging service provider, from 1989 to 1992. Previously, Ms. Neal held the positions of Vice President of Finance and Controller at Tigon from 1986 to 1989. Before joining Tigon, Ms. Neal was a practicing certified public accountant from 1979 to 1986.

     Richard S. Nelson, Vice President, International; President of PageMart International, Inc. Mr. Nelson joined the Company as Vice President, Marketing in June 1992. Mr. Nelson was named Vice President of International in March 1996. Before joining the Company, Mr. Nelson was Vice President of Marketing for American Eagle, at American Airlines, where he held various staff positions from 1972 to May 1992.

     Donna Regenbaum, Vice President, Marketing. Ms. Regenbaum joined the Company in July 1994 as Director of Market Development, and in July 1997 she became Director of Products and Services. She was promoted to Vice President of Marketing in May 1998. Prior to joining the Company, Ms. Regenbaum was enrolled in the graduate business program of Harvard Business School. She received her MBA degree in 1994.

     W. Wayne Stargardt, Vice President, Carrier Services Division. Mr. Stargardt joined the Company in May 1996 as Vice President, Marketing. Mr. Stargardt has been Vice President of Carrier Services since May 1998. Prior to joining the Company, Mr. Stargardt served as Vice President of Marketing for Pinpoint Communications Inc., a venture-funded start-up company developing a wireless radiolocation-based mobile data network, from 1991 to May 1996.

     David Swift, Vice President, National Retail. Mr. Swift joined the Company in May 1997 as Director of National Retail Marketing. He was promoted to Vice President of National Retail in May 1998. Prior to joining the Company, Mr. Swift was President of Sampling Plus, Inc., a promotional marketing company, from June 1994 until May 1997. He was Senior Vice President, Marketing of Greyhound Lines, Inc., a national bus line, from April 1993 through May 1994. Prior thereto Mr. Swift held several marketing positions with Frito-Lay, most recently as Marketing Director.

     Paul L. Turner, Vice President, National Service Center. Mr. Turner joined the Company as Vice President, Customer Service March 1994. He was named Vice President of National Service Center in August 1998. Before joining the Company, Mr. Turner was with MCI from 1984 to 1994 in positions of increasing responsibility. From 1990 to 1994 he held various management positions, the most recent being Senior Manager, MCI Consumer Markets.

     E. Russell Villemez, Vice President, Information Systems and Chief Information Officer. Mr. Villemez joined the Company in September 1998 as Vice President of Information Systems and Chief Information Officer. From April 1996 to September 1998, Mr. Villemez was an independent consultant in the area of information technology strategy for telecommunications companies such as AT&T and Bell Atlantic. Prior to that, Mr. Villemez directed information technology consulting in the telecommunications industry for A.T. Kearney from August 1993 to April 1996. Mr. Villemez has also been Director of Distributed Systems Architecture for Sprint, and was employed at Andersen Consulting prior to that.

     Andrew R. Weisheit, Vice President, National Accounts. He joined the Company in January 1995 as Director, Strategic Alliances and was promoted to Vice President, Carrier Services Division in November 1997. Mr. Weisheit was named Vice President of National Accounts in April 1998. Prior to joining the Company, Mr. Weisheit was Branch Manager with Paging Network, Inc. for two years. Previously, Mr. Weisheit was with Owens-Corning Fiberglas for nine years where held various management positions of increasing responsibility.

     Leigh J. Abramson, Director. Mr. Abramson has been a Director of the Company since August 1994. He is currently a Vice President of Morgan Stanley & Co. Incorporated ("Morgan Stanley") and of Morgan Stanley Dean Witter Capital Partners. Mr. Abramson has been with Morgan Stanley since 1990, first in the Corporate Finance Division and, since 1992, in the Private Equity Division. Mr. Abramson is also a Director of Silgan Holdings. Mr. Abramson was designated by Morgan Stanley Capital Partners III, L.P. ("MSCP III") pursuant to the Amended and Restated Stockholders Agreement among the Company and certain stockholders of the Company dated as of May 10, 1996, as amended (the "Stockholders Agreement").

     Guy L. de Chazal, Director. Mr. de Chazal has been a Director of the Company since June 1989. Mr. de Chazal is a Managing Director of Morgan Stanley and is President and a general partner of Morgan Stanley Dean Witter Venture Partners. Mr. de Chazal joined Morgan Stanley in 1984. Mr. de Chazal is also a director of several private companies. Mr. de Chazal was designated by Morgan Stanley Venture Capital Fund, L.P. ("MSVCF") pursuant to the Stockholders Agreement.

     Steven B. Dodge, Director. Mr. Dodge has been a Director of the Company since November 1998. Mr. Dodge is Chairman and Chief Executive Officer of American Tower Corporation ("ATC"), a leading independent owner and operator of wireless communications towers in the United States. Prior to joining ATC, Mr. Dodge founded and was the Chairman of the Board, President and CEO of American Radio Systems Corporation ("ARS"), an independent owner and operator of radio stations, a position he occupied from ARS' founding in November, 1993 until its merger with CBS Corporation. In addition, Mr. Dodge founded Atlantic Radio, L.P. in 1988, which was one of the predecessor entities of ARS. Prior to forming Atlantic Radio, L.P., Mr. Dodge founded and served as Chairman and CEO of American Cablesystems Corporation, a cable television company. Currently, Mr. Dodge is also a Director of Sensitech, Inc. and Jobson Publishing, L.L.C.

     Michael C. Hoffman, Director. Mr. Hoffman has been a Director of the Company since March 1999. Mr. Hoffman is a Managing Director of Morgan Stanley and of Morgan Stanley Dean Witter Capital Partners. Mr. Hoffman joined Morgan Stanley in 1986. Mr. Hoffman was designated by The Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II") pursuant to the Stockholders Agreement.

     Arthur Patterson, Director. Mr. Patterson has been a Director of the Company since June 1989 and a Managing Partner of Accel Partners, a venture capital company since 1984. Mr. Patterson is also a director of

VIASOFT, Unify, Portal Software and the AIM Funds as well as several private software and telecommunications companies. Mr. Patterson was designated by Accel Partners pursuant to the Stockholders Agreement.

     Alejandro Perez Elizondo, Director. Mr. Perez has been a Director of the Company since August 1994. Since 1987, Mr. Perez has been associated with Pulsar, a diversified Mexican company with interests in the insurance, agriculture, telecommunications, finance and other industries, and is currently Vice President of Diversification of Pulsar Internacional, S.A. de C.V. Mr. Perez is also a director of Ionica L3 Ltd. (a public telephone services company located in the U.K.), Novaweb Technologies, Inc. (a California modem manufacturing company), Encanto Networks Inc. (a California internet company), Fomento Empresarial Regiomontano, S.A. de C.V. (a Mexico-based holding company with investments in telecommunications companies), and Merkafon (a Mexico-based communications engineering company). Mr. Perez was designated by Pulsar pursuant to the Stockholders Agreement.

     Pamela D. A. Reeve, Director. Ms. Reeve has been a Director of the Company since April 1996. Ms. Reeve is President, Chief Executive Officer and Director of Lightbridge, Inc. ("Lightbridge") and has been with Lightbridge since 1989. Lightbridge develops and manages software used by wireless telecommunications companies across the United States to support sales and marketing applications. Prior to joining Lightbridge, Ms. Reeve spent eleven years at The Boston Consulting Group, with senior operating responsibility for the firm's Boston office. Prior to joining The Boston Consulting Group, Ms. Reeve worked with the National Endowment for the Humanities managing educational projects and with real estate development and manufacturing firms, primarily in operations and marketing. Ms. Reeve is also a director of Natural Microsystems, Inc.

CORPORATE STRUCTURE

     PageMart Wireless was incorporated in Delaware on November 29, 1994 as a wholly-owned subsidiary of PageMart, Inc. Effective January 19, 1995, PageMart, Inc. merged with a wholly-owned subsidiary of PageMart Wireless, pursuant to which PageMart was the surviving corporation (the "Reorganization"). As part of the Reorganization, each share of outstanding common stock of PageMart was converted into one share of common stock of PageMart Wireless. Upon consummation of the Reorganization, the stockholders of PageMart, Inc. had the same ownership interest in PageMart Wireless as they had in PageMart, Inc., and PageMart Wireless owned all of the capital stock of PageMart, Inc. On December 28, 1995, the name of PageMart Wireless was changed from PageMart Nationwide, Inc. to PageMart Wireless, Inc. On January 28, 1998, PageMart, Inc. was merged into PageMart Wireless, which was the surviving corporation in the merger.

ITEM 2. PROPERTIES

     The principal tangible assets of the Company are its messaging network equipment, which includes switching terminals, transmitters, receivers and a host of related equipment such as satellite and digital link controllers, satellite dishes, antennas, cable, etc. The Company continues to add equipment to its messaging network as it expands to new service areas and completes the buildout of its narrowband PCS network. To date, it has not experienced any material difficulty or delay in obtaining network equipment as needed.

     The Company acquired the narrowband PCS Licenses in auctions held by the FCC. The narrowband PCS Licenses permit the nationwide operation of the narrowband PCS network with 100kHz of outbound capacity and 50kHz of return capacity.

     The Company generally leases the locations used for its transmission and receiving facilities under operating leases. These leases, which are generally for five years or less, provide for aggregate annual rental charges of approximately $18.3 million as of December 31, 1998. The Company does not anticipate material difficulty in renewing these leases or finding equally suitable alternate facilities on acceptable terms.

     The Company leases approximately 162,000 square feet of office space for its corporate headquarters in Dallas, Texas. The lease will have an annual cost of approximately $2.4 million in 1999, and is subject to annual escalations during the term of the lease. The lease expires on January 31, 2008, and the Company has the option to renew it for an additional five year term. The Company leases varying amounts of space for local offices, call centers and other facilities at various locations. Aggregate annual rental charges under these leases were approximately $6.0 million as of December 31, 1998.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these lawsuits will not have a material adverse effect on the results of operations or financial condition of the Company.

     On October 27, 1997, an action against PageMart, Inc. and Paging Network, Inc. was filed in Superior Court of the State of California, County of San Francisco, by two customers of EconoPage, Inc. ("EconoPage"), a reseller of the Company's services that had resold PageMart, Inc's paging services to approximately 38,000 customers. PageMart, Inc. terminated the reseller agreement due to monetary default by EconoPage. In the complaint, plaintiffs have requested class action status on behalf of EconoPage customers and allege that EconoPage was an agent of PageMart, Inc., that PageMart, Inc. was aware that EconoPage's pricing would not permit it to sustain its business and PageMart, Inc. permitted EconoPage to continue to enter into service contracts with customers while EconoPage was having serious financial difficulties. The complaint alleges violation of statute, fraud and negligent misrepresentation by PageMart, Inc., and requested injunctive relief as well as compensatory, punitive, special and incidental damages in an unspecified amount. PageMart, Inc. denies all claims. Discovery has proceeded and plaintiffs filed a motion for class certification. After briefing and oral arguments, the court denied plaintiff's motion. Plaintiffs appealed the denial of class certification and then withdrew the appeal. PageMart, Inc. filed a motion to transfer the case to municipal court. The motion is currently pending. The Company will continue to defend this action vigorously. The Company does not expect the ultimate outcome of this suit to have a material adverse effect on its results of operations or financial condition.

     On March 20, 1998, an action against the Company and Paging Network, Inc. was filed in Superior Court of the State of California, County of Los Angeles, by three customers of EconoPage of Southern California, Inc. ("EPSC"), a reseller of the Company's services that had resold the Company's paging services to approximately 12,000 customers. The Company terminated the reseller agreement when EPSC ceased operations on March 4, 1998. In the complaint, plaintiffs requested class action status on behalf of EPSC customers and allege that EPSC was an agent of the Company, that the Company was aware that EPSC's pricing would not permit it to sustain its business and the Company permitted EPSC to continue to enter into service contracts with customers while EPSC was having serious financial difficulties. The complaint alleged violation of statute, fraud and negligent misrepresentation by the Company, and requested injunctive relief as well as compensatory, punitive, special and incidental damages in an unspecified amount. Paging Network, Inc. demurred to plaintiff's complaint on the grounds that it did not state facts sufficient to constitute a cause of action. The court sustained the demurrer without leave to amend the fraud and negligent misrepresentation causes of action, and it sustained with leave to amend the statutory violation cause of action if plaintiffs could allege that defendants knew EPSC was going to fail but continued to allow their names to be used to solicit customers. Plaintiffs filed a second amended complaint that states only a statutory violation cause of action against defendants. The Company has demurred to the second amended complaint on grounds similar to the demurrer to the original complaint. Plaintiffs requested leave of the court to file a third amended complaint adding a request to proceed with a representative action under Section 17200 of the California Business and Professions Code. The court granted the request for leave to amend and transferred the case to a court that specialized in those types of cases. PageMart filed a demurrer and a motion to transfer the case to municipal court, the jurisdictional amount of which is $5,000, and the court granted the demurrer and the motion to transfer. Plaintiffs filed a motion in the original court in an attempt to revive the class action allegations, but the court denied the motion. The Company denies all claims and will defend this action vigorously. The Company does not expect the ultimate outcome of this suit to have a material adverse effect on its results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS

     The Company's Class A Common Stock, $0.0001 par value, is listed on the Nasdaq National Market System under the symbol PMWI. There currently is no public market for the Company's Class B, Class C or Class D Common Stock. Class A Common Stock is convertible by certain holders thereof into either Class B or C Common Stock. Classes B, C and D Common Stock are convertible into Class A Common Stock. The following table indicates the high and low sales prices for shares of the Company's Class A Common Stock for the last two years:

1997:
  First Quarter.............................................    $ 7 5/8        $4 3/8
  Second Quarter............................................    $ 9 1/2        $4 7/8
  Third Quarter.............................................    $11 3/8        $7
  Fourth Quarter............................................    $13 1/4        $7 1/2
1998:
  First Quarter.............................................    $10 7/16       $7
  Second Quarter............................................    $10 7/8        $8 7/16
  Third Quarter.............................................    $10 1/16       $6 1/4
  Fourth Quarter............................................    $ 8 3/4        $5

     As of January 31, 1999, the Company's Class A, Class B, Class C and Class D Common Stock was held by approximately 212, 8, 2 and 2 holders of record, respectively. Management believes there were approximately 3,000 beneficial holders at January 31, 1999.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth summary historical financial information and operating data for each of the five fiscal years ended December 31, 1998. The financial information and operating data were derived from, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Report.

                                                                  FISCAL YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------------------------
                                                 1994          1995           1996           1997           1998
                                              ----------   ------------   ------------   ------------   ------------
                                               (IN THOUSANDS, EXCEPT UNIT, PER SHARE, ARPU AND PER SUBSCRIBER DATA)
STATEMENT OF OPERATIONS DATA:
Recurring revenues..........................   $ 56,648     $  101,503     $  153,041     $  206,907     $  254,814
Equipment sales and activation fees.........     53,185         57,688         68,551         70,871         56,838
                                               --------     ----------     ----------     ----------     ----------
Total revenues..............................    109,833        159,191        221,592        277,778        311,652
Cost of equipment sold......................     57,835         63,982         78,896         86,175         69,150
                                               --------     ----------     ----------     ----------     ----------
                                                 51,998         95,209        142,696        191,603        242,502
Operating expenses..........................     85,322        118,557        155,265        194,194        240,052
                                               --------     ----------     ----------     ----------     ----------
Operating income (loss).....................    (33,324)       (23,348)       (12,569)        (2,591)         2,450
Interest expense............................    (12,933)       (30,720)       (35,041)       (38,499)       (43,798)
Interest income.............................        858          1,997          1,140            501          3,187
Other.......................................       (414)        (1,042)        (2,128)        (3,298)        (3,549)
                                               --------     ----------     ----------     ----------     ----------
Loss before extraordinary item..............   $(45,813)    $  (53,113)    $  (48,598)    $  (43,887)    $  (41,710)
                                               ========     ==========     ==========     ==========     ==========
Loss before extraordinary item per common
  share.....................................   $  (1.72)    $    (1.53)    $    (1.30)    $    (1.10)    $    (1.03)
Weighted average number of common shares and
  share equivalents outstanding.............     26,574         34,653         37,462         39,922         40,246
BALANCE SHEET DATA (AT PERIOD END):
Current assets..............................   $ 44,397     $   62,535     $   70,572     $   84,133     $   74,537
Total assets................................    142,059        263,829        313,620        361,876        494,055
Current liabilities.........................     37,966         56,508         62,503        104,973        120,750
Long-term debt, less current maturities.....     92,632        219,364        240,687        289,344        462,079
Stockholders' equity (deficit)..............     11,461        (12,043)        10,430        (32,441)       (90,022)
OTHER DATA:
Units in service (at period end)............    772,730      1,240,024      1,859,407      2,530,737      2,651,004
Net subscriber additions....................    445,427        467,294        619,383        671,330        120,267
ARPU(1).....................................   $   8.64     $     8.62     $     8.04     $     7.80     $     8.06
EBITDA(2)...................................    (25,219)       (10,076)         8,623         27,261         45,870
Capital expenditures........................     16,719         33,503         63,804         67,506        168,546
Dividends Paid/Declared.....................         --             --             --             --             --
Depreciation and amortization...............      8,105         13,272         21,192         29,852         43,420
Deficiency of earnings to fixed
  charges(3)(4).............................    (45,813)       (53,113)       (48,598)       (43,887)       (70,511)

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

(2) EBITDA represents earnings (loss) before interest, taxes, depreciation, amortization, other expenses and extraordinary items. EBITDA is a financial measure commonly used in the paging industry. EBITDA is not derived pursuant to generally accepted accounting principles ("GAAP") and therefore should not be construed as an alternative to operating income, as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the financial operations and liquidity of the Company as determined in accordance with GAAP.

(3) For purposes of calculating the deficiency of earnings to fixed charges, (i) earnings is defined as net loss plus fixed charges and (ii) fixed charges as interest expense plus amortization of debt issuance costs and the interest portion of rental and lease expense.

(4) The 1998 deficiency of earnings to fixed charges is increased by $17.6 million in extraordinary items and $11.4 million of capitalized interest incurred during the year ended December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the results of operations and financial condition of the Company for the three years ended December 31, 1998. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere in this report. Certain prior year's amounts have been reclassified to conform with the current year presentation.

     This Form 10-K contains statements that constitute forward-looking statements. The words "estimate," "project," "plan," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Readers are cautioned that such forward-looking statements involve risks and uncertainties, and are subject to change based on various important factors. The factors set forth in other filings with the Securities Exchange Commission and the following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and could cause actual results for 1999 and beyond to differ materially from those expressed in any such forward-looking statements -- economic conditions and consumer confidence generally in the United States; the ability of the Company to manage its high outstanding indebtedness; the impact of technological change in the telecommunications industry; the future cost of network infrastructure and subscriber equipment; the impact of competition and pricing of paging and wireless services; the timely development and acceptance of new products; change in regulation by the FCC and various state regulatory agencies; potential technical problems relating to the Company's transmission network for advanced messaging services; and the cost and ability of the Company and third parties upon whose products and services the Company depends to be Year 2000 ready in a timely manner.

GENERAL

     Through its PageMart Paging division, the Company has constructed and operates a wireless messaging and communications network and provides paging and other one-way wireless messaging services to its subscribers. Through its PageMart PCS division, the Company has constructed and operates an advanced messaging network as an overlay of its one-way network. In June 1998, the Company launched commercial advanced messaging services in its first two local markets, Austin and San Antonio, Texas. On December 15, 1998, the Company launched nationwide advanced messaging services covering approximately 70% of the U.S. population. The Company has incurred significant capital expenditures and expects to incur significant operating losses and additional capital expenditures associated with the implementation and deployment of its advanced messaging services.

     The Company sells and leases wireless messaging end-user devices to subscribers, retailers and resellers. The Company earns recurring revenues from each subscriber in the form of fixed periodic fees and incurs substantial operating expenses in offering its services, including technical, customer service and general and administrative expenses.

     Since commencing operations in 1990, the Company has invested heavily in its wireless communications network and administrative infrastructure in order to establish nationwide coverage, sales offices in major metropolitan areas, centralized customer service call centers and administrative support functions. The Company incurs substantial fixed operating costs related to its wireless communications infrastructure, which is designed to serve a larger subscriber base than the Company currently serves in order to accommodate growth. In addition, the Company incurs substantial costs associated with new subscriber additions. The Company has sustained consolidated operating losses in each year of operations from inception through the period ending December 31, 1997. Although the Company recognized a $2.5 million operating profit for the period ending December 31, 1998, the Company has sustained an aggregate $12.7 million operating loss for the three year period ended December 31, 1998. The Company expects to continue to incur operating losses for the next several years.

     The Company's strategy is to expand its subscriber base to increase profitability and cash flow through greater utilization of its nationwide wireless communications network. From January 1, 1992 to December 31, 1998, the number of domestic one-way units in service increased from 52,125 to 2,618,527. None of the Company's growth is attributable to acquisitions. The Company intends to achieve unit growth by promoting its customized paging and other wireless messaging services through its sales offices, national retail distribution channels, private brand strategic alliances with telecommunication companies such as GTE Corporation, Southwestern Bell Mobile Systems, WorldCom Network Services, Inc., Ameritech Mobile Services, Inc., EXCEL Communications, Inc., ALLTEL Communications, Inc., BellSouth Cellular Corp., Bluegrass Cellular, Inc. and First Cellular of Southern Illinois, as well as international expansion. Given the fixed operating costs of its wireless networks and administration and selling and marketing expenses associated with its growth strategy, the Company generated operating losses in 1997 from its PageMart Paging division. In the third quarter of 1997, the Company began generating operating profits in its PageMart Paging division. The PageMart Paging division generated operating profits for each quarter in 1998 and management expects this trend to continue in 1999.

     The Company has historically sold, rather than leased, substantially all subscriber units used by its subscribers. As a result, the Company has had much less capital invested in subscriber units than other paging carriers since it has recouped a substantial portion of subscriber unit costs upon sale to retailers and subscribers. This has resulted in significantly lower capital expenditures and depreciation expense than if the Company had leased units to its subscribers. In addition, the Company's financial results are much different than other paging carriers that lease subscriber units to subscribers because the Company recognizes the cost of subscriber units sold in connection with adding new subscribers at the time of sale rather than capitalizing and depreciating the cost of subscriber units over periods ranging from three to four years, as occurs with paging carriers that lease subscriber units to subscribers. In addition, the Company's retail distribution strategy results in the recognition of expenses associated with subscriber unit sales and other sales and marketing expenses in advance of new subscribers being added to the base and generating revenues (as retailers carry inventory). However, the Company expects to lease a substantial portion of its advanced messaging subscriber units as initial sales of advanced messaging services are expected to be dominated by business and corporate customers and because of the high cost of advanced messaging subscriber units compared to one-way messaging units.

     The Company sells and leases its subscriber units through the following distribution channels: (i) direct sales and third party resellers through its Markets Strategic Business Unit ("SBU"), (ii) private brand strategic alliances through its Carrier Services SBU, (iii) national retail stores through its National Retail SBU and (iv) direct sales through its National Accounts SBU. At December 31, 1998, 26% of the Company's total units in service originated from the National Retail SBU, 37% originated from the Carrier Services SBU and 37% originated from the Markets SBU.

     For competitive and marketing reasons, the Company generally sells each new unit to national retailers for less than its acquisition cost. Management anticipates that the loss on equipment sold in the National Retail SBU will generally remain constant on a per unit basis for the foreseeable future. The Company's accounting practices result in selling and marketing expenses, including loss on sales of equipment, being recorded at the time a unit is sold. The Company expects its costs of subscriber units on a per unit basis generally to remain constant or decline slightly as sales volumes increase. Units sold by the Company during a given month may exceed units activated and in service due to inventory stocking and distribution strategies of retailers.

     In the third quarter of 1998, the Company announced the formation of its Telemetry SBU and the signing of a strategic alliance with Interactive Technologies, Inc. for wireless connectivity to home security systems. During the fourth quarter of 1998, the Company announced the signing of strategic alliances with Pentech Energy Solutions, Inc. for wireless connectivity to environmental control systems, Road Trac, LLC to provide telemetry solutions for vehicle location technology and Monitel Products Corp. to provide remote monitoring and diagnostic products for the photocopy and imaging industry. The Company does not expect the Telemetry SBU to generate revenues until late in 1999.

     The Company derives its recurring revenue primarily from fixed periodic fees for services that are not generally dependent on usage. Consequently, the Company's ability to recoup its initial selling and marketing costs, to meet operating expenses and to achieve profitability is dependent on the average length of each customer's subscription period. As long as a subscriber continues to utilize the Company's service, operating results benefit from the recurring payments of the fixed fees without the incurrence of additional selling expenses by the Company. Conversely, operating results are adversely affected by customer disconnections. Each month a percentage of the Company's existing customers have their service terminated for a variety of reasons, including failure to pay for service, dissatisfaction with service and switching to a competing service provider. The Company's average monthly disconnection rates for the years ended December 31, 1996, 1997, and 1998 were 2.4%, 2.5% and 3.2%, respectively. Average monthly disconnect rates are calculated by dividing the sum of (i) direct subscriber disconnections, (ii) negative subscriber additions from the local, regional and reseller channel, taken as a whole and (iii) the cumulative negative subscriber additions from each of the Carrier Services SBU's strategic alliance partners, included in the Carrier Services SBU by the total number of units in service at the beginning of the period. Disconnect rates are stated as the monthly average of each period presented.

     Approximately 90% of the Company's average revenue per unit ("ARPU") is attributable to fixed fees for airtime, coverage options and features. A portion of the remainder is dependent on usage. Management anticipates that the Company's one-way ARPU will remain constant or decline slightly in the foreseeable future due to a continued higher mix of subscribers added through private brand strategic alliance programs, which yield lower ARPU because strategic alliance partners are generally high volume customers that are charged wholesale airtime rates. However, because private brand strategic alliance partners are responsible for selling and marketing costs, billing, collection and other administrative costs associated with end-users, the Company incurs substantially lower marketing and administrative costs with respect to such subscribers. Management anticipates that the Company's consolidated ARPU will increase as subscriber additions for its advanced messaging services increase, since advanced messaging yields a significantly higher ARPU than one-way messaging.

     On May 19, 1998, the Company and many other paging companies experienced an unprecedented interruption of service when the PanAmSat Galaxy IV communications satellite, on which the Company leased capacity, ceased to communicate with paging uplink stations throughout the United States. Management believes that this is the first event of its kind to affect the paging industry in the 35-year history of satellite telecommunications. This event occurred when the satellite's onboard control system and a back-up control system failed and PanAmSat technicians were unable to restore the satellite's proper orientation toward Earth.

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

RESULTS OF OPERATIONS

     The Company's principal operations to date are its domestic one-way wireless operations of its PageMart Paging division. The following discussion of results of operations analyzes the results of the Company's PageMart Paging division (i.e., domestic one-way wireless messaging operations), unless otherwise indicated.

     Certain of the following financial information is presented on a per subscriber unit per month basis. Management of the Company believes that such a presentation is useful in understanding the Company's results because it provides a meaningful comparison period-to-period, given the Company's growth rate and the significant differences in the number of subscribers of other paging companies.

  FISCAL YEARS 1996, 1997 AND 1998

     Units in Service

     Units in service from domestic one-way paging operations were, 1,851,445, 2,513,337 and 2,618,527 as of December 31, 1996, 1997 and 1998, respectively.
This represents an annual growth rate of 49%, 36% and 4% in 1996, 1997 and 1998, respectively. In addition, for the years ended December 31, 1996, 1997, and 1998, PageMart Canada's units in service were 13,270, 29,000 and 52,836, respectively. As a result of its ownership interest in PageMart Canada, the Company's proportional share of the units in service of PageMart Canada was 7,962, 17,400 and 31,702 units at December 31, 1996, 1997, and 1998. As of
December 31, 1998, the Company had 775 advanced messaging units in service.

     The Company experienced historically weak fiscal quarters in terms of net subscriber additions in the third and fourth quarters of 1998, with the fourth quarter resulting in net losses. Management believes that a majority of the reasons are specific to the Company, however, a general slowing in the market for traditional one-way paging services was also a contributing factor. In the opinion of management, demand appears to be shifting away from traditional one-way paging services to the higher quality and greater benefits of advanced messaging services.

     Several things contributed to the Company specific reasons for the decline in net subscriber additions in the third and fourth quarters of 1998. The Company's primary pager supplier, Motorola, Inc., experienced significant manufacturing problems in the production of the Synapse(TM) pager card for the PalmPilot and delays in the introduction of a new pager product line that negatively affected the Company's sales. Also contributing to reduced net subscriber additions was an increase in the Company's composite churn rate from 2.8% in the second quarter to 3.1% in the third quarter and to 4.1% in the fourth quarter of 1998. There were several reasons for this increase aside from the general slowing of the market. Additional subscriber disconnects resulted from a price increase implemented for direct bill customers that were below the Company's standard pricing and profitability levels. The local reseller channel continued to experience volatility. Also, higher volatility was experienced in the strategic alliance distribution channel during the third and fourth quarters of 1998, primarily as a result of a review and update of customer database information by strategic alliance partners. Finally, the Company's National Retail SBU experienced an increase in disconnect rates, which resulted in net reductions in units in service in the fourth quarter of 1998. Management believes that the current dynamics in the retail marketplace have resulted in attracting new subscribers which have a higher propensity to disconnect. As a consequence, several of the Company's national retail programs are being modified to address these dynamics. These modifications are expected to reduce the Company's overall costs of delivering products and services to the national retail distribution channel during 1999.

     Historically, the Company has grown its subscriber base at a faster rate than the overall paging industry's subscriber growth rate. Management does not anticipate that the Company's one-way paging business will continue to grow at rates that are significantly higher than the overall industry rate. Management expects the one-way paging division to experience net subscriber losses in the first quarter of 1999, offset somewhat by advanced messaging subscriber additions. Certain factors may cause net subscriber additions to be negative in any quarter of 1999, including more severe volatility in local reseller and strategic alliance channels or an increase in disconnect rates.

     Revenues

     Revenues for the fiscal years 1996, 1997 and 1998 were $221.6 million, $277.6 million and $311.5 million, respectively. Recurring revenues for airtime, voice mail and other services for the same periods were $153.0 million, $206.9 million, and $254.8 million, respectively. Revenues from equipment sales and activation fees for 1996, 1997 and 1998 were $68.6 million, $70.7 million and $56.7 million, respectively. The increases in recurring revenues and revenues from equipment sales from 1996 to 1997 and recurring revenues from 1997 to 1998 were primarily due to the increase in the total number of units in service. The decrease in equipment sales during the year ended December 31, 1998, was primarily due to a decline in the rate of growth in national retail outlets.

     The Company's ARPU was $8.04, $7.80 and $8.06 in the final quarter of 1996, 1997 and 1998, respectively. The decline in 1997 resulted primarily from an increase in subscribers added through private brand strategic alliance channels. This decrease in ARPU was offset partially by a higher mix of multi-city, regional and nationwide services as well as increased sales of other value-added services such as voice mail and toll-free numbers. The increase in ARPU in 1998 is primarily attributable to an increase in alphanumeric services in the traditional one-way paging operation, as well as a decrease in the number of subscriber units deployed in the local reseller distribution channel, which generally has low ARPU. Over the past year, the Company's ARPU has varied by less than 4 percent. Management expects ARPU to remain relatively stable in the foreseeable future with minor variations from changes in distribution mix.

     Cost of Equipment Sold

     The cost of equipment sold in 1996, 1997 and 1998 was $78.9 million, $86.0 million and $68.9 million, respectively. The increase from 1996 to 1997 was primarily due to an increase in the number of retail outlets along with an increase in the number of units sold. The decrease in 1998 was primarily attributable to a decline in the rate of growth in national retail outlets. During the twelve months ended December 31, 1996, 1997 and 1998, the Company added 2,119, 7,394 and 2,820 new national retail outlets, respectively. In 1997, the Company made a concerted effort to expand its retail distribution capabilities by aggressively increasing the number of retail outlets. However, in 1998, the number of retail outlets has stabilized as a result of the Company obtaining sufficient market share. The Company expects pager costs generally to remain constant, with modest reductions in cost to the Company as a result of volume purchase discounts. The loss on equipment sold (equipment revenue less cost of equipment sold) is recognized when pagers are shipped to the retailers, usually before the units are placed into service.

     Operating Expenses

     Technical expenses were $36.7 million, $46.5 million and $52.2 million in 1996, 1997 and 1998, respectively. The increases were primarily due to increased telecommunications and site expenses associated with servicing the Company's expanded network and larger subscriber base. Based on an average monthly cost per unit in service, technical expenses were $1.98, $1.78 and $1.69 in 1996, 1997 and 1998, respectively. The per unit decreases were the result of increased operating efficiencies and economies of scale achieved through the growth of the Company's subscriber base. During the year ended December 31, 1998, the Company incurred $4.4 million in technical expense associated with advanced messaging.

     Selling expenses in 1996, 1997 and 1998 were $42.6 million, $50.8 million and $52.6 million, respectively. From 1996 to 1997, the increase resulted from greater marketing and advertising costs related to the growth in units sold as well as from increased sales compensation because of the addition of sales personnel in existing business units. From 1997 to 1998, the increase resulted from greater marketing and advertising costs related to a larger base of retail outlets. During the year ended December 31, 1998, the Company incurred $2.0 million and $0.7 million in selling expenses associated with advanced messaging and international operations, respectively.

     General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) in 1996, 1997 and 1998 were $53.7 million, $66.4 million and $82.6 million, respectively. This increase was attributable to the Company's expansion of its customer service call centers, information systems and administrative capabilities to support the domestic one-way subscriber base and anticipated growth of the advanced messaging subscriber base which required additional office space, administrative personnel and customer service representatives. On an average cost per month per unit in service basis, general and administrative expenses were $2.89, $2.54 and $2.68 for fiscal years 1996, 1997, and 1998, respectively. For the year ended December 31, 1998, the Company incurred $2.1 million in general and administrative expenses associated with advanced messaging.

     Depreciation and amortization in 1996, 1997 and 1998 was $21.2 million, $29.7 million and $37.6 million, respectively. The increases resulted from the expansion of the Company's network infrastructure including transmitter and terminal equipment, as well as the purchase and development of computer hardware and software associated with the Company's administrative system in 1996, 1997 and 1998. As an average cost per month per unit in service, depreciation and amortization was $1.14, $1.13 and $1.22 for the years ended December 31, 1996, 1997 and 1998, respectively. For the year ended December 31, 1998, the Company incurred $5.8 million in depreciation and amortization associated with advanced messaging.

     Interest Expense

     Consolidated interest expense increased from $35.0 million in 1996 to $38.5 million in 1997, and to $43.8 million in 1998. The increases in 1996 and 1997 were primarily the result of the increased interest related to the 15% Notes and the 12 1/4% Senior Discount Notes (the "12 1/4% Notes"). The increase in 1998 was primarily the result of interest expense related to the 11 1/4% Notes and increased interest expense related to the 15% Notes. Interest expense related to the 12 1/4% Notes, which were retired in January 1998, was $13.3 million, $15.1 million and $1.2 million in 1996, 1997 and 1998, respectively. Interest expense related to the 15% Notes was $18.4 million, $21.2 million and $24.7 million in 1996, 1997 and 1998, respectively. Interest expense related to the 11 1/4% Notes was $27.0 million in 1998. Interest expense related to the vendor financing arrangement was $0.9 million in 1997 and $0.6 million in 1998. Total interest expense for the year ended December 31, 1998, was reduced by the capitalization of $11.4 million of interest related to the construction of the Company's advanced messaging network.

     Net Loss

     The Company sustained consolidated losses before extraordinary items in 1996, 1997 and 1998 of $48.6 million, $43.9 million and $41.7 million, respectively, principally due to the cost of funding the growth rate of the Company's subscriber base. A one-time extraordinary charge of $13.8 million was recognized during the first quarter of 1998 related to the early retirement of the 12 1/4% Notes. In addition, a one-time extraordinary charge of $3.8 million was recognized during the second quarter of 1998 related to the interruption in service experienced by the Company when the Galaxy IV satellite failed. Including the extraordinary items, the Company's consolidated net loss for the year ended December 31, 1998 was $59.3 million.

     Allocation of Debt to Divisions

     The Company has allocated long-term debt amongst its PageMart Paging and PageMart PCS divisions. The methodology the Company has followed to date results in the attribution of the proceeds of each equity and debt offering based on the specific capital and operating requirements of each division. Positive free cash flow generated by a division is utilized to reduce its respective debt allocation. As of December 31, 1998, $155.9 million and $72.5 million of equity and $125.0 million and $338.3 million of debt has been allocated to PageMart Paging and PageMart PCS, respectively. For the twelve months ended December 31, 1998, interest expense of $18.6 million and $25.2 million was allocated to PageMart Paging and PageMart PCS, respectively.

  SELECTED QUARTERLY RESULTS OF OPERATIONS

     The table below sets forth management's presentation of results of PageMart Paging's operations and other data on a quarterly basis for the eight most recent fiscal quarters. This presentation should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this report and the Company's quarterly reports on Form 10-Q for the corresponding periods below, and should not be considered in isolation or as an alternative to results of operations that are presented in accordance with generally accepted accounting principles ("GAAP") (in thousands, except other data).

                                                                   THREE MONTHS ENDED
                          -----------------------------------------------------------------------------------------------------
                          MARCH 31,     JUNE 30,    SEPT. 30,     DEC. 31,    MARCH 31,     JUNE 30,    SEPT. 30,     DEC. 31,
                             1997         1997         1997         1997         1998         1998         1998         1998
                          ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                       (UNAUDITED)
RECURRING REVENUE.......  $   46,475   $   50,004   $   53,593   $   56,828   $   60,872   $   63,537   $   65,205   $   65,154
Equipment revenue.......      15,183       15,867       19,142       20,513       16,289       13,164       13,546       13,702
                          ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                              61,658       65,871       72,735       77,341       77,161       76,701       78,751       78,856
  Cost of equipment
    sold................      18,054       20,234       24,008       23,735       20,590       15,915       16,416       15,976
                          ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
NET REVENUES............      43,604       45,637       48,727       53,606       56,571       60,786       62,335       62,880
Technical expenses......      10,765       11,385       11,963       12,397       12,359       13,464       13,364       12,993
General and
  administrative
  expenses..............      15,763       15,814       16,957       17,911       19,728       20,524       20,862       21,452
Selling expenses........      12,572       12,189       12,115       13,969       13,476       13,716       12,907       12,519
Depreciation and
  amortization
  expense...............       6,808        7,240        7,626        7,987        8,482        9,046        9,808       10,269
                          ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
OPERATING INCOME (LOSS):
  EBIT..................  $   (2,304)  $     (991)  $       66   $    1,342   $    2,526   $    4,036   $    5,394   $    5,647
                          ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
EBITDA(1)...............  $    4,504   $    6,249   $    7,692   $    9,329   $   11,008   $   13,082   $   15,202   $   15,916
                          ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
OTHER DATA:
EBIT MARGIN(2)..........        (5.3)%       (2.2)%        0.1%         2.5%         4.5%         6.6%         8.7%         9.0%
EBITDA MARGIN(3)........        10.3%        13.7%        15.8%        17.4%        19.5%        21.5%        24.4%        25.3%
Ending units in
  service...............   2,001,525    2,181,775    2,343,299    2,513,337    2,652,443    2,752,580    2,767,742    2,618,527
ARPU(4).................  $     8.04   $     7.97   $     7.90   $     7.80   $     7.86   $     7.84   $     7.87   $     8.06
Capital employed per
  unit in service(5)....  $       41   $       40   $       36   $       34   $       31   $       28   $       27   $       27
RETURN ON CAPITAL
  EMPLOYED(6)...........        22.0%        28.6%        36.5%        43.7%        53.6%        67.9%        81.4%        90.0%

---------------

(1) EBITDA represents earnings (loss) before interest, taxes, depreciation, amortization, other expenses and extraordinary items. EBITDA is a financial measure commonly used in the paging industry. EBITDA is not derived pursuant to GAAP, and therefore should not be construed as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company.

(2) Calculated by dividing quarterly EBIT by net revenues.

(3) Calculated by dividing quarterly EBITDA by net revenues.

(4) Calculated by dividing recurring revenues for the quarter by the simple average number of units in service during that quarter. Stated as the monthly average for the quarter.

(5) Calculated by dividing consolidated total assets (excluding cash, advanced messaging services assets and international investments) minus non-interest bearing current liabilities, at the end of the period by units in service at the end of the period.

(6) Calculated by multiplying quarterly EBITDA by four and dividing by total capital employed (capital employed per unit in service multiplied by domestic units in service.)

  SUPPLEMENTARY INFORMATION

     The following table sets forth-supplementary financial information related to the Company's various operations (in thousands):

                                                     FISCAL YEAR ENDED DECEMBER 31, 1996
                                         -----------------------------------------------------------
                                         PAGEMART      PAGEMART        PAGEMART
                                          PAGING         PCS         INTERNATIONAL      CONSOLIDATED
                                         --------      --------      -------------      ------------
Revenues...............................  $221,592      $     --         $    --           $221,592
Operating loss.........................   (11,465)         (657)           (447)           (12,569)
Interest expense.......................    16,137        18,904              --             35,041
Interest income........................       153           987              --              1,140
Net loss...............................   (27,638)      (18,574)         (2,386)           (48,598)
EBITDA.................................     9,727          (657)           (447)             8,623
Total assets...........................   160,719       151,108           1,793            313,620
Capital expenditures...................    50,838        12,966              --             63,804

                                                     FISCAL YEAR ENDED DECEMBER 31, 1997
                                         -----------------------------------------------------------
                                         PAGEMART      PAGEMART        PAGEMART
                                          PAGING         PCS         INTERNATIONAL      CONSOLIDATED
                                         --------      --------      -------------      ------------
Revenues...............................  $277,605      $     --         $   173           $277,778
Operating loss.........................    (1,887)         (207)           (497)            (2,591)
Interest expense.......................    18,679        19,820              --             38,499
Interest income........................        65           436              --                501
Net loss...............................   (20,987)      (19,591)         (3,309)           (43,887)
EBITDA.................................    27,774           (16)           (497)            27,261
Total assets...........................   175,359       185,943             574            361,876
Capital expenditures...................    32,169        35,337              --             67,506

                                                     FISCAL YEAR ENDED DECEMBER 31, 1998
                                         -----------------------------------------------------------
                                         PAGEMART      PAGEMART        PAGEMART
                                          PAGING         PCS         INTERNATIONAL      CONSOLIDATED
                                         --------      --------      -------------      ------------
Revenues...............................  $311,469      $     96         $    87           $311,652
Operating income (loss)................    17,603       (14,506)           (647)             2,450
Interest expense.......................    18,636        25,162              --             43,798
Interest income........................        42         3,145              --              3,187
Loss before extraordinary items........      (893)      (37,284)         (3,533)           (41,710)
EBITDA.................................    55,208        (8,691)           (647)            45,870
Total assets...........................   166,766       325,118           2,171            494,055
Capital expenditures...................    40,386       128,032             128            168,546

SEASONALITY

     Pager usage is slightly higher during the spring and summer months, which is reflected in higher incremental usage fees earned by the Company. The Company's retail sales are subject to seasonal fluctuations that affect retail sales generally. Otherwise, the Company's results are generally not significantly affected by seasonal factors.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations have historically required substantial capital investment for the development and installation of its wireless communications network, the procurement of subscriber units and expansion into new and existing markets. To date, these investments by the Company have been funded by the proceeds from the issuance of common stock, preferred stock, the 12 1/4% Notes, the 15% Notes and the 11 1/4% Notes, as well as borrowings under the Revolving Credit Agreement and Vendor Financing Arrangement (as defined herein).

     Capital expenditures (excluding capitalized interest) were $63.8 million, $67.5 million and $168.5 million for the years ended December 31, 1996, 1997 and 1998, respectively. Capital expenditures for 1996 include $44.4 million for the Company's one-way messaging operations, $13.0 million related to the development of advanced messaging services, and $6.4 million for the development of the Company's new administrative system. Capital expenditures for 1997 include approximately $35.3 million related to the development of advanced messaging services, $22.7 million for the Company's one-way messaging operations and $9.5 million for the development of the Company's new administrative system. Capital expenditures for the year ended 1998 include approximately $128.0 million related to the development of its advanced messaging network, $8.8 million for the Company's one-way messaging network, $18.4 million for computer hardware and software, $2.3 million for corporate expansion and relocation and $8.1 million for pagers. During December 1995, the Company committed to purchase $40 million in network infrastructure equipment from Motorola from December 1, 1995 to October 31, 1999. Through December 31, 1998, the Company had purchased $31.9 million of network infrastructure under this purchase commitment.

     The Company capitalized approximately $11.4 million of interest expense for the narrowband PCS licenses and advanced messaging network costs for those markets under construction during the twelve months ended December 31, 1998.

     The Company's net cash provided by operating activities for the years ended December 31, 1996, 1997 and 1998 was $3.6 million, $37.2 million and $75.6 million, respectively. Net cash used in investing activities was $64.0 million, $68.5 million and $168.7 million for the years ended December 31, 1996, 1997 and 1998, respectively and were primarily for capital expenditures. Net cash provided by financing activities was $56.0 million, $17.0 million and $102.3 million for the years ended December 31, 1996, 1997 and 1998, respectively. Cash provided by financing activities in 1996 resulted primarily from $70.5 million in net proceeds received in connection with the initial public offering of the Company's Class A Common Stock. Cash provided by financing activities in 1997 resulted from borrowings of $17.1 million under a vendor financing arrangement. Cash provided by financing activities in 1998 resulted primarily from the receipt of $107.8 million of net proceeds from the issuance of the 11 1/4% Notes and the retirement of the 12 1/4% Notes.

     On January 28, 1998, the Company completed an offering of 11 1/4% Notes (the "Offering") resulting in approximately $249.7 million in gross proceeds. Simultaneously, with the closing of the Offering, the Company refinanced certain of its outstanding indebtedness, and modified its corporate structure (the "Refinancing"). The Refinancing consisted of the following: (i) purchasing all of the outstanding 12 1/4% Notes ($136.5 million principal amount at maturity),
(ii) amending certain terms of the covenants and agreements in the indenture relating to the 15% Notes; and (iii) merging PageMart, Inc. into PageMart Wireless, Inc., with PageMart Wireless, Inc. as the surviving corporation.

     Approximately $130.7 million of the gross proceeds of the Offering was used to purchase all of the outstanding 12 1/4% Notes. The proceeds remaining after offering expenses and refinancing were approximately $107.8 million. The Company has used the remaining proceeds to fund the construction of its advanced messaging network and for general corporate purposes. In connection with the Refinancing, the Company incurred an extraordinary charge of approximately $13.8 million related to the early retirement of debt.

     The 11 1/4% Notes, which are unsecured senior obligations of the Company, mature in 2008 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 11 1/4% Notes will cause an increase in indebtedness from December 31, 1998 to February 1, 2003 of $155.6 million. From and after August 1, 2003, interest on the 11 1/4% Notes will be payable semiannually, in cash.

     The 15% Notes, which are unsecured senior obligations of the Company, mature in 2005 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 15% Notes will cause an increase in indebtedness from December 31, 1998 to February 1, 2000 of $30.0 million. From and after February 1, 2000, interest on the 15% Notes will be payable semiannually, in cash.

     In March 1997, PageMart entered into a vendor financing arrangement with an infrastructure vendor (the "Vendor Financing Arrangement"), providing for the financing of one-way or advanced messaging services infrastructure equipment over a period of 60 months up to a maximum aggregate amount of $30 million. Borrowings under the Vendor Financing Arrangement are secured by the equipment purchased. The interest rate applicable to such financing is equal to the sum of 7% and the London interbank offered rate ("LIBOR") as published in The Wall Street Journal for three-month maturities or the sum of 4.25% and the U.S. prime rate of interest as published in The Wall Street Journal. During the first quarter ended March 31, 1998, the Company repaid the total amount outstanding of $21.2 million on the Vendor Financing Arrangement and modified the agreement to provide $30 million of available financing, in aggregate, during the period from September 1, 1998 through December 31, 2000. The Company has borrowed $9.8 million under the Vendor Financing Arrangement as of December 31, 1998. The weighted average interest rate in effect on December 31, 1998 with respect to the Vendor Financing Arrangement was 12.56%.

     In May 1995, the Company entered into a four year Revolving Credit Agreement with BT Commercial Corporation, as Agent, and Bankers Trust Company, as Issuing Bank, which provided for a $50 million revolving line of credit (the "Revolving Credit Agreement"). As of December 31, 1998 there were no loans outstanding under the Revolving Credit Agreement.

     In March 1999, the Company entered into a four year credit agreement with Bankers Trust Company and Morgan Stanley Senior Funding, Inc. which provides for a $100 million credit facility (the "Credit Facility"). The Credit Facility replaces the Revolving Credit Agreement, which was simultaneously terminated. The Credit Facility provides for $75 million of multi-draw term loans (the "Term Loans") and $25 million of revolving loans (the "Revolving Loans"). As of March 23, 1999, $50 million was immediately available to the Company, $10 million of which was Revolving Loans. On March 24, 1999, the Company borrowed $25 million in Term Loans pursuant to the terms of the Credit Facility. Approximately $12 million of the initial borrowing was used to repay amounts outstanding under the Vendor Financing Arrangement and to fund the fees and expenses of the Credit Facility.

     The Credit Facility bears interest at the U.S. prime rate plus 2.75% or at LIBOR plus 3.75%. Further availability of the Credit Facility beyond the initial $50 million is based on the Company's achievement of certain minimum targets for advanced messaging subscriber units in service.

     As of December 31, 1998, the Company had $9.7 million outstanding under the Vendor Financing Arrangement and its indebtedness under the 11 1/4% Notes was $276.4 million and its indebtedness under the 15% Notes was $177.3 million.

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

     The indenture under which the 15% Notes were issued, the indenture under which the 11 1/4% Notes were issued, the Vendor Financing Arrangement and the Credit Facility contain certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets, enter into leases and engage in mergers and consolidations, and the Credit Facility requires the Company to maintain certain operating and financial performance measures and limits the ability of the Company to make capital expenditures.

     On November 15, 1995, the Company purchased through PageMart International, Inc., 200,000 voting shares of common stock of PageMart Canada, which represents 20% of the ownership of PageMart Canada. PageMart International, Inc. also owns 33% of the voting common stock of the holding company parent of PageMart Canada ("Canada Holding"), which owns the remaining 80% of the voting common stock of PageMart Canada. The Company's initial investment in Canada Holding and PageMart Canada totaled approximately $3.7 million. The Company expects to make further investments in Canada to upgrade the network to advanced messaging and fund working capital requirements.

     During the first quarter of 1998, the Company began the implementation of its advanced messaging services network. The Company has incurred significant capital expenditures and expects to incur significant operating losses and additional capital expenditures associated with the implementation and deployment of its advanced messaging services. The Company has incurred capital expenditures of approximately $128.0 million in 1998 to construct and deploy its advanced messaging network. In addition, the Company funded negative cash flow of $8.7 million to support operations and marketing in 1998. On December 15, 1998, the Company launched nationwide advanced messaging services covering approximately 70% of the U.S. population. The Company anticipates that the advanced messaging operations will require approximately $40 million of additional capital expenditures in 1999 to complete the addition of narrowband PCS capabilities, expand its network geographically and make other enhancements. In addition, the Company expects the advanced messaging operations to require approximately $30 million to fund operations and marketing in 1999 as the Company's advanced messaging customer base grows.

     As of December 31, 1998, the Company had approximately $18.5 million in cash, cash equivalents and short-term investments. On March 24, 1999, the Company borrowed $25 million in Term Loans pursuant to the terms of the Credit Facility. On March 29, 1999, the Company repaid all amounts outstanding under the Vendor Financing Arrangement. At March 29, 1999 the borrowings available under the Vendor Financing Arrangement were approximately $30 million. As of March 29, 1999, the borrowings available under the Credit Facility were $25 million. Additional availability under the Credit Facility is based on certain minimum targets on advanced messaging subscriber units in service. The Company anticipates that its cash balance and amounts available under the Credit Facility and Vendor Financing Arrangement, combined with anticipated excess cash flows from the Company's PageMart Paging division, will be sufficient to fund the Company's consolidated operations and capital expenditures through 1999.

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

YEAR 2000 READINESS DISCLOSURE

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

     The Company's administrative and network systems consist of software and hardware systems that are a combination of internally developed software and third party software and hardware. The Company's approach is to:

     - Create an inventory of items that must be assessed and prioritize the items by how critical they are to the operations of the Company;

     - Assess their readiness through testing;

     - Plan and implement corrective actions;

     - Develop contingency plans.

     The Company intends to include third party software and hardware in this assessment process to the extent practicable, even though it may have obtained Year 2000 readiness information from the vendor or supplier of the software or hardware. As of the date of this report, the Company has materially completed the inventory and prioritization of items. Certain administrative software that was not Year 2000 ready had to be upgraded before extensive testing could begin. The upgraded software was installed in October 1998. Testing plans have been completed and testing is proceeding. Testing of the Company's information systems is scheduled to be substantially completed in April 1999. Certain network software is not Year 2000 ready, but the vendor of the software has informed the Company that a Year 2000 ready version will be released in the second quarter of 1999. Testing of the Company's network systems is scheduled to be substantially completed by the end of the second quarter of 1999. After remediation of any problems discovered during testing, the Company expects that critical hardware and software systems that are within its ability to test will be Year 2000 ready in mid-1999. The Company then plans to conduct enterprise-wide, end-to-end testing of its systems during the third quarter of 1999. Although, the Company's contingency plans are not fully developed, the Company expects to develop contingency plans to mitigate, to the extent possible, the effects of any significant Year 2000 problem that is not corrected.

     The Company uses hardware, software and services supplied by third party vendors in most of its operations. The Company's approach has been to:

     - Create a list of suppliers and vendors;

     - Communicate with each supplier and vendor to try to obtain information about the Year 2000 readiness of its products and services;

     - Work cooperatively with vendors and suppliers whose products or services are not Year 2000 ready to resolve the problems.

     Some third party products can be tested by the Company for Year 2000 readiness and will be included in the assessment described above. Other third party products and services cannot be independently tested by the Company, some of which are critical to the operations of the Company, such as satellite and other third party telecommunications services and electric utility services. Although the Company has received or expects to receive Year 2000 readiness certification or information regarding most of these third party products and services, the Company can make no representation that all third party products and services will be Year 2000 ready.

     The Company believes that its Year 2000 readiness effort will significantly reduce the level of uncertainty about the Company's Year 2000 readiness. Throughout the remainder of 1999, the Company will continue to assess its Year 2000 readiness. However, due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers and vendors, the Company cannot currently determine whether all Year 2000 problems material to its operations will be corrected. A failure to correct a material Year 2000 problem could result in the interruption or failure of certain normal business operations, such as the Company's paging and messaging services, customer activations and services, or customer invoicing and collections. Such failures, if prolonged, could materially and adversely affect the Company's results of operations, liquidity or financial condition.

     The Company's program to upgrade, modify or replace software and hardware has two objectives, to increase functionality and efficiency and to make the Company Year 2000 ready. In 1998, the Company spent approximately $18.4 million to upgrade, modify or replace hardware and software, most of which relates to the increased functionality and efficiency. An ancillary benefit of these upgrades was Year 2000 readiness, the cost of which was not significant. The Company has not fully determined the final aggregate costs of its Year 2000 readiness activities.

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

ITEM 11. EXECUTIVE COMPENSATION

     See "Executive Compensation" in the Company's definitive proxy statement related to the Company's annual meeting of stockholders to be held on May 12, 1999, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement related to the Company's annual meeting of stockholders to be held on May 12, 1999, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Certain Relationships and Related Transactions" in the Company's definitive proxy statement related to the Company's annual meeting of stockholders to be held on May 12, 1999, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this 10-K:

          (1) Financial Statements. See Index to Consolidated Financial Statements and Financial Statement Schedule on Page F-1 hereof.

          (2) Financial Statement Schedules. See Index to Consolidated Financial Statements and Financial State Schedule on Page F-1 hereof.

          (3) Exhibits Required by Item 601 of Regulation S-K. See Exhibit Index on Page E-1 hereof.

     (b) Reports on Form 8-K

        The following current report on Form 8-K was filed by PageMart Wireless, Inc. during the quarter ended December 31, 1998:

        Current Report on Form 8-K dated December 11, 1998 disclosing under Item 5 "Other Events" the Company's expected financial results for fourth quarter 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 1999                        PAGEMART WIRELESS, INC.
                                            (Registrant)

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ JOHN D. BELETIC                    Chairman and Chief Executive    March 30, 1999
-----------------------------------------------------   Officer (Principal Executive
                   John D. Beletic                      Officer)

                  /s/ G. CLAY MYERS                     Vice President, Finance,        March 30, 1999
-----------------------------------------------------   Chief Financial Officer and
                    G. Clay Myers                       Treasurer (Principal
                                                        Financial and Accounting
                                                        Officer)

                /s/ LEIGH J. ABRAMSON                   Director                        March 30, 1999
-----------------------------------------------------
                  Leigh J. Abramson

                /s/ GUY L. DE CHAZAL                    Director                        March 30, 1999
-----------------------------------------------------
                  Guy L. De Chazal

                 /s/ STEVEN B. DODGE                    Director                        March 30, 1999
-----------------------------------------------------
                   Steven B. Dodge

               /s/ MICHAEL C. HOFFMAN                   Director                        March 30, 1999
-----------------------------------------------------
                 Michael C. Hoffman

                /s/ ARTHUR PATTERSON                    Director                        March 30, 1999
-----------------------------------------------------
                  Arthur Patterson

            /s/ ALEJANDRO PEREZ ELIZONDO                Director                        March 30, 1999
-----------------------------------------------------
              Alejandro Perez Elizondo

                /s/ PAMELA D.A. REEVE                   Director                        March 30, 1999
-----------------------------------------------------
                  Pamela D.A. Reeve

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2

Consolidated Balance Sheets as of December 31, 1997 and
  1998......................................................  F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 1996, 1997 and 1998..........................  F-4

Consolidated Statements of Stockholders' (Deficit) Equity
  for the Years Ended December 31, 1996, 1997 and 1998......  F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1997 and 1998..........................  F-6

Notes to Consolidated Financial Statements..................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of PageMart Wireless, Inc.:

     We have audited the accompanying consolidated balance sheets of PageMart Wireless, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PageMart Wireless, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                            /s/ ARTHUR ANDERSEN LLP

Dallas, Texas,
February 3, 1999
(except with respect to the matter
discussed in Note 18, as to
which the date is March 26, 1999)

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1998
                                                              ---------    ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   8,337    $  17,476
  Short-term investments....................................         --        1,000
  Accounts receivable (net of allowance for doubtful
     accounts of $7,170 and $2,580 at December 31, 1997 and
     1998, respectively)....................................     61,394       38,304
  Inventories...............................................      5,359        6,747
  Other current assets......................................      9,043       11,010
                                                              ---------    ---------
          Total current assets..............................     84,133       74,537
PROPERTY AND EQUIPMENT (net of accumulated depreciation of
  $76,388 and $116,326 at December 31, 1997 and 1998,
  respectively).............................................    136,727      274,179
NARROWBAND LICENSES (net of accumulated amortization of $510
  at December 31, 1998).....................................    133,065      132,555
OTHER ASSETS (net of accumulated amortization of $6,077 and
  $5,391 at December 31, 1997 and 1998, respectively).......      7,951       12,784
                                                              ---------    ---------
          Total assets......................................  $ 361,876    $ 494,055
                                                              =========    =========
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  28,009    $  38,703
  Deferred revenue..........................................     53,469       57,512
  Current maturities of long-term debt......................      2,755        1,238
  Other current liabilities.................................     20,740       23,297
                                                              ---------    ---------
          Total current liabilities.........................    104,973      120,750
LONG-TERM DEBT..............................................    289,344      462,079
OTHER LONG-TERM LIABILITIES.................................         --        1,248
COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)
STOCKHOLDERS' (DEFICIT) EQUITY:
  Common stock, $.0001 par value per share, 75,000,000
     shares authorized:
     Class A Convertible Common Stock, 34,115,157 shares
      issued and outstanding at December 31, 1997;
      34,536,512 shares issued and outstanding at December
      31, 1998..............................................          3            3
     Class B Convertible Non-Voting Common Stock, 3,809,363
      shares issued and outstanding at December 31, 1997 and
      December 31, 1998.....................................          1            1
     Class C Convertible Non-Voting Common Stock, 1,428,472
      shares issued and outstanding at December 31, 1997 and
      December 31, 1998.....................................         --           --
     Class D Convertible Non-Voting Common Stock, 679,945
      shares issued and outstanding at December 31, 1997;
      623,945 shares issued and outstanding at December 31,
      1998..................................................         --           --
  Additional paid-in capital................................    226,622      228,438
  Accumulated deficit.......................................   (258,575)    (317,891)
  Stock subscriptions receivable............................       (492)        (573)
                                                              ---------    ---------
          Total stockholders' (deficit) equity..............    (32,441)     (90,022)
                                                              ---------    ---------
          Total liabilities and stockholders' (deficit)
            equity..........................................  $ 361,876    $ 494,055
                                                              =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996       1997       1998
                                                              --------   --------   --------
REVENUES:
  Recurring revenue.........................................  $153,041   $206,907   $254,814
  Equipment revenue.........................................    68,551     70,871     56,838
                                                              --------   --------   --------
          Total revenues....................................   221,592    277,778    311,652
COST OF EQUIPMENT SOLD......................................    78,896     86,175     69,150
                                                              --------   --------   --------
                                                               142,696    191,603    242,502
OPERATING EXPENSES:
  Technical.................................................    37,021     46,513     56,584
  Selling...................................................    43,046     51,371     55,305
  General and administrative................................    54,006     66,458     84,743
  Depreciation and amortization.............................    21,192     29,852     43,420
                                                              --------   --------   --------
          Total operating expenses..........................   155,265    194,194    240,052
                                                              --------   --------   --------
          Operating (loss) income...........................   (12,569)    (2,591)     2,450
OTHER (INCOME) EXPENSE:
  Interest expense..........................................    35,041     38,499     43,798
  Interest income...........................................    (1,140)      (501)    (3,187)
  Other.....................................................     2,128      3,298      3,549
                                                              --------   --------   --------
          Total other (income) expense......................    36,029     41,296     44,160
                                                              --------   --------   --------
LOSS BEFORE EXTRAORDINARY ITEMS:............................   (48,598)   (43,887)   (41,710)
                                                              ========   ========   ========
EXTRAORDINARY ITEMS:
  Early retirement of debt..................................        --         --    (13,808)
  Satellite failure.........................................        --         --     (3,798)
                                                              --------   --------   --------
NET LOSS....................................................  $(48,598)  $(43,887)  $(59,316)
                                                              ========   ========   ========
NET LOSS PER SHARE (Basic and Diluted)
LOSS BEFORE EXTRAORDINARY ITEMS.............................  $  (1.30)  $  (1.10)  $  (1.03)
EXTRAORDINARY ITEMS.........................................        --         --      (0.44)
                                                              --------   --------   --------
NET LOSS....................................................  $  (1.30)  $  (1.10)  $  (1.47)
                                                              ========   ========   ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (Basic and
  Diluted)..................................................    37,462     39,922     40,246

  The accompanying notes are an integral part of these consolidated financial statements.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                          COMMON STOCK
                                                      --------------------    ADDITIONAL                     STOCK
                                                      NUMBER OF                PAID-IN     ACCUMULATED   SUBSCRIPTIONS
                                                        SHARES      AMOUNT     CAPITAL       DEFICIT      RECEIVABLE      TOTAL
                                                      ----------    ------    ----------   -----------   -------------   --------
BALANCE, December 31, 1995..........................  33,710,053     $ 3       $154,601     $(166,090)       $(557)      $(12,043)
  Common stock issued under the stock option/stock
    issuance plan/employee stock purchase plan......     94,879       --            561            --           --            561
  Repayment of stock subscriptions receivable.......         --       --             --            --           10             10
  Common stock issued in initial public offering....  6,000,000        1         70,499            --           --         70,500
  Net loss..........................................         --       --             --       (48,598)          --        (48,598)
                                                      ----------     ---       --------     ---------        -----       --------
BALANCE, December 31, 1996..........................  39,804,932       4        225,661      (214,688)        (547)        10,430
  Common stock issued under the stock option/stock
    issuance plan/employee stock purchase plan......    179,705       --            804            --          (45)           759
  Exercise of common stock warrants.................     48,300       --            157            --           --            157
  Repayment of stock subscriptions receivable.......         --       --             --            --          100            100
  Net loss..........................................         --       --             --       (43,887)          --        (43,887)
                                                      ----------     ---       --------     ---------        -----       --------
BALANCE, December 31, 1997..........................  40,032,937       4        226,622      (258,575)        (492)       (32,441)
  Common stock issued under the stock option/stock
    issuance plan/employee stock purchase plan......    364,205       --          1,813            --         (139)         1,674
  Exercise of common stock warrants.................      1,150       --              3            --           --              3
  Repayment of stock subscriptions receivable.......         --       --             --            --           58             58
  Net loss..........................................         --       --             --       (59,316)          --        (59,316)
                                                      ----------     ---       --------     ---------        -----       --------
BALANCE, December 31, 1998..........................  40,398,292     $ 4       $228,438     $(317,891)       $(573)      $(90,022)
                                                      ==========     ===       ========     =========        =====       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1996       1997       1998
                                                              --------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(48,598)  $(43,887)  $ (59,316)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Extraordinary items.....................................        --         --      17,606
    Depreciation and amortization...........................    21,192     29,852      43,420
    Provision for bad debts.................................     6,986     10,910      11,130
    Accretion of discount on Senior Discount Notes..........    30,871     35,431      40,284
    Amortization of deferred debt issuance costs............     2,083        846       2,489
    Changes in certain assets and liabilities:
      (Increase) decrease in accounts receivable............   (18,929)   (38,858)     11,960
      (Increase) decrease in inventories....................      (523)     6,343      (1,388)
      Decrease (increase) in other current assets...........        59     (6,222)     (1,967)
      (Increase) decrease in other assets...................    (1,052)     3,105        (543)
      Increase in accounts payable..........................        92      4,823      10,694
      Increase in deferred revenue..........................     5,638     26,422       4,043
      Increase (decrease) in other current liabilities......     5,744      8,470      (2,820)
                                                              --------   --------   ---------
        Net cash provided by operating activities...........     3,563     37,235      75,592
                                                              --------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................   (63,804)   (67,506)   (168,546)
  Purchase of short-term investments........................        --         --      (1,000)
  Release of restricted cash................................       500         --          --
  Other.....................................................      (648)      (992)        801
                                                              --------   --------   ---------
        Net cash used in investing activities...............   (63,952)   (68,498)   (168,745)
                                                              --------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................    70,500         --          --
  Proceeds from issuance of common stock under the stock
    option/stock issuance plan/employee stock purchase
    plan....................................................       561        759       1,674
  Retirement of 12 1/4% Senior Discount Notes...............        --         --    (130,689)
  Proceeds from issuance of 11 1/4% Senior Subordinated
    Discount Notes..........................................        --         --     249,700
  Offering Costs related to issuance of 11 1/4% Senior
    Subordinated Discount Notes and retirement of 12 1/4%
    Senior Discount Notes...................................        --         --     (12,158)
  Borrowings under Revolving Credit Agreement...............    31,100      3,000          --
  Payments under Revolving Credit Agreement.................   (31,100)    (3,000)         --
  Borrowings from vendor financing arrangements.............        --     17,053      15,097
  Payments on vendor financing arrangements.................   (15,027)    (1,072)    (21,393)
  Other.....................................................       (15)       257          61
                                                              --------   --------   ---------
        Net cash provided by financing activities...........    56,019     16,997     102,292
                                                              --------   --------   ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........    (4,370)   (14,266)      9,139
CASH AND CASH EQUIVALENTS, beginning of period..............    26,973     22,603       8,337
                                                              --------   --------   ---------
CASH AND CASH EQUIVALENTS, end of period....................  $ 22,603   $  8,337   $  17,476
                                                              ========   ========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................  $  1,231   $  1,306   $     969
    Income taxes............................................  $     --   $     --   $      --

  The accompanying notes are an integral part of these consolidated financial statements.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

     PageMart, Inc. ("PageMart") was incorporated as a Delaware corporation on May 8, 1989, to provide wireless messaging products and services. In January 1995, PageMart effected a corporate reorganization pursuant to which PageMart Nationwide, Inc., a Delaware corporation, became the holding company parent of PageMart. In December 1995, the corporate name was changed from PageMart Nationwide, Inc. to PageMart Wireless, Inc. ("Wireless"). On January 28, 1998, PageMart was merged into Wireless with Wireless as the surviving corporation. Wireless and its subsidiaries are referred to herein as the "Company." The consolidated financial statements of the Company include the accounts of PageMart PCS, Inc., PageMart II, Inc., PageMart Operations, Inc., PageMart International, Inc. and certain other direct and indirect subsidiaries of Wireless. Each of these companies is a wholly-owned subsidiary of Wireless. PageMart PCS, Inc. holds certain narrowband personal communications services licenses. PageMart II, Inc. and PageMart Operations, Inc. hold certain Federal Communications Commission ("FCC") licenses. PageMart International, Inc. holds certain investments in an international operation in Canada. Other than these licenses and international investments, the subsidiaries of Wireless have no significant assets or liabilities.

     The Company has incurred substantial losses from consolidated operations since inception and is highly leveraged. Although operating income was reported in 1998, management expects to continue to incur consolidated operating losses in 1999. In the third quarter of 1997, the Company began generating operating profits in its one-way business and management expects this trend to continue into 1999. The Company's consolidated operating losses will be driven by the Company's investments in new advanced messaging capabilities and the associated investment in the growth of its subscriber base for such services. The Company's business plan calls for substantial growth in its subscriber base in order for the Company to achieve overall operating profitability. There can be no assurance that the Company will meet its business plan or achieve operating profitability. If the Company cannot achieve operating profitability, it may not be able to make the required payments on existing or future obligations or realize its cost in developing the advanced messaging network.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Wireless and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

     The Company includes as cash and cash equivalents cash on hand, cash in banks and highly liquid investments with original maturities of three months or less.

SHORT-TERM INVESTMENTS

     The Company includes as short-term investments, investments with maturities greater than three months and less than one year.

INVENTORIES

     Inventories consist of pagers held for resale and are stated at the lower of cost or market. Cost is determined by using the average cost method, which approximates the first-in, first-out method. The Company purchases a majority of its pagers from Motorola, Inc.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and depreciated using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes over estimated useful lives ranging from three to seven years. Depreciation expense totaled approximately $19,688,000, $28,690,000 and $42,541,000 for the years ended December 31, 1996, 1997 and 1998, respectively. The Company purchases a majority of its network equipment from Motorola, Inc. and Glenayre Technologies, Inc. Maintenance and repair costs are charged to expense as incurred.

     Property and equipment consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
Network equipment...........................................  $157,543   $306,503
Computer equipment..........................................    41,023     65,273
Furniture and equipment.....................................    14,549     18,729
                                                              --------   --------
                                                               213,115    390,505
Less: Accumulated depreciation..............................   (76,388)  (116,326)
                                                              --------   --------
                                                              $136,727   $274,179
                                                              ========   ========

REVENUE RECOGNITION

     The Company recognizes equipment revenue immediately upon the shipment of pagers adjusted by allowances for normal returns. Recurring revenue, including revenue from airtime charges and fees for other services such as voice mail, customized coverage options and toll-free numbers are recognized in the month in which the service is provided. All expenses related to the sale of equipment are recognized at the time of sale. Deferred revenue represents advance billings for services not yet performed. Such revenue is deferred and recognized in the month in which the service is provided. Patent licensing revenues are recognized on a straight-line basis over the term of the related agreement (see Note 8). Patent licensing revenues of $4,596,000 are included in recurring revenues in fiscal years 1996, 1997 and 1998.

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

     Under the provisions of SFAS 128, dilutive securities are excluded from the calculation of earnings per share when there is a net loss because their inclusion would be anti-dilutive. The securities listed below were not included in the computation of diluted loss per share, since the effect from the conversion would be anti-dilutive.

                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                              1996           1997           1998
                                          ------------   ------------   ------------
  Stock Options.........................   3,498,292      4,300,496      5,700,971
  Warrants..............................     834,648        786,348        785,198
                                           ---------      ---------      ---------
                                           4,332,940      5,086,844      6,486,169
                                           =========      =========      =========

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

ACCOUNTING FOR LONG-LIVED ASSETS

     In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The Company adopted SFAS 121 for the fiscal year ending December 31, 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires that those assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. SFAS 121 requires that those assets to be disposed of be reported at the lower of the carrying amount or the fair value less cost to sell. Adoption of SFAS 121 did not affect the Company's results of operations for the years ended December 31, 1996, 1997 and 1998. The Company will continue to evaluate the effect of SFAS 121 in subsequent periods.

3. NARROWBAND PERSONAL COMMUNICATIONS SERVICES LICENSES

     During July and December 1994, the Company participated in auctions of Narrowband Personal Communications Services ("NPCS") licenses conducted by the FCC. As a result of the auctions, the Company was awarded two nationwide NPCS licenses for a total purchase price of approximately $133 million. Amortization of the NPCS licenses commenced in 1998 for those markets placed in service. The NPCS licenses are amortized over a period of 40 years. Amortization expense for the period ended December 31, 1998 was $510,000.

4. CAPITALIZED INTEREST

     In accordance with statement of Financial Accounting Standards No.
34 -- Capitalization of Interest Cost, the Company capitalizes interest on certain qualifying assets during the construction period. Interest costs attributable to the construction of the Company's advanced messaging network of $11.4 million was capitalized for the period ended December 31, 1998. The Company did not capitalize any interest costs for the period ended December 31, 1997.

5. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     Effective November 15, 1995, PageMart International, Inc. purchased 200,000 shares of common stock of PageMart Canada Limited ("PageMart Canada") which represents 20% of the ownership of PageMart Canada. The remaining 800,000 shares (representing 80% of the ownership) is held by PageMart Canada Holding Corporation ("Canada Holding"). Canada Holding is owned 50% (1,000,000 shares of Class A Common Stock) by third-party Canadian investors unrelated to PageMart and 50% (1,000,000 shares of Class B Common Stock) by PageMart International, Inc. The common shares have identical economic rights. However, voting control of Canada Holding is held by the Class A Common Stockholders as the Class A shares have two votes per share. The Company accounts for its investments in PageMart Canada and Canada Holding under the equity method. Such investments are included in Other Current Assets in the Consolidated Balance Sheets.

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

     On November 26, 1998, the Company received notification from the third party Canadian investors, which represent the controlling shareholder interest in Canada Holding, of its intent to exchange its 1,000,000 shares of Class A Common Stock in Canada Holding for shares of PageMart Wireless, Inc. pursuant to its rights contained in the Agreement Among Stockholders of PageMart Canada, dated July 28, 1995. The Agreement Among Stockholders permits the Company to find a replacement for the Canadian investors in order to comply with Canadian regulations governing ownership of Canadian paging licenses. The Company is currently examining alternative arrangements in Canada including the replacement of the Canadian investors or the ultimate transfer of PageMart Canada to another entity. The Company may consider selling its interest in PageMart Canada in exchange for a network affiliation arrangement similar to those utilized by the Company in other countries.

6. OTHER CURRENT LIABILITIES

     Other current liabilities consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1998
                                                              -------    -------
Accrued payroll and employee benefits.......................  $ 4,080    $ 6,572
Accrued taxes...............................................    1,623      6,829
Other current liabilities...................................   15,037      9,896
                                                              -------    -------
                                                              $20,740    $23,297
                                                              =======    =======

7. LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
12 1/4% Senior Discount Exchange Notes, face amount $136,500
  due November 1, 2003, at accreted value...................  $122,720    $     --
15% Senior Discount Exchange Notes, face amount $207,270 due
  February 1, 2005, at accreted value.......................   153,398     177,270
11 1/4% Senior Subordinated Discount Exchange Notes, face
  amount $432,000 due February 1, 2008, at accreted value...        --     276,362
Vendor Financing Arrangement of $30 million, bearing
  interest at the sum of 7.00% and the London interbank
  offered rate for three month maturities, or the sum of
  4.25% and the U.S. prime rate. (Based upon rates quoted by
  The Wall Street Journal, effective interest rates ranged
  from 12.31% to 12.69% at December 31, 1998.)..............    15,981       9,685
                                                              --------    --------
          Total debt........................................   292,099     463,317
          Less: Current maturities..........................    (2,755)     (1,238)
                                                              --------    --------
          Long-term debt....................................  $289,344    $462,079
                                                              ========    ========

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

     In April 1998, the Company commenced an exchange offer pursuant to an effective registration statement whereby all outstanding 11 1/4% Notes were exchanged for the Company's 11 1/4% Senior Discount Exchange Notes due 2008 (the "11 1/4% Exchange Notes"). The terms and conditions of the 11 1/4% Exchange Notes are equivalent to the 11 1/4% Notes in all material respects.

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

     In June 1995, the Company commenced an exchange offer pursuant to an effective registration statement whereby all outstanding 15% Notes were exchanged for the Company's 15% Senior Discount Exchange Notes due 2005 (the "15% Exchange Notes"). The terms and conditions of the 15% Exchange Notes are equivalent to the 15% Notes in all material respects.

     The 11 1/4% Exchange Notes and the 15% Exchange Notes carry certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, create liens, sell assets, engage in mergers and consolidations, and enter into transactions with any holder of 5% or more of any capital stock of the Company or any of its affiliates. The Company was in compliance with all such restrictive covenants at December 31, 1998.

     In March 1997, the Company entered into a vendor financing arrangement with an infrastructure vendor (the "Vendor Financing Arrangement"), providing for the financing of infrastructure equipment over a period of 60 months up to a maximum aggregate amount of $30 million. Borrowings under the Vendor Financing

Arrangement are secured by the equipment purchased. The interest rate applicable to such financing is equal to the sum of 7.00% and the London interbank offered rate ("LIBOR") as published in The Wall Street Journal for three-month maturities or the sum of 4.25% and the U.S. prime rate of interest as published in The Wall Street Journal. During the first quarter ended March 31, 1998, the Company repaid the total amount outstanding of $21.2 million on the Vendor Financing Arrangement and modified the agreement to provide $30 million of available financing, in aggregate, during the period from September 1, 1998 through December 31, 2000. As of December 31, 1998, there are $9.7 million in loans outstanding. The weighted average interest rate in effect on December 31, 1998 with respect to the Vendor Financing Arrangement was 12.56%.

     On May 11, 1995, the Company entered into a four year Revolving Credit Agreement with BT Commercial Corporation, as Agent, and Bankers Trust Company, as Issuing Bank, which provides for a $50 million revolving line of credit (the "Revolving Credit Agreement"). As of December 31, 1998, there were no loans outstanding under the Revolving Credit Agreement. The maximum amount available under the Revolving Credit Agreement at any time is limited to a borrowing base amount equal to the lesser of (i) a specified percentage of eligible accounts receivable and inventory owned by Wireless, and (ii) an amount equal to the service contribution of the Company as defined in the Revolving Credit Agreement for the immediately preceding three-month period times 4.0. The interest rate applicable to loans under the Revolving Credit Agreement is, at the option of Wireless, either at a prime rate plus 1 1/4% or a Eurodollar rate plus 2 1/2%. Commitments under the Revolving Credit Agreement expire and all loans thereunder will be due and payable on March 31, 1999.

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

     The Revolving Credit Agreement is secured by all trade receivables and inventory owned by Wireless from time to time and by all of the capital stock of PageMart owned by Wireless. As of December 31, 1998, the maximum amount available under the Revolving Credit Agreement was $24.8 million.

     On January 15, 1998, the Company amended the Revolving Credit Agreement to provide for the changes in debt and corporate structure that occurred with the Refinancing and the Merger.

     Maturities of long-term debt, at accreted value, and amounts outstanding under the Vendor Financing Agreement are as follows (in thousands):

FOR THE YEAR ENDING
   DECEMBER 31,
-------------------
      1999..............................................................  $  1,238
      2000..............................................................     2,071
      2001..............................................................     1,967
      2002..............................................................     2,230
      2003..............................................................     2,179
      Thereafter........................................................   453,632
                                                                          --------
                                                                          $463,317
                                                                          ========

8. COMMITMENTS AND CONTINGENCIES

     The Company has entered into various operating lease agreements for office space, office equipment and transmission equipment sites. Total rent expense for 1996, 1997 and 1998 was approximately $13,496,000, $18,379,000 and $26,749,000, respectively.

     Future minimum lease payments related to the Company's operating leases are as follows (in thousands):

FOR THE YEAR ENDING                                                        OPERATING
   DECEMBER 31,                                                             LEASES
-------------------                                                        ---------
      1999...............................................................    $21,131
      2000...............................................................     17,871
      2001...............................................................     13,699
      2002...............................................................      9,924
      2003...............................................................      6,623
      Thereafter.........................................................     18,523
                                                                             -------
      Total minimum lease payments.......................................    $87,771
                                                                             =======

     The Company is party to various legal proceedings arising out of the ordinary course of business. The Company believes, based on the advice of legal counsel, that there is no proceeding, either threatened or pending, against the Company that could result in a material adverse effect on the results of operations or financial condition of the Company.

     In December 1995, the Company transferred certain intellectual property to a significant vendor in exchange for certain benefits which will be recognized over a forty-seven month period. The Company also committed to purchase $40 million in network infrastructure equipment over a forty-seven month period as part of this transaction. Through December 31, 1998, the Company had purchased $31.9 million of network infrastructure under this purchase commitment.

9. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating the fair value disclosures for its financial instruments. For cash and cash equivalents, the carrying amounts reported in the Consolidated Balance Sheets are equal to fair value. For debt, the estimated fair value is based upon quoted market prices for publicly traded debt and based on the appropriate interest rate at year-end for all other debt.

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1997 and 1998, are as follows (in thousands):

                                                      DECEMBER 31, 1997     DECEMBER 31, 1998
                                                     -------------------   -------------------
                                                     CARRYING     FAIR     CARRYING     FAIR
                                                      AMOUNT     VALUE      AMOUNT     VALUE
                                                     --------   --------   --------   --------
Cash and cash equivalents.........................   $  8,337   $  8,337   $ 17,476   $ 17,476
Long-term debt....................................   $292,099   $275,666   $463,317   $381,157

10. STOCKHOLDERS' (DEFICIT) EQUITY

PREFERRED STOCK

     Under the Company's Certificate of Incorporation, the Board of Directors has the power to authorize the issuance of one or more classes or series of preferred stock and to fix the designations, powers, preferences and relative, participating, optional or other rights, if any, and the qualifications, limitations or restrictions thereof, if any, with respect to each such class or series of preferred stock. At December 31, 1997 and 1998, there were 10 million shares of preferred stock authorized with a par value of $.0001 and none of the authorized shares of preferred stock were issued and outstanding.

COMMON STOCK

     In October 1993 in connection with issuance of the 12 1/4% Notes (see Note
7), the Company issued warrants to purchase 627,900 shares of its common stock for $3.26 per share. The warrants were valued at $5.50 per share at the date issued. The warrants may be exercised at any time prior to December 31, 2003. Warrants that are not exercised by such date will expire. As of December 31, 1998, 578,450 of the warrants were outstanding.

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

                                                                           SHARES ISSUED AND
                                                                              OUTSTANDING
                                                                        -----------------------
                                                                             DECEMBER 31,
                                                             SHARES     -----------------------
                                                           AUTHORIZED      1997         1998
                                                           ----------   ----------   ----------
Class A Convertible Common Stock, $.0001 par value per
  share (the "Class A Common Stock")....................   60,000,000   34,115,157   34,536,512
Class B Convertible Non-Voting Common Stock, $.0001 par
  value per share (the "Class B Common Stock")..........   12,000,000    3,809,363    3,809,363
Class C Convertible Non-Voting Common Stock, $.0001 par
  value per share (the "Class C Common Stock")..........    2,000,000    1,428,472    1,428,472
Class D Convertible Non-Voting Common Stock, $.0001 par
  value per share (the "Class D Common Stock")..........    1,000,000      679,945      623,945
                                                           ----------   ----------   ----------
                                                           75,000,000   40,032,937   40,398,292
                                                           ==========   ==========   ==========

     Upon filing of the Amended Certificate, all shares of previously outstanding common stock were automatically converted into shares of Class A Common Stock, and all shares of previously outstanding non-voting common stock issued in the Unit Offering were converted into shares of Class D Common Stock. Additionally, pursuant to the Stockholders' Agreement, a number of shares of Class A Common Stock owned by certain institutional investors were automatically converted into shares of Class B Common Stock and Class C Common Stock.

     Class A Common Stock, Class B Common Stock and Class C Common Stock are convertible by certain institutional investors subject to voting control and regulatory restrictions at any time at the option of the holder, in accordance with the terms of the Amended Certificate. Class A Common Stock is convertible by certain holders thereof into either Class B or C Common Stock. Classes B, C and D Common Stock are convertible to Class A Common Stock. During the year ended December 31, 1998, certain holders of Class D Common Stock exercised their right under the Stockholder's Agreement and converted 56,000 shares into Class A Common Stock.

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

     On March 20, 1995, the Company granted to a strategic partner warrants to purchase a total of 206,748 shares of the Company's common stock at an exercise price of $10.00 all of which are outstanding at December 31, 1998. The warrants may be exercised in whole or in part starting on March 20, 1997 and expire on March 21, 2005.

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

     Following is a schedule of common stock reserved at December 31, 1998:

                                                               SHARES
                                                              ---------
Exercise of common stock warrants...........................    785,198
Exchange of Canada Holding shares...........................    714,286
Stock option/stock issuance plan............................  6,159,775
Employee Stock Purchase Plan................................    389,057
Non-Employee/Director Stock Option Plan.....................    100,000
                                                              ---------
                                                              8,148,316
                                                              =========

11. STOCK OPTION/STOCK ISSUANCE/STOCK PURCHASE PLANS

                            STOCK COMPENSATION PLANS

     At December 31, 1998, the Company has three stock-based compensation plans, the 1991 Stock Option/Issuance Plan, the 1996 Nonqualified Stock Option Plan for Non-Employee Directors and the Employee Stock Purchase Plan. The Company applies Accounting Principles Board Opinion 25 and related Interpretations to account for expenses related to its plans. Accordingly, no compensation costs have been recognized for its fixed option plans or its employee stock purchase plan. If compensation costs for these plans had been determined based on the fair value at the grant dates for awards under the plans consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                          1996       1997       1998
                                                        --------   --------   --------
Net loss (in 000's).....................  As reported   $(48,598)  $(43,887)  $(59,316)
                                          Pro forma      (50,095)   (46,568)   (62,446)
Basic and diluted loss per share........  As reported   $  (1.30)  $  (1.10)  $  (1.47)
                                          Pro forma        (1.34)     (1.17)     (1.55)

                            FIXED STOCK OPTION PLANS

     The Company has two fixed stock option plans. Under the Fifth Amended and Restated 1991 Stock Option Plan, ("1991 Plan"), the Company may grant options to its employees for up to 7,500,000 shares of Class A Common Stock. Under the 1996 Nonqualified Stock Option Plan for Non-Employee Directors, ("Directors Plan"), the Company may grant options to its non-employee directors for up to 100,000 shares of common stock. Under both plans, the exercise price of each option equals the market price of the Company's stock at the close of the market on the date of grant and an option's maximum term is 10 years. Options are granted at various times during the year and generally vest over a five year period under the 1991 Plan and over a three year period under the Directors Plan. Both plans are administered by the Board of Directors.

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

     The pro forma net loss and loss per share amounts disclosed above reflect the SFAS 123 adjustment for pro forma compensation cost for the fair value of each option grant, which was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                              1996    1997    1998
                                                              ----    ----    ----
1991 PLAN:
  Dividend yield............................................    --      --      --
  Expected volatility.......................................  40.0%   47.3%   48.2%
  Average risk-free interest rate...........................   6.4%    6.3%    5.1%
  Expected term in years....................................   8.2     8.7     8.1
DIRECTORS PLAN:
  Dividend yield............................................    --      --      --
  Expected volatility.......................................  40.0%   40.0%   48.2%
  Average risk-free interest rate...........................   6.7%    6.7%    4.5%
  Expected term in years....................................   8.2     8.2    10.0

     A summary of the status of the Company's 1991 Plan and Directors Plan as of December 31, 1996, 1997 and 1998 and changes during the years ending on these dates is presented below:

                                   1991 PLAN

                                                 1996                1997                1998
                                           -----------------   -----------------   -----------------
                                                    WEIGHTED            WEIGHTED            WEIGHTED
                                                    AVERAGE             AVERAGE             AVERAGE
                                           SHARES   EXERCISE   SHARES   EXERCISE   SHARES   EXERCISE
                                           (000)     PRICE     (000)     PRICE     (000)     PRICE
                                           ------   --------   ------   --------   ------   --------
Outstanding at beginning of year........   2,669     $6.59      3,473    $7.09     4,276     $7.12
Granted.................................   1,126      8.49      2,502     8.36     2,277      7.61
Exercised...............................     (64)     5.24       (135)    4.19      (329)     4.86
Forfeited...............................    (258)     8.51     (1,564)    9.28      (573)     8.57
                                           -----               ------              -----
Outstanding at end of year..............   3,473     $7.09      4,276    $7.12     5,651     $7.30
                                           =====               ======              =====

Options exercisable at year-end.........   1,077     $5.19      1,502    $5.26     1,892     $6.19
                                           =====               ======              =====

Weighted-average fair value of options
  granted during the year...............             $5.02               $4.74               $4.68
                                                     =====               =====               =====

                                 DIRECTORS PLAN

                                                 1996                1997                1998
                                           -----------------   -----------------   -----------------
                                                    WEIGHTED            WEIGHTED            WEIGHTED
                                                    AVERAGE             AVERAGE             AVERAGE
                                           SHARES   EXERCISE   SHARES   EXERCISE   SHARES   EXERCISE
                                           (000)     PRICE     (000)     PRICE     (000)     PRICE
                                           ------   --------   ------   --------   ------   --------
Outstanding at beginning of year.........    --      $   --      25      $12.00      25      $12.00
Granted..................................    25       12.00      --          --      25        6.05
Exercised................................    --          --      --          --      --          --
Forfeited................................    --          --      --          --      --          --
                                             --                  --                  --
Outstanding at end of year...............    25      $12.00      25      $12.00      50      $ 9.03
                                             ==                  ==                  ==

Options exercisable at year-end..........     6      $12.00      15      $12.00      23      $12.00
                                             ==                  ==                  ==

Weighted-average fair value of options
  granted during the year................            $ 7.04              $   --              $ 3.93
                                                     ======              ======              ======

     The following table summarized information about fixed stock options outstanding at December 31, 1998:

                                OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                  -----------------------------------------------   ----------------------------
                    NUMBER       WEIGHTED-AVG.                        NUMBER
   RANGE OF       OUTSTANDING      REMAINING       WEIGHTED-AVG.    EXERCISABLE   WEIGHTED-AVG.
EXERCISE PRICES   AT 12/31/98   CONTRACTUAL LIFE   EXERCISE PRICE   AT 12/31/98   EXERCISE PRICE
---------------   -----------   ----------------   --------------   -----------   --------------

      1991 PLAN

$ 0.00 to  2.00      122,317          3.0              $ 0.91          122,317        $ 0.91
  2.01 to  4.00      348,367          4.4                3.26          348,367          3.26
  4.01 to  6.00      112,967          7.7                5.60           49,670          5.42
  6.01 to  8.00    3,017,398          8.0                6.60        1,139,171          6.92
  8.01 to 10.00    2,039,572          9.1                9.49          227,337          9.93
 10.01 to 12.00       10,350          7.4               10.81            5,196         10.82

 DIRECTORS PLAN

$ 0.00 to 12.00       50,000          8.5              $ 9.03           22,915        $12.00

                          EMPLOYEE STOCK PURCHASE PLAN

     Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 500,000 shares of common stock to its eligible employees. Under terms of the Plan, employees can choose on January 1 and July 1 of each year to have a portion of their earnings not to exceed $25,000 of market value per year withheld to purchase the Company's common stock. The purchase price of the stock is 90 percent of the lower of the market price on the grant date or the market price on the June 30 or December 31 immediately following the grant date of an option. Under the Plan, the Company sold 31,275 shares to employees in 1996, 44,616 shares in 1997 and 35,052 shares in 1998. The weighted-average fair value of the purchased rights granted in 1996 was $2.14, $1.65 in 1997 and $2.06 in 1998. The pro forma net loss and loss per share amounts disclosed above reflect the SFAS 123 adjustment for pro forma compensation cost for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions:

                                                              1996    1997    1998
                                                              ----    ----    ----
EMPLOYEE STOCK PURCHASE PLAN:
  Dividend yield............................................    --      --      --
  Expected volatility.......................................  40.0%   47.3%   48.2%
  Average risk-free interest rate...........................   6.3%    5.4%    5.4%
  Expected term in years....................................   0.5     0.5     0.5

12. FEDERAL INCOME TAXES

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events which have been recognized in the Company's financial statements. The Company had approximately $222.6 million of net operating loss carryforwards for federal income tax purposes at December 31, 1998. The net operating loss carryforwards will expire in the years 2004 through 2018 if not previously utilized. The utilization of these carryforwards is subject to certain limitations. Of the net operating loss carryforwards at December 31, 1998, management has estimated that approximately $38.9 million is subject to an annual utilization limit of $4.8 million.

     In connection with the adoption of SFAS 109, the Company has recorded a valuation reserve equal to its net deferred tax asset at each reporting period as management believes that it is more likely than not that such asset will not be realized, due to historical and anticipated future operating losses. Accordingly, the adoption of SFAS 109 did not have an effect on the Company's financial position or results of operations. Management will evaluate the appropriateness of the reserve in the future based upon historical and operating results of the Company.

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

                                                            DECEMBER 31,              DECEMBER 31,
                                                                1997        CHANGE        1998
                                                            ------------   --------   ------------
Gross deferred tax asset:
  Net operating loss carryforwards........................    $ 53,545     $ 22,123    $  75,668
  Bad debt reserve........................................       4,209       (3,731)         478
  Inventory reserve.......................................       3,467       (3,528)         (61)
  Accretion of Senior Discount Notes......................      35,544       13,697       49,241
  Other...................................................       1,379         (120)       1,259
                                                              --------     --------    ---------
                                                                98,144       28,441      126,585
Gross deferred tax liability:
  Depreciation............................................     (11,289)       7,195       (4,094)
                                                              --------     --------    ---------
                                                                86,855       35,636      122,491
     Valuation allowance..................................     (86,855)     (35,636)    (122,491)
                                                              --------     --------    ---------
     Net deferred tax asset...............................    $     --     $     --    $      --
                                                              ========     ========    =========

13. EXTRAORDINARY ITEMS

     In connection with the Refinancing (as discussed in Note 7), the Company incurred an extraordinary charge of approximately $13.8 million in the first quarter of 1998 related to the early retirement of debt.

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

     The Company initiated its recovery plan by re-orienting its satellite links to its back-up satellites. In order to re-orient the satellite links, the Company realigned satellite dish antennas on each of its approximately 2,000 transmission sites to receive the back-up satellites' signals. Although the satellite failure was beyond the Company's control, the Company provided its customers with a two-day airtime credit to compensate them for the period when they were unable to receive messages. The Company incurred $3.8 million of costs (including the airtime credit)during the three months ended June 30, 1998 and has recorded these costs as an extraordinary charge.

14. START-UP COSTS

     In April, 1998, the AICPA (AcSEC -- Accounting Standards Executive Committee) issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). The intent of SOP 98-5 is to have all companies account for start-up costs consistently. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The initial application of this SOP is reported as the cumulative effect of change in accounting principle as described in Accounting Principles Board Opinion No. 20, Accounting Changes.

     The Company has not capitalized "start-up" costs as defined by SOP 98-5. Therefore, the adoption of SOP 98-5 will have no effect on the Company's financial statements.

15. COMPREHENSIVE INCOME (LOSS)

     In January 1998, the Company adopted the Financial Accounting Standards Board Statement No. 130 -- Reporting Comprehensive Income, which establishes standards for reporting comprehensive income and its components within the financial statements. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income components are immaterial for the periods ended December 31, 1998 and 1997; therefore, comprehensive income is the same as net income for both periods.

16. RELATED-PARTY TRANSACTIONS

     In connection with the Unit Offering completed in 1995 (see Note 7), the Company incurred $3.8 million in fees to an affiliate of a shareholder. In addition, an affiliate of a shareholder acted as an underwriter of the Company's initial public offering in June 1996 and received $2.0 million in compensation in the form of an underwriter's discount. An affiliate of a shareholder also acted as placement agent for the 11 1/4% Notes offering and received compensation from the Company in the amount of $8.1 million for acting in such capacity.

     As of December 31, 1998, the president and certain other officers of the Company are indebted to the Company in the aggregate amount of $573,000 under promissory notes issued in connection with the purchase of the Company's common stock (the "Notes"). The Notes have terms ranging from three to four years and are secured by common stock owned by the officers. The Notes bear interest at the Applicable Federal Rate in effect on the date of issuance as published by the Internal Revenue Service. Annual interest rates on the Notes range from 3.55% to 6.90%. Interest is due and payable annually beginning on the first anniversary of the date of each Note. All Notes are included in Stock Subscriptions Receivable in the Consolidated Balance Sheets.

17. SEGMENT REPORTING

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company adopted SFAS 131 for the fiscal year ending December 31, 1998. SFAS 131 establishes accounting standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

     The Company's reportable segments are divisions that offer different products and/or services. They are managed separately because each division requires different technology and management strategies. The Company reports segments based on these divisions as management makes operating decisions and assesses individual performances based on the performance of these segments.

     The Company has three reportable segments: PageMart Paging, PageMart PCS and PageMart International. Through its PageMart Paging division, the Company has constructed and operates a wireless messaging and communications network and provides paging and other one-way wireless messaging services to its subscribers. Through its PageMart PCS division, the Company has constructed and operates an advanced messaging network as an overlay of its one-way network. Advanced messaging service was first offered in Austin and San Antonio, Texas in June of 1998. As of December 15, 1998, advanced messaging services are available to approximately seventy percent of the U.S. population. Through PageMart International, the Company provides messaging services in selected countries on a seamless international network. The Company pursues international opportunities through foreign related entities, interests in joint venture arrangements, or network affiliation agreements between the Company and the owners of foreign networks.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies except for the allocation of debt by divisions.

     The Company has allocated proceeds from equity and debt offerings to its PageMart Paging and PageMart PCS divisions. The methodology the Company has followed to date results in the attribution of the proceeds of each offering based on the specific capital and operating requirements of each division. Positive free cash flow generated by a division is utilized to reduce its respective debt allocation. As of December 31, 1998, $155.9 million and $72.5 million of equity and $125.0 million and $338.3 million of debt have been allocated to PageMart Paging and PageMart PCS, respectively. For the twelve months ended December 31, 1998, interest expense of $18.6 million and $25.2 million was allocated to PageMart Paging and PageMart PCS, respectively.

     The following table sets forth segment financial information related to the Company's various operations (in thousands):

                                                         FISCAL YEAR ENDED DECEMBER 31, 1996
                                                  --------------------------------------------------
                                                  PAGEMART   PAGEMART     PAGEMART
                                                   PAGING      PCS      INTERNATIONAL   CONSOLIDATED
                                                  --------   --------   -------------   ------------
Revenues........................................  $221,592   $     --     $     --        $221,592
Operating loss..................................   (11,465)      (657)        (447)        (12,569)
Interest expense................................    16,137     18,904           --          35,041
Interest income.................................       153        987           --           1,140
Net loss........................................   (27,638)   (18,574)      (2,386)        (48,598)
EBITDA(1).......................................     9,727       (657)        (447)          8,623
Total assets....................................   160,719    151,108        1,793         313,620
Capital expenditures............................    50,838     12,966           --          63,804

                                                         FISCAL YEAR ENDED DECEMBER 31, 1997
                                                  --------------------------------------------------
                                                  PAGEMART   PAGEMART     PAGEMART
                                                   PAGING      PCS      INTERNATIONAL   CONSOLIDATED
                                                  --------   --------   -------------   ------------
Revenues........................................  $277,605   $     --     $    173        $277,778
Operating loss..................................    (1,887)      (207)        (497)         (2,591)
Interest expense................................    18,679     19,820           --          38,499
Interest income.................................        65        436           --             501
Net loss........................................   (20,987)   (19,591)      (3,309)        (43,887)
EBITDA(1).......................................    27,774        (16)        (497)         27,261
Total assets....................................   175,359    185,943          574         361,876
Capital expenditures............................    32,169     35,337           --          67,506

                                                        FISCAL YEAR ENDED DECEMBER 31, 1998
                                                ----------------------------------------------------
                                                PAGEMART   PAGEMART      PAGEMART
                                                 PAGING      PCS       INTERNATIONAL    CONSOLIDATED
                                                --------   --------   ---------------   ------------
Revenues......................................  $311,469   $     96       $    87         $311,652
Operating income (loss).......................    17,603    (14,506)         (647)           2,450
Interest expense..............................    18,636     25,162            --           43,798
Interest income...............................        42      3,145            --            3,187
Loss before extraordinary items...............      (893)   (37,284)       (3,533)         (41,710)
EBITDA(1).....................................    55,208     (8,691)         (647)          45,870
Total assets..................................   166,766    325,118         2,171          494,055
Capital expenditures..........................    40,386    128,032           128          168,546

---------------

(1) EBITDA represents earnings (loss) before interest, taxes, depreciation, amortization, other expenses and extraordinary items. EBITDA is a financial measure commonly used in the paging industry. EBITDA is not derived pursuant to generally accepted accounting principles ("GAAP"), and therefore should not be construed as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company.

18. SUBSEQUENT EVENT

     On March 23, 1999, the Company entered into a four year credit agreement with Bankers Trust Company and Morgan Stanley Senior Funding, Inc. which provides for a $100 million credit facility (the "Credit Facility"). The Credit Facility replaces the Revolving Credit Agreement (see Note 7), which was simultaneously terminated. The Credit Facility provides for $75 million of multi-draw term loans (the "Term Loans") and $25 million of revolving loans (the "Revolving Loans"). As of March 23, 1999, $50 million was immediately available to the Company, $10 million of which was Revolving Loans. On March 24, 1999, the Company borrowed $25 million in Term Loans pursuant to terms of the Credit Facility. Approximately $12 million of the initial borrowing was used to repay amounts outstanding under the Vendor Financing Arrangement (see Note 7) and to fund the fees and expenses of the Credit Facility.

     The Credit Facility bears interest at the U.S. prime rate plus 2.75% or at LIBOR plus 3.75%. The interest rate on the amounts borrowed on March 24, 1998 was 11.0%. Further availability of the Credit Facility beyond the initial $50 million is based on the Company's achievement of certain minimum targets for advanced messaging subscriber units in service.

     The Credit Facility contains certain restrictive covenants that, among other things, limits the ability of the Company to incur indebtedness, pay dividends, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets, enter into leases and engage in mergers and consolidations, and requires the Company to maintain certain operating and financial performance measures and limits the ability of the Company to make capital expenditures.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of PageMart Wireless, Inc.:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of PageMart Wireless, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 1998, included in this Form 10-K and have issued our report thereon dated February 3, 1999 (except with respect to the matter discussed in Note 18, as to which the date is March 26,
1999). These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II -- Valuation and Qualifying Accounts is not a required part of the basic consolidated financial statements but is supplementary information required by the Securities and Exchange Commission. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                            /s/ ARTHUR ANDERSEN LLP

Dallas, Texas,
March 26, 1999

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                            ADDITIONS
                                                     -----------------------
                                        BALANCE AT   CHARGED TO   CHARGED TO
                                        BEGINNING    COSTS AND      OTHER                    BALANCE AT
             DESCRIPTION                OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   END OF PERIOD
             -----------                ----------   ----------   ----------   ----------   -------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31, 1998..........    $7,170      $11,130        $ --       $15,720(a)     $2,580
Year Ended December 31, 1997..........    $4,776      $10,910        $ --       $ 8,516(a)     $7,170
Year Ended December 31, 1996..........    $4,534      $ 6,986        $ --       $ 6,744(a)     $4,776

---------------

(a) Accounts written off as uncollectible, net of recoveries.

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          3.1            Restated Certificate of Incorporation of PageMart Wireless,
                            Inc. (filed as an exhibit to the Registration Statement
                            on Form S-1 of the Company (Reg. No. 33-03012), and
                            incorporated herein by reference).
          3.2            Certificate of Amendment to Restated Certificate of
                            Incorporation of PageMart Wireless, Inc. dated December
                            28, 1995 (filed as an exhibit to the Registration
                            Statement on Form S-1 of the Company (Reg. No. 33-03012),
                            and incorporated herein by reference).
          3.3            By-laws of PageMart Wireless, Inc. (filed as an exhibit to the Form 10-K of the Company for the fiscal year ended
                            December 31, 1997, and incorporated herein by reference.)
          3.4            Certificate of Amendment to Restated Certificate of
                            Incorporation of PageMart Wireless, Inc. dated May 9,
                            1996 (filed as an exhibit to the Registration Statement
                            on Form S-1 of the Company (Reg. No. 33-03012), and
                            incorporated herein by reference).
          3.5            Certificate of Ownership and Merger merging PageMart, Inc.
                            into PageMart Wireless, Inc.
          4.1            Indenture, dated as of January 28, 1998, between PageMart
                            Wireless, Inc. and United States Trust Company of New
                            York, as Trustee, relating to the 11 1/4% Senior
                            Subordinated Discount Notes due 2008. (filed as an
                            exhibit to the Form 10-K of the Company for the fiscal
                            year ended December 31, 1997, and incorporated herein by
                            reference).
          4.2            Indenture, dated as of January 17, 1995, between PageMart
                            Wireless, Inc. and United States Trust Company of New
                            York, as Trustee, relating to the 15% Senior Discount
                            Notes due 2005. (filed as an exhibit to the Registration
                            Statement on Form S-1 of the Company (Reg. No. 33-91142),
                            and incorporated herein by reference).
          4.3            First Supplemental Indenture, dated as of December 31, 1997, among PageMart Wireless, Inc. and United States Trust
                            Company of New York, as Trustee (filed as an exhibit to
                            the Form 8-K of the Company dated January 28, 1998, and
                            incorporated herein by reference).
         10.1            Warrant Agreement, dated as of October 19, 1993, between
                            PageMart, Inc. and United States Trust Company of New
                            York, as Warrant Agent, relating to the Warrants to
                            purchase Common Stock of the Company (filed as an exhibit
                            to the Form 10-K of the Company for the fiscal year ended
                            December 31, 1994, and incorporated herein by reference).
         10.2            Telecommunications Service Agreement, dated May 29, 1992,
                            between PageMart, Inc. and Wiltel, Inc. (filed as an
                            exhibit to the Registration Statement on Form S-1 of the
                            Company (Reg. No. 33-91142), and incorporated herein by
                            reference).
         10.3            Second Amended and Restated Satellite Services Supplemental
                            Agreement, dated as of July 1, 1998, between PageMart
                            Wireless, Inc. and AvData Systems, Inc.(1)
         10.4            Satellite Services and Space Segment Lease Agreement, dated
                            January 2, 1995, between PageMart, Inc. and SpaceCom
                            Systems, Inc. (filed as an exhibit to the Registration
                            Statement on Form S-1 of the Company (Reg. No. 33-91142),
                            and incorporated herein by reference).

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.5            Credit Agreement, dated as of March 23, 1999, by and among
                            PageMart Wireless, Inc., and the Lenders and Agents named
                            therein.
         10.6            Security Agreement, dated as of March 23, 1999, among
                            PageMart Wireless, Inc., and the Lenders and Agent named
                            therein.
         10.7            Pledge Agreement, dated as of March 23, 1999 among PageMart
                            Wireless, Inc. and the Lenders and Collateral Agent named
                            therein.
         10.8            Promissory Note and Security Agreement, dated May 21, 1997, between PageMart, Inc. and Glenayre Electronics, Inc.
                            (filed as an exhibit to the Form 10-Q of the Company for
                            the quarter ended June 30, 1997, and incorporated herein
                            by reference).
         10.9            Modification and Reaffirmation Agreement, dated March 12,
                            1998, between PageMart Wireless, Inc. and Glenayre
                            Electronics, Inc. (filed as an exhibit to the Form 10-Q
                            of the Company for the quarter ended March 31, 1998, and
                            incorporated herein by reference).
         10.10           Amended and Restated Agreement Among Certain Stockholders of
                            PageMart Nationwide, Inc. dated as of September 19, 1995
                            (filed as an exhibit to the Form 8-K of the Company dated
                            October 6, 1995, and incorporated herein by reference).
         10.11           Amendment No. 1 to Amended and Restated Agreement Among
                            Certain Stockholders, dated as of October 1, 1997, among
                            PageMart Wireless, Inc. and certain of its stockholders
                            (filed as an exhibit to the Form 10-K of the Company for
                            the fiscal year ended December 31, 1997, and incorporated
                            herein by reference).
         10.12           Subscription Agreement dated as of July 7, 1995 among
                            PageMart Nationwide, Inc., PageMart Canada Holding
                            Corporation and TD Capital Group Ltd. (filed as an
                            exhibit to the Registration Statement on Form S-1 of the
                            Company (Reg. No. 33-03012), and incorporated herein by
                            reference).
         10.13           Agreement Among Stockholders among PageMart Nationwide,
                            Inc., PageMart International, Inc., TD Capital Group
                            Ltd., PageMart Canada Limited. (filed as an exhibit to
                            the Registration Statement on Form S-1 of the Company
                            (Reg. No. 33-03012), and incorporated herein by
                            reference).
         10.14           Equipment Purchase Agreement, dated as of January 26, 1996, between Motorola, Inc. and PageMart Wireless, Inc. (filed
                            as an exhibit to the Form 10-K of the Company for the
                            fiscal year ended December 31, 1995, and incorporated
                            herein by reference)(1).
         10.15           Technology Asset Agreement, dated as of December 1, 1995,
                            between Motorola, Inc. and PageMart Wireless, Inc. (filed
                            as an exhibit to the Form 10-K of the Company for the
                            fiscal year ended December 31, 1995, and incorporated
                            herein by reference)(1).
         10.16           PageMart Wireless, Inc. Employee Stock Purchase Plan (filed as an exhibit to the Registration Statement on Form S-1
                            of the Company (Reg. No. 33-03012), and incorporated
                            herein by reference).
         10.17           PageMart Wireless, Inc. Nonqualified Formula Stock Option
                            Plan for Non-Employee Directors. (filed as an exhibit to
                            the Registration Statement on Form S-1 of the Company
                            (Reg. No. 33-03012), and incorporated herein by
                            reference).

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.18           Office Lease Agreement, dated as of November 26, 1996,
                            between Crescent Real Estate Equities Limited and
                            PageMart Wireless, Inc. (filed as an exhibit to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1996, and incorporated herein by
                            reference).
         10.19           PageMart Wireless, Inc. Fifth Amended and Restated 1991
                            Stock Option Plan (filed as an exhibit to the definitive
                            proxy statement of the Company dated April 18, 1997, and
                            incorporated herein by reference).
         10.20           Severance and Reimbursement Agreement, dated September 12,
                            1997, between PageMart Wireless, Inc. and N. Ross
                            Buckenham (filed as an exhibit to the Form 10-Q of the
                            Company for the quarter ended September 30, 1997, and
                            incorporated herein by reference).
         10.21           Resale Agreement, dated September 1, 1998, between PageMart
                            Wireless, Inc. and GTE Communications System
                            Corporation.(1)
         10.22           Strategic Alliance Agreement No. 1, dated September 15,
                            1994, between GTE Service Corporation and PageMart, Inc.
                            (filed as an exhibit to the Registration Statement on
                            Form S-1 of the Company (Reg. No. 33-91142), and
                            incorporated herein by reference).
         10.23           Strategic Alliance Agreement No. 2, dated October 13, 1994, between GTE Service Corporation and PageMart, Inc. (filed
                            as an exhibit to the Form 10-K of the Company for the
                            fiscal year ended December 31, 1994, and incorporated
                            herein by reference).
         10.24           Resale Agreement, dated as of December 12, 1997, between
                            PageMart Wireless, Inc. and GTE Communications
                            Corporation (filed as an exhibit to the Form 10-K of the
                            Company for the fiscal year ended December 31, 1997, and
                            incorporated herein by reference).(1)
         10.25           Third Amended and Restated 1991 Stock Issuance Plan (filed as an exhibit to the Registration Statement on Form S-8
                            (Reg. No. 33-98116), and incorporated herein by
                            reference).
         10.26           Resale Agreement between GTE MobileNet Service Corp.,
                            licensee and PageMart, Inc., licensor dated July 1, 1996
                            (filed as an exhibit to the Form 10-K of Company for the
                            fiscal year ended December 31, 1997, and incorporated
                            herein by reference).(1)
         11.1            Computation of per share earnings (loss) for the three
                            months ended December 31, 1998.
         11.2            Computation of per share earnings (loss) for the three
                            months ended December 31, 1997.
         11.3            Computation of per share earnings (loss) for the three
                            months ended December 31, 1996.
         11.4            Computation of per share earnings (loss) for the year ended
                            December 31, 1998.
         11.5            Computation of per share earnings (loss) for the year ended
                            December 31, 1997.
         11.6            Computation of per share earnings (loss) for the year ended
                            December 31, 1996.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         12.1            Computation of Ratio of Earnings to Fixed Charges for years ended December 31, 1993, 1994, 1995, 1996, 1997 and 1998
                            and the three months ended December 31, 1998.
         21.1            PageMart Wireless, Inc. Subsidiaries.
         23.1            Consent of Arthur Andersen LLP.
         27.1            Financial Data Schedule for the year ended December 31,
                            1998.

---------------

(1) The Company has requested confidential treatment for certain portions of this agreement.