Form 10-Q
period 1999-03-31
PAGEMART WIRELESS INC
filed 1999-05-17
CIK 947268

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
            ========================================================
                                   FORM 10-Q

                                   (MARK ONE)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


    YES    [X]                                               NO   [ ]


As of April 30, 1999, there were 34,558,012, 3,809,363, 1,428,472 and 616,945 shares of the registrant's class A, class B, class C and class D common stock outstanding, respectively.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                                            PAGE
                                                                                                          ----
ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1998
               AND MARCH 31, 1999......................................................................... 3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
              MONTHS ENDED MARCH 31, 1998 AND 1999........................................................ 4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
              MONTHS ENDED MARCH 31, 1998 AND 1999........................................................ 5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS............................................. 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS....................................................................... 8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................20


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS................................................................................21

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................................................21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................................................21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................21

ITEM 5.  OTHER INFORMATION................................................................................21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................................................21

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                              December 31,      March 31,
                                                                                  1998            1999
                                                                              ------------    ------------
                                                                                               (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                $     17,476    $     15,464
     Short-term investments                                                          1,000           1,000
     Accounts receivable, net                                                       38,304          44,241
     Inventories                                                                     6,747           7,627
     Prepaid expenses and other current assets                                      11,010          11,133
                                                                              ------------    ------------
           Total current assets                                                     74,537          79,465

Property and equipment, net                                                        274,179         267,716

Narrowband licenses, net                                                           132,555         131,723

Other assets                                                                        12,784          15,600
                                                                              ------------    ------------
           Total assets                                                       $    494,055    $    494,504
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Accounts payable                                                         $     38,703    $     33,213
     Deferred revenue                                                               57,512          59,416
     Current maturities of long-term debt                                            1,238            --
     Other current liabilities                                                      23,297          22,903
                                                                              ------------    ------------
           Total current liabilities                                               120,750         115,532

Long-term debt                                                                     462,079         492,905

Other long-term liabilities                                                          1,248           1,248

Stockholders' (deficit) equity:
     Common stock, $.0001 par value per share, 75,000,000 shares authorized
       40,398,292 and 40,412,792 shares issued
       at December 31, 1998 and March 31, 1999, respectively                             4               4
     Additional paid-in capital                                                    228,438         228,461
     Accumulated deficit                                                          (317,891)       (343,094)
     Stock subscriptions receivable                                                   (573)           (552)
                                                                              ------------    ------------
           Total stockholders' (deficit) equity                                    (90,022)       (115,181)
                                                                              ------------    ------------
           Total liabilities and stockholders' (deficit) equity               $    494,055    $    494,504
                                                                              ============    ============




     The accompanying notes to condensed consolidated financial statements are integral part of these financial statements

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                         1998            1999
                                                     ----------------------------
Revenues:
     Recurring revenues                              $     60,875    $     64,723
     Equipment revenues                                    16,319           8,731
                                                     ------------    ------------
           Total revenues                                  77,194          73,454

Cost of equipment sold                                     20,620          10,927
                                                     ------------    ------------

                                                           56,574          62,527

Operating expenses:
     Technical                                             12,494          18,715
     Selling                                               13,897          13,926
     General and administrative                            20,160          21,078
     Depreciation and amortization                          8,602          18,650
                                                     ------------    ------------
           Total operating expenses                        55,153          72,369
                                                     ------------    ------------

           Operating income (loss)                          1,421          (9,842)

Other (income) expense:
     Interest expense                                      11,609          15,025
     Interest income                                         (972)           (205)
     Other                                                    765             541
                                                     ------------    ------------
           Total other (income) expense                    11,402          15,361
                                                     ------------    ------------

Loss before extraordinary item                             (9,981)        (25,203)
Extraordinary item:
     Early retirement of debt                             (13,808)           --
                                                     ------------    ------------
Net loss                                             $    (23,789)   $    (25,203)
                                                     ============    ============


Net loss per share:
     (basic and diluted)
     Loss before extraordinary item                  $      (0.25)   $      (0.62)
     Extraordinary item                                     (0.34)           --
                                                     ------------    ------------
     Net loss                                        $      (0.59)   $      (0.62)
                                                     ============    ============

Weighted average number
  of shares outstanding
     (basic and diluted)                                   40,082          40,399
                                                     ============    ============


     The accompanying notes to condensed consolidated financial statements are integral part of these financial statements

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                                 1998            1999
                                                                             ------------    ------------
Cash flows from operating activities:
     Net loss                                                                $    (23,789)   $    (25,203)
     Adjustments to reconcile net loss to
        net cash provided by (used in) operating activities:
        Extraordinary item                                                         13,808            --
        Depreciation and amortization                                               8,602          18,650
        Provision for bad debt                                                      2,542           1,961
        Accretion of discount on senior discount notes                             10,472          14,273
        Amortization of deferred debt issuance costs                                  268             315
        Changes in certain assets and liabilities:
          (Increase) decrease in accounts receivable                                3,772          (7,898)
          (Increase) decrease in inventories                                        1,216            (880)
          (Increase) decrease in prepaid expenses and other current assets            273            (123)
          Increase in other assets                                                   (684)             13
          Increase (decrease) in accounts payable                                   8,781          (5,490)
          Increase in deferred revenue                                              4,647           1,904
          Decrease in other current liabilities                                    (7,928)           (394)
                                                                             ------------    ------------
               Net cash provided by (used in) operating activities                 21,980          (2,872)
                                                                             ------------    ------------

Cash flows from investing activities:
     Purchases of property and equipment                                          (34,205)        (11,277)
     Other                                                                             (6)            (20)
                                                                             ------------    ------------
               Net cash used in investing activities                              (34,211)        (11,297)
                                                                             ------------    ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock under
        the stock option/stock issuance plan                                          412              23
     Payments of stock subscriptions receivable                                        40              21
     Retirement of 12 1/4% Senior Discount Notes                                 (130,689)           --
     Proceeds from issuance of 11 1/4% Senior Subordinated Discount Notes         249,700            --
     Offering Costs related to issuance of 11 1/4% Senior Subordinated
        Discount Notes and retirement of 12 1/4% Senior Discount Notes            (11,876)           --
     Deferred debt issuance costs                                                    --            (3,202)
     Borrowings under Credit Facility                                                --            25,000
     Borrowings on vendor financing arrangement                                     5,268             539
     Payments on vendor financing arrangement                                     (21,249)        (10,224)
                                                                             ------------    ------------
               Net cash provided by financing activities                           91,606          12,157
                                                                             ------------    ------------

Net increase (decrease) in cash and cash equivalents                               79,375          (2,012)

Cash and cash equivalents, beginning of period                                      8,337          17,476

                                                                             ------------    ------------
Cash and cash equivalents, end of period                                     $     87,712    $     15,464
                                                                             ============    ============
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
          Interest                                                           $        579    $        271



      The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1999

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

2.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

    Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform with the current year presentation.

3.  CAPITALIZED INTEREST

    In accordance with Statement of Financial Accounting Standards No. 34 -- Capitalization of Interest Cost, the Company capitalizes interest on certain qualifying assets during the construction period. Interest costs attributable to the construction of the Company's advanced messaging network of $1.3 million were capitalized for the three months ended March 31, 1998. The Company did not capitalize any interest costs for the three months ended March 31, 1999.

4.  LONG-TERM DEBT

    On March 23, 1999, the Company entered into a four-year credit agreement with Bankers Trust Company and Morgan Stanley Senior Funding, Inc. which provides for a $100 million credit facility (the "Credit Facility"). The Credit Facility replaces the $50 million revolving line of credit the Company established on May 11, 1995 with BT Commercial Corporation, as Agent, and Bankers Trust Company, as issuing bank (the "Revolving Credit Agreement"), which was simultaneously terminated. The Credit Facility provides for $75 million of multi-draw term loans (the "Term Loans") and $25 million of revolving loans (the "Revolving Loans"). As of March 23, 1999, $50 million was immediately available to the Company, $10 million of which was Revolving Loans. On March 24, 1999, the Company borrowed $25 million in Term Loans pursuant to terms of the Credit Facility. Approximately $12 million of the initial borrowing was used to repay amounts outstanding under a vendor financing arrangement and to fund the fees and expenses of the Credit Facility.

    The Credit Facility bears interest at the U.S. prime rate plus 2.75% or at LIBOR plus 3.75%. The interest rate on the amounts borrowed on March 24, 1999 was 10.5%. Further availability of the Credit Facility beyond the initial $50 million is based on the Company's achievement of certain minimum targets for advanced messaging subscriber units in service.

    The Credit Facility contains certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets, enter into leases and engage in mergers and consolidations, and requires the Company to maintain certain operating and financial performance measures and limits the ability of the Company to make capital expenditures.



5.  NET LOSS PER SHARE

    Net loss per share amounts as reflected on the statements of operations are based upon the weighted average number of common shares outstanding. Under the provisions of Statement of Financial Accounting Standards No. 128 -- Earning per Share, dilutive securities are excluded from the calculation of earnings per share when there is a net loss because their inclusion would be anti-dilutive. The securities listed below were not included in the computation of dilutive loss per share for the three months ended March 31, 1998 and 1999, since the effect from the conversion would be anti-dilutive.

                       MARCH 31,       MARCH 31,
                         1998            1999
                     ------------    ------------
Stock Options           4,190,721       5,933,930
Warrants                  786,348         785,198
                     ------------    ------------
                        4,977,069       6,719,128
                     ============    ============



6.  COMPREHENSIVE INCOME (LOSS)

    In January 1998, the Company adopted the Financial Accounting Standards Board Statement No. 130--Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting comprehensive income and its components within the financial statements. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income components are immaterial for the three months ended March 31, 1999 and 1998; therefore, comprehensive income is the same as net income for both periods.

7.  SEGMENT REPORTING

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

    The Company has three reportable segments: PageMart Paging, PageMart PCS and PageMart International. Through its PageMart Paging division, the Company has constructed and operates a wireless messaging and communications network and provides paging and other one-way wireless messaging services to its subscribers. Through its PageMart PCS division, the Company has constructed and operates an advanced messaging network as an overlay of its one-way network. As of March 31, 1999, advanced messaging services are available to approximately 90% of the U.S. population. Through PageMart International, the Company provides messaging services in selected countries on a seamless international network. The Company pursues international opportunities through foreign related entities, interests in joint venture arrangements, or network affiliation agreements between the Company and the owners of foreign networks.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, except for the allocation of equity and debt by divisions.

    The Company has allocated proceeds from equity and debt offerings to its PageMart Paging and PageMart PCS divisions. The methodology the Company has followed to date results in the attribution of the proceeds of each offering based on the specific capital and operating requirements of each division. Positive free cash flow generated by a division is utilized to reduce its respective debt allocation. As of March 31, 1999, $156.0 million and $72.5 million of equity and $130.3 million and $362.6 million of debt have been allocated to PageMart Paging and PageMart PCS, respectively. For the three months ended March 31, 1999, interest expense of $5.4 million and $9.6 million was allocated to PageMart Paging and PageMart PCS, respectively.

    The following table sets forth segment financial information related to the Company's various operations (in thousands):

                                                         THREE MONTHS ENDED MARCH 31, 1998
                                           ------------------------------------------------------------
                                                                    (UNAUDITED)

                                             PAGEMART        PAGEMART        PAGEMART
                                              PAGING           PCS         INTERNATIONAL   CONSOLIDATED
                                           ------------    ------------    -------------   ------------
Revenues                                   $     77,161    $       --      $         33    $     77,194
Operating income (loss)                           2,526            (941)           (164)          1,421
Interest expense                                  3,977           7,632            --            11,609
Interest income                                     (32)           (940)           --              (972)
Loss before extraordinary item                   (2,184)         (7,633)           (164)         (9,981)
EBITDA                                           11,008            (821)           (164)         10,023
Total assets                                    249,578         216,530             864         466,972
Capital expenditures                              8,823          25,382            --            34,205




                                                         THREE MONTHS ENDED MARCH 31, 1999
                                           ------------------------------------------------------------
                                                                    (UNAUDITED)

                                             PAGEMART        PAGEMART        PAGEMART
                                              PAGING           PCS         INTERNATIONAL   CONSOLIDATED
                                           ------------    ------------    -------------   ------------
Revenues                                   $     72,702   $        653    $         99    $     73,454
Operating income (loss)                           6,478        (16,168)           (152)         (9,842)
Interest expense                                  5,366          9,659            --            15,025
Interest income                                    --             (205)           --              (205)
Net loss                                          1,068        (25,622)           (649)        (25,203)
EBITDA                                           17,403         (8,443)           (152)          8,808
Total assets                                    159,159        332,479           2,866         494,504
Capital expenditures                              4,456          6,821            --            11,277


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion of the results of operations and financial condition of the Company for the three months ended March 31, 1999 and 1998. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere in this report. Certain prior year's amounts have been reclassified to conform with the current year presentation.

    This Form 10-Q contains statements that constitute forward-looking statements. The words "estimate," "project," "plan," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Readers are cautioned that such forward-looking statements involve risks and uncertainties, and are subject to change based on various important factors. The factors set forth in other filings with the Securities Exchange Commission and the following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and could cause actual results for 1999 and beyond to differ materially from those expressed in any such forward-looking statements - economic conditions and consumer confidence generally in the United States; the ability of the Company to manage its high outstanding indebtedness; the impact of technological change in the telecommunications industry; the future cost of network infrastructure and subscriber equipment; the impact of competition and pricing of paging and wireless messaging services; the timely development and acceptance of new products; changes in regulation by the FCC and various state regulatory agencies; potential technical problems relating to the Company's transmission network for advanced messaging services; and the cost and ability of the Company and third parties upon whose products and services the Company depends to be Year 2000 ready in a timely manner.

GENERAL

    Through its PageMart Paging division, the Company has constructed and operates a wireless messaging and communications network and provides paging and other one-way wireless messaging services to its subscribers. Through its PageMart PCS division, the Company has constructed and operates an advanced messaging network as an overlay of its one-way network. As of March 31, 1999, the Company had substantially completed the buildout of its advanced messaging network and now covers approximately 90% of the U.S. population. The Company has incurred significant capital expenditures and expects to incur significant operating losses and additional capital expenditures associated with the implementation and deployment of its advanced messaging services.

    The Company sells and leases wireless messaging end-user devices to subscribers, retailers and resellers. The Company earns recurring revenues from each subscriber in the form of fixed periodic fees and incurs substantial operating expenses in offering its services, including technical, customer service and general and administrative expenses.

    Since commencing operations in 1990, the Company has invested heavily in its wireless communications network and administrative infrastructure in order to establish nationwide coverage, sales offices in major metropolitan areas, centralized customer service call centers and administrative support functions. The Company incurs substantial fixed operating costs related to its wireless communications infrastructure, which is designed to serve a larger subscriber base than the Company currently serves in order to accommodate growth. In addition, the Company incurs substantial costs associated with new subscriber additions. The Company has sustained consolidated operating losses in each year of operations from inception through the period ending December 31, 1997. Although the Company recognized a $2.5 million operating profit for the year ended December 31, 1998, the Company has sustained an aggregate $12.7 million operating loss for the three year period ended December 31, 1998 and a $9.8 million operating loss for the three months ended March 31, 1999. The Company expects to continue to incur operating losses over the next several years as the Company incurs incremental operating expenses from PageMart PCS, the Company's new advanced messaging division.

    The Company's strategy is to expand its subscriber base to increase profitability and cash flow through greater utilization of its nationwide wireless communications network. From January 1, 1992 to March 31, 1999, the total number of units in service increased from 52,125 to 2,566,194. None of the Company's growth is attributable to acquisitions. The Company intends to achieve unit growth by promoting its customized paging and other wireless messaging services through its sales offices, national retail distribution channels, private brand strategic alliances with telecommunication companies such as GTE Corporation, Southwestern Bell Mobile Systems, WorldCom Network Services, Inc., Ameritech Mobile Services, Inc., EXCEL Communications, Inc., ALLTEL Communications, Inc., BellSouth Cellular Corp., Bluegrass Cellular, Inc. and First Cellular of Southern Illinois, NPCS alliances with companies such as Metrocall, Inc., AirTouch Paging and Arch Communications Group, Inc., as well as international expansion. Given the fixed operating costs of its wireless network and administration and selling and marketing expenses associated with its growth strategy, the Company generated operating losses for the twelve months ended December 31, 1997 from its PageMart Paging division. In the third quarter of 1997, the Company began generating operating profits in its PageMart Paging division. The PageMart Paging division generated operating profits for each quarter in 1998 and management expects this trend to continue in 1999. The PageMart PCS division generated operating losses in 1998 and management expects this trend to continue in 1999.

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

    The Company sells and leases its subscriber units through the following distribution channels: (i) direct sales and third party local resellers through its Markets Strategic Business Unit ("SBU"), (ii) private brand and narrowband PCS strategic alliances through its Carrier Services SBU, (iii) national retail stores through its National Retail SBU and (iv) direct sales through its National Accounts SBU. At March 31, 1999, 34% of the Company's domestic units in service originated from the Markets SBU, 37% originated from the Carrier Services SBU, 25% originated from the National Retail SBU and 4% originated from the National Accounts SBU.

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

    In the third quarter of 1998, the Company announced the formation of its Telemetry SBU and the signing of a strategic alliance with Interactive Technologies, Inc. for wireless connectivity to home security systems. During the fourth quarter of 1998, the Company announced the signing of strategic alliances with Pentech Energy Solutions, Inc. for wireless connectivity to environmental control systems, Road Trac, LLC to provide telemetry solutions for vehicle location technology and Monitel Products Corp. to provide remote monitoring and diagnostic products for the photocopy and imaging industry. The Company does not expect the Telemetry SBU to generate revenues until late in the fourth quarter of 1999.

    The Company derives its recurring revenue primarily from fixed periodic fees for services that are not generally dependent on usage. Consequently, the Company's ability to recoup its initial selling and marketing costs, to meet operating expenses and to achieve profitability is dependent on the average length of each customer's subscription period. As long as a subscriber continues to utilize the Company's service, operating results benefit from the recurring payments of the fixed fees without the incurrence of additional selling expenses by the Company. Conversely, operating results are adversely affected by customer disconnections. Each month a percentage of the Company's existing customers have their service terminated for a variety of reasons, including failure to pay for service, dissatisfaction with service and switching to a competing service provider. The Company's average monthly disconnection rates for the years ended December 31, 1996, 1997, and 1998 were 2.4%, 2.5% and 3.2%, respectively. For the three months ended March 31, 1998 and 1999 the Company's average disconnection rates were 2.6% and 3.1%, respectively. Average monthly disconnect rates are calculated by dividing the sum of (i) direct subscriber disconnections, (ii) negative subscriber additions from the local reseller channel, taken as a whole and (iii) the cumulative negative subscriber additions from each of the Carrier Services SBU's strategic alliance partners, included in the Carrier Services SBU's net additions by the total number of units in service at the beginning of the period. Disconnect rates are stated as the monthly average of each period presented.

    Approximately 90% of the Company's average revenue per unit ("ARPU") is attributable to fixed fees for airtime, coverage options and features. A portion of the remainder is primarily dependent on usage. Management anticipates that the Company's one-way ARPU will remain constant or decline slightly in the foreseeable future due to a continued higher mix of subscribers added through private brand strategic alliance programs, which yield lower ARPU because strategic alliance partners are generally high volume customers that are charged wholesale airtime rates. However, because private brand strategic alliance partners are responsible for selling and marketing costs, billing, collection and other administrative costs associated with end-users, the Company incurs substantially lower marketing and administrative costs with respect to such subscribers. Management anticipates that the Company's consolidated ARPU will increase as subscriber additions for its advanced messaging services increase, since advanced messaging yields a significantly higher ARPU than one-way messaging.

    Earnings (loss) before interest, taxes, depreciation and amortization ("EBITDA") is financial measure commonly used in the paging industry and excludes other expenses and extraordinary items. EBITDA is not derived pursuant to generally accepted accounting principles ("GAAP"), and therefore should not be construed as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The calculation of EBITDA does not include commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company.

RESULTS OF OPERATIONS

    Certain of the following financial information is presented on a per subscriber unit per month basis. Management of the Company believes that such a presentation is useful in understanding the Company's results because it provides a meaningful comparison period-to-period, given the Company's growth rate and the significant differences in the number of subscribers of other paging companies.

PAGEMART PAGING DIVISION

    The Company's principal operations to date are its domestic one-way wireless operations of its PageMart Paging division. The following discussion of results of operations analyzes the results of the Company's PageMart Paging division (i.e., domestic one-way wireless messaging operations), unless otherwise indicated.

Units in Service

    Units in service from domestic one-way messaging operations were, 2,652,443 and 2,527,595 as of March 31, 1998 and 1999, respectively. This represents a decrease of 4.7% from March 31, 1998. In addition, for the three months ended March 31, 1998 and 1999, PageMart Canada's units in service were 31,521, and 57,234, respectively. As a result of its ownership interest in PageMart Canada, the Company's proportional share of the units in service of PageMart Canada was 18,913 and 34,340 units at March 31, 1998 and 1999, respectively.

The Company's one-way messaging operations experienced a net reduction of 90,932 subscribers in the first quarter of 1999. Management believes this decline is primarily the result of slowing sales in the local reseller and carrier services distribution channels and are predominately comprised of lower revenue, local numeric service subscribers. The mix of the Company's customer base is shifting toward higher value, higher revenue alpha numeric services. This dynamic has resulted in an increase in ARPU, see discussion below, and enabled the Company to maintain traditional messaging profit progression. With the intent of reducing the rate of decline in local numeric units, the Company has initiated certain promotional programs with certain carrier services alliance partners and local resellers.

    Historically, the Company has grown its subscriber base at a faster rate than the overall paging industry's subscriber growth rate. However, management does not anticipate that the Company's one-way messaging business will continue to grow at rates that are significantly higher than the overall industry rate. Management expects the PageMart Paging division to continue experiencing net subscriber losses in 1999.

Revenues

    Total revenues for the three months ended March 31, 1998 and 1999 were $77.2 million and $72.7 million, respectively. Recurring revenues for airtime, voice mail and other services for the same periods were $60.9 million, and $64.5 million, respectively. Revenues from equipment sales and activation fees for the three months ending March 31, 1998 and 1999 were $16.3 million and $8.2 million, respectively. PageMart Paging's ARPU increased from $7.86 in the first quarter of 1998 to $8.36 in the first quarter of 1999. The decrease in total revenues is attributable to the decrease in equipment revenue. Equipment revenue decreased primarily due to lower unit shipments to National Retailers, as their on-hand inventories were sufficient to meet demand. Recurring revenue increased despite a decrease in units in service because most of the decline in units was associated with slowing sales in low-ARPU local numeric service subscribers offset by increased sales in higher ARPU alphanumeric services and in value added services such as roaming and nationwide coverage. Management expects ARPU to continue to increase in the foreseeable future due to continued migration of the distribution mix to higher value service.

Cost of Equipment Sold

    The cost of equipment sold was $10.3 million for the three months ended March 31, 1999 compared to $20.6 million for the comparable period ended March 31, 1998. The decrease was primarily attributable to lower unit shipments to National Retailers, as their on-hand inventories were sufficient to meet demand.. The Company expects pager costs to generally remain constant, with modest reductions in cost to the Company as a result of volume purchase discounts. The loss on equipment sold (equipment revenue less cost of equipment sold) is recognized when pagers are shipped to the retailers, usually before the units are placed into service. The Company has historically sold rather than leased the majority of units in the PageMart Paging division.

Operating Expenses

    Technical expenses were $12.4 million and $12.6 for the three months ended March 31, 1998 and 1999, respectively. The increases were primarily due to site rental, maintenance and telecommunications expenses associated with servicing the Company's expanded network. Based on an average monthly cost per unit in service, technical expenses were $1.59 and $1.63 in the first quarter of 1998 and 1999, respectively.

    Selling expenses for the three months ended March 31, 1998 and 1999 were $13.5 million and $12.6 million, respectively. The decrease in selling expense is the result of the maturation of the PageMart Paging operations. Management expects this number to remain relatively constant in the near future. During the first quarter of 1999, the Company incurred $167,000 in selling expenses associated with international operations.

    General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for the three months ended March 31, 1998 and 1999 were $19.7 and $19.9 million, respectively. This increase was attributable to the Company's expansion of its information systems and administrative capabilities to support the domestic one-way subscriber base. On an average cost per month per unit in service basis, general and administrative expenses were $2.55 and $2.58 for the first quarter of 1998 and 1999, respectively.

    Depreciation and amortization was $10.9 million for the three months ended March 31, 1999 compared to $8.5 million for the three months ended March 31, 1998. The increases resulted from the expansion of the Company's network infrastructure including transmitter and terminal equipment, as well as the purchase and development of computer hardware and software associated with the Company's administrative system in 1998. As an average cost per month per unit in service, depreciation and amortization was $1.09 and $1.42 for the three months ended March 31, 1998 and 1999, respectively.

PAGEMART PCS DIVISION

     The Company's PageMart PCS division is expected to fuel the growth of the Company in the future. Nationwide coverage was first offered on December 15, 1998 with coverage to 70% of the U.S. population. In the first quarter of 1999, buildout was continued to substantially overlay the Company's traditional messaging network. At March 31, 1999, coverage had been extended to approximately 90% of the U.S. population. The following discussion of results of operations analyzes the results of the Company's PageMart PCS division (i.e., domestic advanced messaging operations), unless otherwise indicated. The periods compared below are the three months ended December 31, 1998 and March 31, 1999 since minimal operating activities occurred in the three months ended March 31, 1998.

Units in Service

     Units in service were 4,259 as of March 31, 1999 as compared to 775 units for the period ending December 31, 1998. Almost all of the net additions in the quarter were attributable to the Company's National Sales Offices SBU's direct sales organization. PageMart's NPCS alliances with Metrocall, Inc., AirTouch Paging and Arch Communications Group, Inc., are expected to add their first units in the second and third quarters of this year. PageMart's Carrier Services SBU is also expected to be a significant contributor in advanced messaging unit additions through its strategic alliances with other telecommunication providers. Management expects advanced messaging unit additions to continue to increase on a sequential, quarter-to-quarter basis throughout 1999.

Revenues

     Revenues for the three months ending March 31, 1999 were $653,000 as compared to $76,000 for the three months ended December 31, 1998. Recurring revenues for airtime, voicemail and other services for the same periods were $207,000 and $32,000, respectively. Revenues from equipment sales and activation fees for the three months ending March 31, 1999 and December 31, 1998 were $446,000 and $44,000, respectively. ARPU for PageMart PCS was $27.37 for the period ending March 31, 1999 compared to $19.85 for the period ending December 31, 1998. Management expects advanced messaging ARPU to decline throughout the year as wholesale-priced distribution channels and additional local service subscribers contribute to advanced messaging unit growth.

Cost of Equipment Sold

     The cost of equipment sold for the three months ending March 31, 1999 was $574,000 compared to $181,000 for the three months ended December 31, 1998. Management expects a substantial portion of new advanced messaging units will be leased, rather than sold, resulting in a lower cost of equipment sold, and higher capital expenditures.

Operating Expenses

     Technical expenses were $6.1 million for the three months ended March 31, 1999 compared to $2.7 million for the three months ended December 31, 1998. Technical expenses were lower in 1998 as a result of the capitalizing of costs associated with the implementation of the nationwide advanced messaging services. Management expects technical costs to increase over the remainder of 1999 in order to support an expected increase in the advanced messaging subscriber base.

    Selling expenses for the three months ended March 31, 1999 were $1.2 million compared to $1.1 million for the three months ended December 31, 1998. Selling expenses should continue to increase as the addition of advanced messaging units in service increases.

    General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for the three months ended December 31, 1998 and March 31, 1999 were $0.7 and $1.2 million, respectively. As the number of advanced messaging units in service grows, the PageMart PCS division will require additional resources to be allocated to support those customers. This is expected to cause an increase in general and administrative expenses.

    Depreciation and amortization was $7.7 million for the three months ended March 31, 1999 compared to $4.0 million for the three months ended December 31, 1998. The increase is a result of the completion of the buildout of the Company's advanced messaging network.

Interest Expense

    Consolidated interest expense was $15.0 million for the three months ended March 31, 1999 compared to $11.6 million for the comparable period ended March 31, 1998. The increase in 1999 was primarily the result of the increased interest related to the 15% Senior Discount Notes due 2005 (the "15% Notes") and the 11 1/4% Senior Subordinated Discount Notes due 2008 (the "11 1/4% Notes"). Interest expense related to the 12 1/4% Senior Discount Notes due 2003 (the
"12 1/4% Notes"), which were retired in January 1998 was $1.2 million for the three months ended March 31, 1998. Interest expense related to the 15% Notes was $5.9 million and $6.8 million for the three months ended March 31, 1998 and 1999, respectively. Interest expense related to the 11 1/4% Notes was $5.0 million and $7.8 million for the three months ended March 31, 1998 and 1999, respectively. Total interest expense for the three months ended March 31, 1998, was reduced by the capitalization of $1.3 million of interest related to the construction of the Company's advanced messaging network. With the launch of the Company's advanced messaging network in December 1998, the Company is no longer capitalizing interest costs associated with the advanced messaging network buildout.

Net Loss

    The Company sustained consolidated losses before extraordinary items for the three months ended March 31, 1998 and 1999 of $10.0 million and $25.2 million, respectively. The increased loss was principally due to increased operating expenses associated with the start-up operations of the Company's advanced messaging division. A one-time extraordinary charge of $13.8 million was recognized during the first quarter of 1998 related to the early retirement of the 12 1/4% Notes. Including the extraordinary items, the Company's consolidated net loss for the three months ended March 31, 1998 was $23.8 million.

Allocation of Equity and Debt to Divisions

    The Company has allocated equity and debt between its PageMart Paging and PageMart PCS divisions. The methodology the Company has followed to date results in the attribution of the proceeds of each equity and debt offering based on the specific capital and operating requirements of each division. Positive free cash flow generated by a division is utilized to reduce its respective debt allocation. As of March 31, 1999, $156.0 million and $72.5 million of equity and $130.3 million and $362.6 million of debt has been allocated to PageMart Paging and PageMart PCS, respectively. For the three months ended March 31, 1999, interest expense of $5.4 million and $9.6 million was allocated to PageMart Paging and PageMart PCS, respectively.

SELECTED QUARTERLY RESULTS OF OPERATIONS

     The table below sets forth management's presentation of results of PageMart Paging's and PageMart PCS' operations and other data on a quarterly basis for the six most recent fiscal quarters. This presentation should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this report and the Company's quarterly reports on Form 10-Q for the corresponding periods below, and should not be considered in isolation or as an alternative to results of operations that are presented in accordance with generally accepted accounting principles ("GAAP").

PAGEMART PAGING STATEMENTS OF OPERATIONS
(Dollars in thousands, except other data)
(Unaudited)

                                                                               THREE MONTHS ENDED
                                            -------------------------------------------------------------------------------------
                                              DEC. 31,      MARCH 31,       JUNE 30,      SEPT. 30,      DEC. 31,      MARCH 31,
                                               1997           1998            1998           1998          1998          1999
                                            -------------------------------------------------------------------------------------
RECURRING REVENUES                          $   56,828     $   60,872     $   63,537     $   65,205     $   65,154    $    64,516
Equipment revenues                              20,513         16,289         13,164         13,546         13,702          8,186
                                            ----------     ----------     ----------     ----------     ----------    -----------
Total revenues                                  77,341         77,161         76,701         78,751         78,856         72,702

Cost of equipment sold                          23,735         20,590         15,915         16,416         15,976         10,269
                                            ----------     ----------     ----------     ----------     ----------    -----------
NET REVENUES                                    53,606         56,571         60,786         62,335         62,880         62,433

Technical expenses                              12,397         12,359         13,464         13,364         12,993         12,571
General and administrative expenses             17,911         19,728         20,524         20,862         21,452         19,883
Selling expenses                                13,969         13,476         13,716         12,907         12,519         12,576
Depreciation and amortization expense            7,987          8,482          9,046          9,808         10,269         10,925
                                            ----------     ----------     ----------     ----------     ----------    -----------
OPERATING INCOME (LOSS): "EBIT"             $    1,342     $    2,526     $    4,036     $    5,394     $    5,647    $     6,478
                                            ==========     ==========     ==========     ==========     ==========    ===========

EBITDA                                      $    9,329     $   11,008     $   13,082     $   15,202     $   15,916    $    17,403
                                            ==========     ==========     ==========     ==========     ==========    ===========
OTHER DATA:

EBIT MARGIN (1)                                    2.5%           4.5%           6.6%           8.7%           9.0%          10.4%
EBITDA MARGIN (1)                                 17.4%          19.5%          21.5%          24.4%          25.3%          27.9%

Ending units in service                      2,513,337      2,652,443      2,752,580      2,767,742      2,618,527      2,527,595
ARPU (2)                                    $     7.80     $     7.86     $     7.84     $     7.87     $     8.06    $      8.36
Capital employed per unit in service (3)    $       34     $       31     $       28     $       27     $       27    $        25
RETURN ON CAPITAL EMPLOYED (4)                    43.7%          53.6%          67.9%          81.4%          90.0%         110.2%








PAGEMART PCS STATEMENTS OF OPERATIONS
(Dollars in thousands, except other data)
(Unaudited)


                                                                               THREE MONTHS ENDED
                                            -------------------------------------------------------------------------------------
                                              DEC. 31,      MARCH 31,       JUNE 30,      SEPT. 30,      DEC. 31,      MARCH 31,
                                               1997           1998            1998           1998          1998          1999
                                            -------------------------------------------------------------------------------------
RECURRING REVENUES                          $        -     $        -     $        -     $       14     $       32    $       207
Equipment revenues                                   -              -              -              6             44            446
                                            ----------     ----------     ----------     ----------     ----------    -----------
Total revenues                                       -              -              -             20             76            653

Cost of equipment sold                               -              -              -              6            181            574
                                            ----------     ----------     ----------     ----------     ----------    -----------
NET REVENUES                                         -              -              -             14           (105)            79

Technical expenses                                   -            135            219          1,308          2,742          6,144
General and administrative expenses                  -            432            527            523            695          1,195
Selling expenses                                     -            254            318            381          1,066          1,183
Depreciation and amortization expense               59            120            131          1,601          3,963          7,725
                                            ----------     ----------     ----------     ----------     ----------    -----------
OPERATING INCOME (LOSS): "EBIT"             ($      59)    ($     941)    ($   1,195)    ($   3,799)    ($   8,571)   ($   16,168)
                                            ==========     ==========     ==========     ==========     ==========    ===========

EBITDA                                      $        -     ($     821)    ($   1,064)    (   $2,198)    ($   4,608)   ($    8,443)
                                            ==========     ==========     ==========     ==========     ==========    ===========

OTHER DATA:

Ending units in service                              -              -              -            287            775          4,259
ARPU                                        $        -     $        -     $        -     $    32.52     $    19.85    $     27.37

-----------------------

(1)  Calculated by dividing quarterly EBIT or EBITDA by net revenues.

(2) Calculated by dividing domestic recurring revenues for the quarter by the simple average number of domestic units in service during that quarter. Stated as the monthly average for the quarter.

(3) Calculated by dividing consolidated total assets (excluding cash, narrowband PCS assets and international investments) minus non-interest bearing current liabilities, at the end of the period by domestic units in service at the end of the period.

(4) Calculated by multiplying quarterly EBITDA by four and dividing EBITDA by total capital employed (capital employed per unit in service multiplied by units in service).

SUPPLEMENTARY INFORMATION

    The following table sets forth supplementary financial information related to the Company's various operations (in thousands):


                                                                       THREE MONTHS ENDED MARCH 31, 1998
                                                 -------------------------------------------------------------------------------
                                                                                 (UNAUDITED)

                                                     PAGEMART             PAGEMART           PAGEMART
                                                      PAGING                PCS            INTERNATIONAL         CONSOLIDATED
                                                 ----------------     ---------------    ----------------    -------------------
Revenues                                         $         77,161     $             -    $             33    $            77,194
Operating income (loss)                                     2,526                (941)               (164)                 1,421
Interest expense                                            3,977               7,632                   -                 11,609
Interest income                                               (32)               (940)                  -                   (972)
Loss before extraordinary item                             (2,184)             (7,633)               (164)                (9,981)
EBITDA                                                     11,008                (821)               (164)                10,023
Total assets                                              249,578             216,530                 864                466,972
Capital expenditures                                        8,823              25,382                   -                 34,205



                                                                     THREE MONTHS ENDED MARCH 31, 1999
                                                 -------------------------------------------------------------------------------
                                                                                (UNAUDITED)

                                                     PAGEMART             PAGEMART           PAGEMART
                                                      PAGING                PCS            INTERNATIONAL         CONSOLIDATED
                                                 ----------------     ---------------    ----------------    -------------------
Revenues                                         $         72,702     $           653    $             99    $            73,454
Operating income (loss)                                     6,478             (16,168)               (152)                (9,842)
Interest expense                                            5,366               9,659                   -                 15,025
Interest income                                                 -                (205)                  -                   (205)
Net loss                                                    1,068             (25,622)               (649)               (25,203)
EBITDA                                                     17,403              (8,443)               (152)                 8,808
Total assets                                              159,159             332,479               2,866                494,504
Capital expenditures                                        4,456               6,821                   -                 11,277



SEASONALITY

    Pager usage is slightly higher during the spring and summer months, which is reflected in higher incremental usage fees earned by the Company. The Company's retail sales are subject to seasonal fluctuations that affect retail sales generally. Otherwise, the Company's results are generally not significantly affected by seasonal factors.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operations have historically required substantial capital investment for the development and installation of its wireless communications network, the procurement of subscriber units and expansion into new and existing markets. To date, these investments by the Company have been funded by the proceeds from the issuance of common stock, preferred stock, the 12 1/4% Notes, the 15% Notes and the 11 1/4% Notes, as well as borrowings under the Revolving Credit Agreement, Credit Facility and Vendor Financing Arrangement (as defined herein).

    Capital expenditures (excluding capitalized interest) were $34.2 million and $11.3 million for the three months ended March 31, 1998 and 1999, respectively. Capital expenditures for 1998 include approximately $25.4 million related to the development of advanced messaging services, $3.4 million for the Company's one-way messaging network, $2.3 million for the computer hardware and software, $1.2 million for corporate expansion and relocation and $1.2 million for leased pagers. Capital expenditures for the three months ended March 31, 1999 include approximately $6.3 million related to the development and expansion of its advanced messaging network, $0.5 million for the Company's one-way messaging network, $0.2 million for facilities, $1.5 million for computer hardware and software and $2.8 million for leased pagers. During December 1995, the Company committed to purchase $40 million in network infrastructure equipment from Motorola from December 1, 1995 to October 31, 1999. Through March 31, 1999, the Company had purchased $32.1 million of network infrastructure under this purchase commitment.

    The Company capitalized approximately $1.3 million of interest expense for the narrowband PCS licenses and advanced messaging network costs for those markets under construction during the three months ended March 31, 1998. With the launch of the Company's advanced messaging network in December 1998, the Company is no longer capitalizing interest costs associated with the advanced messaging network buildout

    The Company's net cash provided by operating activities for the three months ended March 31, 1998 was $22.0 million, compared to net cash used in operating activities of $2.9 million for the three months ended March 31, 1999. Net cash used in investing activities was $34.2 million and $11.3 million for the three months ended March 31, 1998 and 1999, respectively and were primarily for capital expenditures. Net cash provided by financing activities was $91.6 million and $12.2 million for the three months ended March 31, 1998 and 1999, respectively. Cash provided by financing activities in 1998 resulted primarily from the receipt of $107.8 million of net proceeds from the issuance of the 11 1/4% Notes and the retirement of the 12 1/4% Notes. Cash provided by financing activities in 1999 resulted primarily from the borrowing of $25.0 million under the Company's new Credit Facility.

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

    The 11 1/4% Notes, which are unsecured senior obligations of the Company, mature in 2008 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 11 1/4% Notes will cause an increase in indebtedness from March 31, 1999 to February 1, 2003 of $147.9 million. From and after August 1, 2003, interest on the 11 1/4% Notes will be payable semiannually, in cash.

    The 15% Notes, which are unsecured senior obligations of the Company, mature in 2005 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 15% Notes will cause an increase in indebtedness from March 31, 1999 to February 1, 2000 of $23.4 million. From and after February 1, 2000, interest on the 15% Notes will be payable semiannually, in cash.

    In March 1997, PageMart entered into a vendor financing arrangement with an infrastructure vendor (the "Vendor Financing Arrangement"), providing for the financing of one-way or advanced messaging infrastructure equipment over a period of 60 months up to a maximum aggregate amount of $30 million. Borrowings under the Vendor Financing Arrangement are secured by the equipment purchased. The interest rate applicable to such financing is equal to the sum of 7% and the London interbank offered rate ("LIBOR") as published in The Wall Street Journal for three-month maturities or the sum of 4.25% and the U.S. prime rate of interest as published in The Wall Street Journal. The weighted average interest rate for borrowings outstanding during the three months ended March 31, 1999 was 12.54%.

    During the first quarter ended March 31, 1998, the Company repaid the total amount outstanding of $21.2 million on the Vendor Financing Arrangement and modified the agreement to provide $30 million of available financing, in aggregate, during the period from September 1, 1998 through December 31, 2000. During the first quarter ended March 31, 1999, the Company repaid the total amount outstanding of $10.0 million on the Vendor Financing arrangement with proceeds from the Credit Facility.

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

    The Credit Facility bears interest at the U.S. prime rate plus 2.75% or at LIBOR plus 3.75%. The interest rate on the amounts borrowed on March 24, 1999 was 10.5%. Further availability of the Credit Facility beyond the initial $50 million is based on the Company's achievement of certain minimum targets for advanced messaging subscriber units in service.

    As of March 31, 1999, the Company had no amounts outstanding under the Vendor Financing Arrangement, its indebtedness included $284.1 million under the 11 1/4% Notes, $183.8 million under the 15% Notes and $25 million under the Credit Facility.

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

    On November 15, 1995, the Company purchased through PageMart International, Inc., 200,000 voting shares of common stock of PageMart Canada, which represents 20% of the ownership of PageMart Canada. PageMart International, Inc. also owns 33% of the voting common stock of the holding company parent of PageMart Canada ("Canada Holding"), which owns the remaining 80% of the voting common stock of PageMart Canada. On November 26, 1998, the Company received notification from the third party Canadian investor, which represent the controlling shareholder interest in PageMart Canada, of its intent to exchange its 1,000,000 shares of Class A Common Stock in Canada Holding for 714,286 shares of PageMart Wireless pursuant to rights contained in the Agreement Among Stockholders of PageMart Canada, dated July 28, 1995. The Agreement Among Stockholders permits the Company to find a replacement for the Canadian investors in order to comply with Canadian regulations governing ownership of Canadian paging licenses. The Company is currently examining alternative arrangements in Canada including the replacement of the Canadian investors or the ultimate transfer of its investment in PageMart Canada to another entity. The Company may consider selling its interest in PageMart Canada in exchange for a network affiliation arrangement similar to those utilized by the Company in other countries. Regardless of the Company's ultimate disposition of its investment in PageMart Canada, the Company expects to make further investments in PageMart Canada to upgrade the network for advanced messaging.

    During the first quarter of 1998, the Company began the implementation of its advanced messaging services network. The Company has incurred significant capital expenditures and expects to incur significant operating losses and additional capital expenditures associated with the implementation and deployment of its advanced messaging services. The Company incurred capital expenditures of approximately $6.8 million in the first quarter of 1999 to substantially complete the overlay of its one-way network. In addition, the Company funded negative cash flow of $8.7 million to support operations and marketing in the first quarter of 1999. On December 15, 1998, the Company launched nationwide advanced messaging services covering approximately 70% of the U.S. population. As of March 31, 1999, the Company's nationwide advanced messaging services covered approximately 90% of the U.S. population. The Company anticipates that the advanced messaging operations will require approximately $25 million of additional capital expenditures in 1999 to complete the addition of advanced messaging capabilities, expand its network geographically and make other enhancements. In addition, the Company expects the advanced messaging operations to require approximately $25 million to fund operations and marketing in 1999 as the Company's advanced messaging customer base grows.

    As of March 31, 1999, the Company had approximately $16.5 million in cash, cash equivalents and short-term investments. On March 24, 1999, the Company borrowed $25 million in Term Loans pursuant to the terms of the Credit Facility. On March 29, 1999, the Company repaid all amounts outstanding under the Vendor Financing Arrangement. At March 31, 1999 the borrowings available under the Vendor Financing Arrangement were approximately $30 million. As of March 31, 1999, the borrowings available under the Credit Facility were $25 million. Additional availability under the Credit Facility is based on certain minimum targets on advanced messaging subscriber units in service. The Company anticipates that its cash balance and amounts available under the Credit Facility and Vendor Financing Arrangement, combined with anticipated excess cash flows from the Company's PageMart Paging division, will be sufficient to fund the Company's consolidated operations and capital expenditures through 1999.

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

o    Develop contingency plans.

    The Company intends to include third party software and hardware in this assessment process to the extent practicable, even though it may have obtained Year 2000 readiness information from the vendor or supplier of the software or hardware. As of the date of this report, the Company has materially completed the inventory and prioritization of items. Certain administrative software that was not Year 2000 ready had to be upgraded before extensive testing could begin. The upgraded software was installed in October 1998. Testing plans have been completed and testing is proceeding. Testing of the Company's information systems is scheduled to be substantially completed in April 1999, and all Year 2000 problems that were discovered have been or are scheduled to be remediated. Certain network software is not Year 2000 ready, but the vendor of the software has informed the Company that a Year 2000 ready version will be released late in the second quarter of 1999. Testing of the Company's network systems is scheduled to be substantially completed in the third quarter of 1999. After remediation of any problems discovered during testing, the Company expects that critical hardware and software systems that are within its ability to test will be Year 2000 ready in the third quarter of 1999. The Company then plans to conduct enterprise-wide, end-to-end testing of its systems during the third quarter of 1999. Although, the Company's contingency plans are not fully developed, the Company expects to develop contingency plans to mitigate, to the extent possible, the effects of any significant Year 2000 problem that is not corrected.

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

    The Company's program to upgrade, modify or replace software and hardware has two objectives, to increase functionality and efficiency and to make the Company Year 2000 ready. From January 1, 1998 through March 31, 1999, the Company spent approximately $19.9 million to upgrade, modify or replace hardware and software, most of which relates to the increased functionality and efficiency. An ancillary benefit of these upgrades was Year 2000 readiness, the cost of which was not significant. The Company has not fully determined the final aggregate costs of its Year 2000 readiness activities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's investment policy requires investments in high-quality investment grade securities including obligations of the U.S. Government guaranteed by the United States of America, money market deposits and corporate commercial paper. The Company typically invests its surplus cash in these types of securities for periods of relatively short duration. Although the Company is exposed to market risk related to changes in short-term interest rates on these investments, the Company manages these risks by closely monitoring market interest rates and the duration of its investments. Due to the short-term duration and the limited dollar amounts exposed to market interest rates, management believes that fluctuations in short-term interest rates will not have a material adverse effect on the Company's results of operations. The Company does not enter into financial investments for speculation or trading purposes and is not a party to any financial or commodity derivatives.

    The Credit Facility bears interest at the U.S. prime rate plus 2.75% or at LIBOR plus 3.75%. Therefore, the Credit Facility is subject to short-term interest rate risk. At March 31, 1999, the balance outstanding under the Credit Facility was $25.0 million. Consequently, a 100 basis point increase in the U.S. prime rate or LIBOR would result in a $250,000 increase in interest expense over a twelve month period.

                           PART II: OTHER INFORMATION


ITEM   1.  LEGAL PROCEEDINGS

    The Company is involved in various lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these lawsuits will not have a material adverse effect on the results of operations or financial condition of the Company. For a description of certain outstanding lawsuits, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


ITEM   2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM   3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM   4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM  5.  OTHER INFORMATION

    None

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

          The exhibits listed on the accompanying index to exhibits are filed as part of this quarterly report.

    (b) Reports on Form 8-K

         None

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.









                                                PAGEMART WIRELESS, INC.


                                                BY: /s/JOHN D. BELETIC
                                                    ---------------------------
                                                JOHN D. BELETIC,
MAY 14, 1999                                    CHAIRMAN AND
                                                CHIEF EXECUTIVE OFFICER






                                                BY: /s/ G. CLAY MYERS
                                                    ---------------------------
                                                G. CLAY MYERS,
MAY 14, 1999                                    VICE PRESIDENT, FINANCE,
                                                CHIEF FINANCIAL OFFICER AND
                                                TREASURER (PRINCIPAL FINANCIAL
                                                AND CHIEF ACCOUNTING OFFICER)

                                  EXHIBIT INDEX



EXHIBIT NO.        DESCRIPTION
-----------        -----------
11.1*              Statement regarding computation of per share loss for the three months ended March 31,
                   1999.


11.2*              Statement regarding computation of per share loss for the three months ended March 31,
                   1998.


12.1*              Computation of ratio of earnings to fixed charges.


27.1*              Financial Data Schedule.




*        Filed herewith