Form 10-Q
period 1999-06-30
PAGEMART WIRELESS INC
filed 1999-08-13
CIK 947268

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
================================================================================
                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

As of July 30, 1999, there were 34,605,549, 3,809,363, 1,428,472 and 616,945 shares of the registrant's class A, class B, class C and class D common stock outstanding, respectively.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                                PAGE
                                                                                              -----

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1998
               AND JUNE 30, 1999.............................................................   3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
              MONTHS ENDED JUNE 30, 1998 AND 1999............................................   4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
              MONTHS ENDED JUNE 30, 1998 AND 1999............................................   5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS................................   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................   9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................  20


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS...................................................................  20

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................   20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................................   20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................   20

ITEM 5.  OTHER INFORMATION..................................................................   21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................................   21

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)




                                                                              December 31,           June 30,
                                                                                 1998                  1999
                                                                              ------------         ------------
                                                                                                    (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                $     17,476         $     13,697
     Short-term investments                                                          1,000                   --
     Accounts receivable, net                                                       38,304               49,106
     Inventories                                                                     6,747                4,431
     Prepaid expenses and other current assets                                      11,010               11,127
                                                                              ------------         ------------
           Total current assets                                                     74,537               78,361

Property and equipment, net                                                        274,179              261,766

Narrowband licenses, net                                                           132,555              130,891

Other assets                                                                        12,784               14,966
                                                                              ------------         ------------
           Total assets                                                       $    494,055         $    485,984
                                                                              ============         ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Accounts payable                                                         $     38,703         $     38,926
     Deferred revenue                                                               57,512               55,371
     Current maturities of long-term debt                                            1,238                   --
     Other current liabilities                                                      23,297               23,688
                                                                              ------------         ------------
           Total current liabilities                                               120,750              117,985

Long-term debt                                                                     462,079              507,473

Other long-term liabilities                                                          1,248                  962

Stockholders' (deficit) equity:
     Common stock, $.0001 par value per share, 75,000,000
       shares authorized 40,398,292 and 40,429,248 shares issued
       and outstanding at December 31, 1998 and June 30, 1999,
       respectively                                                                      4                    4
     Additional paid-in capital                                                    228,438              228,554
     Accumulated deficit                                                          (317,891)            (368,442)
     Stock subscriptions receivable                                                   (573)                (552)
                                                                              ------------         ------------
           Total stockholders' (deficit) equity                                    (90,022)            (140,436)
                                                                              ------------         ------------
           Total liabilities and stockholders' (deficit) equity               $    494,055         $    485,984
                                                                              ============         ============



      The accompanying notes are an integral part of these condensed consolidated financial statements.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                       Three Months Ended June 30,          Six Months Ended June 30,
                                                      -----------------------------      ------------------------------
                                                       1998                  1999          1998                  1999
                                                      -----------------------------      ------------------------------

Revenues:
     Recurring revenues                               $     63,537     $     64,681      $    124,409      $    129,404
     Equipment revenues                                     13,171           19,367            29,490            28,098
                                                      ------------     ------------      ------------      ------------
           Total revenues                                   76,708           84,048           153,899           157,502

Cost of equipment sold                                      15,915           21,747            36,533            32,674
                                                      ------------     ------------      ------------      ------------

                                                            60,793           62,301           117,366           124,828

Operating expenses:
     Technical                                              13,683           20,443            26,177            39,158
     Selling                                                14,190           11,972            28,086            25,898
     General and administrative                             21,051           19,372            41,211            40,450
     Depreciation and amortization                           9,177           19,077            17,779            37,727
                                                      ------------     ------------      ------------      ------------
           Total operating expenses                         58,101           70,864           113,253           143,233
                                                      ------------     ------------      ------------      ------------

           Operating income (loss)                           2,692           (8,563)            4,113           (18,405)

Other (income) expense:
     Interest expense                                       10,314           16,430            21,923            31,455
     Interest income                                        (1,088)            (146)           (2,060)             (351)
     Other                                                   1,382              501             2,147             1,042
                                                      ------------     ------------      ------------      ------------
           Total other (income) expense                     10,608           16,785            22,010            32,146
                                                      ------------     ------------      ------------      ------------

Loss before extraordinary items                             (7,916)         (25,348)          (17,897)          (50,551)
Extraordinary items:
     Early retirement of debt                                   --               --           (13,808)               --
     Satellite failure                                      (3,798)              --            (3,798)               --
                                                      ------------     ------------      ------------      ------------
Net loss                                              $    (11,714)    $    (25,348)     $    (35,503)     $    (50,551)
                                                      ============     ============      ============      ============


Net loss per share:
     (basic and diluted)
     Loss before extraordinary items                  $      (0.20)    $      (0.63)     $      (0.44)     $      (1.25)
     Extraordinary items                                     (0.09)              --             (0.44)               --
                                                      ------------     ------------      ------------      ------------
     Net loss                                         $      (0.29)    $      (0.63)     $      (0.88)     $      (1.25)
                                                      ============     ============      ============      ============

Weighted average number
  of shares outstanding
     (basic and diluted)                                    40,198           40,413            40,140            40,403
                                                      ============     ============      ============      ============


              The accompanying notes are an integral part of these condensed consolidated financial statements.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                        Six Months Ended June 30,
                                                                                    ---------------------------------
                                                                                        1998                 1999
                                                                                    ------------         ------------

Cash flows from operating activities:
     Net loss                                                                       $    (35,503)        $    (50,551)
     Adjustments to reconcile net loss to
        net cash provided by operating activities:
        Extraordinary items                                                               17,606                   --
        Depreciation and amortization                                                     17,779               37,727
        Provision for bad debt                                                             5,290                3,246
        Accretion of discount on senior discount notes                                    20,102               28,555
        Amortization of deferred debt issuance costs                                         568                  851
        Changes in certain assets and liabilities:
         (Increase) decrease in accounts receivable                                        9,698              (14,048)
         (Increase) decrease in inventories                                                 (704)               2,316
         Increase in prepaid expenses and other current assets                              (957)                (117)
         (Increase) decrease in other assets                                                (288)                  43
         Increase in accounts payable                                                     10,827                  223
         Increase (decrease) in deferred revenue                                           4,418               (2,141)
         Increase (decrease) in other current liabilities                                 (4,352)                 391
                                                                                    ------------         ------------
              Net cash provided by operating activities                                   44,484                6,495
                                                                                    ------------         ------------

Cash flows from investing activities:
     Purchases of property and equipment                                                 (79,185)             (23,495)
     Sale of short-term investments                                                           --                1,000
     Other                                                                                   (49)                 (29)
                                                                                    ------------         ------------
              Net cash used in investing activities                                      (79,234)             (22,524)
                                                                                    ------------         ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock under
        the stock option/stock issuance plan                                               1,036                  116
     Payments of stock subscriptions receivable                                               58                   21
     Retirement of 12 1/4% Senior Discount Notes                                        (130,689)                  --
     Proceeds from issuance of 11 1/4% Senior Subordinated Discount Notes                249,700                   --
     Offering Costs related to issuance of 11 1/4% Senior Subordinated
        Discount Notes and retirement of 12 1/4% Senior Discount Notes                   (12,049)                  --
     Deferred debt issuance costs                                                             --               (3,202)
     Borrowings under the Credit Facility                                                     --               25,000
     Borrowings on the vendor financing arrangement                                        5,268                  539
     Payments on the vendor financing arrangement                                        (21,249)             (10,224)
                                                                                    ------------         ------------
              Net cash provided by financing activities                                   92,075               12,250
                                                                                    ------------         ------------

Net increase (decrease) in cash and cash equivalents                                      57,325               (3,779)

Cash and cash equivalents, beginning of period                                             8,337               17,476

                                                                                    ------------         ------------
Cash and cash equivalents, end of period                                            $     65,662         $     13,697
                                                                                    ============         ============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                   $        647         $      1,383



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1999

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

2.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

    Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform with the current year presentation.

3.  CAPITALIZED INTEREST

    In accordance with Statement of Financial Accounting Standards No. 34 - Capitalization of Interest Cost, the Company capitalizes interest on certain qualifying assets during the construction period. Interest costs attributable to the construction of the Company's advanced messaging network of $3.2 million and $4.5 million were capitalized for the three and six months ended June 30, 1998. The Company did not capitalize any interest costs for the three and six months ended June 30, 1999.

4.  LONG-TERM DEBT

    On March 23, 1999, the Company entered into a four-year credit agreement with Bankers Trust Company and Morgan Stanley Senior Funding, Inc. which provides for a $100 million credit facility (the "Credit Facility"). The Credit Facility replaced the $50 million revolving line of credit the Company established on May 11, 1995 with BT Commercial Corporation, as Agent, and Bankers Trust Company, as issuing bank (the "Revolving Credit Agreement"), which was simultaneously terminated. The Credit Facility provides for $75 million of multi-draw term loans (the "Term Loans") and $25 million of revolving loans (the "Revolving Loans"). On March 24, 1999, the Company borrowed $25 million in Term Loans pursuant to the terms of the Credit Facility. Approximately $12 million of the initial borrowing was used to repay amounts outstanding under a vendor financing arrangement and to fund the fees and expenses of the Credit Facility. As of June 30, 1999, total availability under the Credit Facility was $75 million, of which $25 million was outstanding in the form of Term Loans. Further availability of the Credit Facility above the current $75 million is based on the Company's achievement of certain minimum targets for advanced messaging subscriber units in service. The Credit Facility bears interest at the U.S. prime rate plus 2.75% or at London Interbank Offering Rate ("LIBOR") plus 3.75%. The weighted average interest rate on the amounts borrowed was 10.4% as of June 30, 1999.

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



5.  NET LOSS PER SHARE

    Net loss per share amounts as reflected on the statements of operations are based upon the weighted average number of common shares outstanding. Under the provisions of Statement of Financial Accounting Standards No. 128 - Earnings per Share, dilutive securities are excluded from the calculation of earnings per share when there is a net loss because their inclusion would be anti-dilutive. The securities listed below were not included in the computation of diluted loss per share for the three and six months ended June 30, 1998 and 1999, since the effect from the conversion would be anti-dilutive.

                                 JUNE 30,         JUNE 30,
                                   1998             1999
                             --------------  ---------------
         Stock Options           4,761,813        5,767,759
         Warrants                  786,348          785,198
                             ==============  ===============
                                 5,548,161        6,552,957
                             ==============  ===============


6.       STOCK OPTION/STOCK ISSUANCE/STOCK PURCHASE PLANS

     At the May 12, 1999 annual meeting of shareholders, a proposal to amend the Company's Fifth Amended and Restated 1991 Stock Option Plan ("1991 Plan") to increase the maximum number of authorized shares of the Company's common stock which may be issued under the 1991 Plan by 2,000,000 for a total of 9,500,000 shares was adopted.

7.       COMPREHENSIVE INCOME (LOSS)

    In January 1998, the Company adopted the Financial Accounting Standards Board Statement No. 130--Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting comprehensive income (loss) and its components within the financial statements. Comprehensive income (loss) is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income (loss) components are immaterial for the three and six months ended June 30, 1999 and 1998; therefore, comprehensive income (loss) is the same as net income for both periods.

8.  SEGMENT REPORTING

    In June 1997, the Financial Accounting Standards Board issued Statement No. 131 - Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). The Company adopted SFAS 131 for the fiscal year ended December 31, 1998. SFAS 131 establishes accounting standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

    The Company's reportable segments are divisions that offer different products and/or services. They are managed separately because each division requires different technology and management strategies. The Company reports segments based on these divisions as management makes operating decisions and assesses individual performances based on the performance of these divisions.

    The Company has three reportable segments: PageMart Paging, PageMart PCS and PageMart International. Through its PageMart Paging division, the Company has constructed and operates a wireless messaging and communications network and provides paging and other one-way wireless messaging services to its subscribers. Through its PageMart PCS division, the Company has constructed and operates an advanced messaging network as an overlay of its one-way network, which covers approximately 90% of the U.S.

population. Through PageMart International, the Company provides messaging services in selected countries on a seamless international network. The Company pursues international opportunities through foreign related entities, interests in joint venture arrangements, or network affiliation agreements between the Company and the owners of foreign networks.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies presented in the Company's Form 10-K for the fiscal year ended December 31, 1998, except for the allocation of equity and debt by divisions as discussed below.

     The Company allocates proceeds from equity and debt offerings to its PageMart Paging and PageMart PCS divisions. The methodology the Company follows results in the attribution of the proceeds of each offering based on the specific capital and operating requirements of each division. Positive free cash flow (defined as earnings before interest, taxes, depreciation and amortization less capital expenditures) generated by a division is utilized to reduce its respective debt allocation. As of June 30, 1999, $156.1 million and $72.5 million of equity and $117.2 million and $390.3 million of debt have been allocated to PageMart Paging and PageMart PCS, respectively. For the three months ended June 30, 1999, interest expense of $4.1 million and $12.3 million was allocated to PageMart Paging and PageMart PCS, respectively. For the six months ended June 30, 1999, interest expense of $9.5 million and $22.0 million was allocated to PageMart Paging and PageMart PCS, respectively.

    The following table sets forth segment financial information related to the Company's various operations (in thousands):



                                                       Three Months Ended June 30, 1998
                                        ----------------------------------------------------------------
                                                                 (Unaudited)
                                          PageMart       PageMart           PageMart
                                           Paging           PCS           International     Consolidated
                                        -----------     -----------       -------------     ------------
Revenues                                   76,701              --               7              76,708
Operating income (loss)                     4,036          (1,195)           (149)              2,692
Interest expense                            3,869           6,445              --              10,314
Interest income                                10           1,078              --               1,088
Income (loss) before extraordinary item       171          (7,176)           (911)             (7,916)
EBITDA                                     13,082          (1,064)           (149)             11,869
Total assets                              223,871         252,435           1,461             477,767
Capital expenditures                       11,018          33,962              --              44,980




                                                       Three Months Ended June 30, 1999
                                        ----------------------------------------------------------------
                                                                 (Unaudited)
                                          PageMart       PageMart           PageMart
                                           Paging           PCS           International     Consolidated
                                        -----------     -----------       -------------     ------------
Revenues                                $    80,335     $     3,548       $     165         $  84,048
Operating income (loss)                       9,236         (17,681)           (118)           (8,563)
Interest expense                              4,102          12,328               -            16,430
Interest income                                   4             142               -               146
Net loss                                      4,980         (29,867)           (461)          (25,348)
EBITDA                                       20,185          (9,553)           (118)           10,514
Total assets                                151,384         331,734           2,866           485,984
Capital expenditures                          4,916           7,302               -            12,218


                                                        Six Months Ended June 30, 1998
                                        ----------------------------------------------------------------
                                                                 (Unaudited)
                                          PageMart       PageMart           PageMart
                                           Paging           PCS           International     Consolidated
                                        -----------     -----------       -------------     ------------
Revenues                                $  153,862      $       --        $     37          $153,899
Operating income (loss)                      6,562          (2,136)           (313)            4,113
Interest expense                             7,846          14,077              --            21,923
Interest income                                 42           2,018              --             2,060
Loss before extraordinary items             (1,305)        (14,809)         (1,783)          (17,897)
EBITDA                                      24,090          (1,885)           (313)           21,892
Total assets                               223,871         252,435           1,461           477,767
Capital expenditures                        19,841          59,344              --            79,185


                                                        Six Months Ended June 30, 1999
                                        ----------------------------------------------------------------
                                                                 (Unaudited)
                                          PageMart       PageMart           PageMart
                                           Paging           PCS           International     Consolidated
                                        -----------     -----------       -------------     ------------
Revenues                                  $ 153,037        $   4,201         $     264         $ 157,502
Operating income (loss)                      15,714          (33,849)             (270)          (18,405)
Interest expense                              9,468           21,987                --            31,455
Interest income                                   4              347                --               351
Net loss                                      6,048          (55,489)           (1,110)          (50,551)
EBITDA                                       37,588          (17,996)             (270)           19,322
Total assets                                151,384          331,734             2,866           485,984
Capital expenditures                          9,372           14,123                --            23,495


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion of the results of operations and financial condition of the Company for the three and six months ended June 30, 1999 and 1998. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere in this report. Certain prior year's amounts have been reclassified to conform with the current year presentation.

    This Form 10-Q contains statements that constitute forward-looking statements. The words "estimate," "project," "plan," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Readers are cautioned that such forward-looking statements involve risks and uncertainties, and are subject to change based on various important factors. The factors set forth in other filings with the Securities Exchange Commission and the following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and could cause actual results for 1999 and beyond to differ materially from those expressed in any such forward-looking statements: economic conditions and consumer confidence generally in the United States; the ability of the Company to manage its outstanding indebtedness; the impact of technological change in the telecommunications industry; the future cost of network infrastructure and subscriber equipment; the impact of competition and pricing of paging and wireless messaging services; the timely development and acceptance of new products; changes in regulation by the FCC and various state regulatory agencies; potential technical problems relating to the Company's transmission network for advanced messaging services; and the cost and ability of the Company and third parties upon whose products and services the Company depends to be Year 2000 ready in a timely manner.

GENERAL

    Through its PageMart Paging division, the Company has constructed and operates a wireless messaging and communications network and provides paging and other one-way wireless messaging services to its subscribers. Through its PageMart PCS division, the Company has constructed and operates an advanced messaging network as an overlay of its one-way network, which covers approximately 90% of the U.S. population. The Company has incurred significant capital expenditures and expects to incur additional capital expenditures and significant operating losses associated with the implementation and deployment of its advanced messaging services. Management does not expect the PageMart PCS Division to generate positive EBITDA (defined herein) until late in 2000.

    The Company sells and leases wireless messaging end-user devices to subscribers, retailers and resellers. The Company earns recurring revenues from subscribers in the form of fixed periodic fees and incurs substantial operating expenses in offering its services, including technical, customer service and general and administrative expenses.

    Since commencing operations in 1990, the Company has invested heavily in its wireless communications network and administrative infrastructure in order to establish nationwide coverage, sales offices in major metropolitan areas, centralized customer service call centers and administrative support functions. The Company incurs substantial fixed operating costs related to its wireless communications infrastructure, which is designed to serve a larger subscriber base than the Company currently serves in order to accommodate growth. In addition, the Company incurs substantial costs associated with new subscriber additions. The Company sustained consolidated operating losses in each year of operations from inception through the period ended December 31, 1997. Although the Company recognized a $2.5 million operating profit for the year ended December 31, 1998, the Company has sustained an aggregate $12.7 million operating loss for the three year period ended December 31, 1998 and a $8.6 million and $18.4 million operating loss for the three and six months ended June 30, 1999, respectively. In the third quarter of 1997, the Company began generating operating profits in its PageMart Paging division and management expects this trend to continue in 1999. The PageMart PCS division generated operating losses in 1998 and management expects this trend to continue until late in 2000. The Company expects to continue to incur consolidated operating losses through the year ending December 31, 2000, as the Company incurs incremental operating expenses from PageMart PCS.

    The Company's strategy is to expand its subscriber base to increase profitability and cash flow through greater utilization of its nationwide wireless communications network. From January 1, 1992 to June 30, 1999, the total number of units in service increased from 52,125 to 2,625,494. None of the Company's growth is attributable to acquisitions. The Company intends to achieve unit growth by promoting its customized paging and other wireless messaging services through its sales offices, national retail distribution channels, private brand strategic alliances with telecommunication companies such as BellSouth Cellular Corp., GTE Corporation, Southwestern Bell Mobile Systems, Sprint, Ameritech Mobile Services, Inc., EXCEL Communications, Inc., ALLTEL Communications, Inc., Bluegrass Cellular, Inc. and First Cellular of Southern Illinois, narrowband PCS alliances with companies such as Arch Communications Group, Inc., Metrocall, Inc., AirTouch Paging and TSR Wireless LLC.

    The Company has historically sold, rather than leased, substantially all subscriber units used by its subscribers. As a result, the Company has had much less capital invested in subscriber units than other paging carriers since it has recouped a substantial portion of subscriber unit costs upon sale to retailers and subscribers. This has resulted in significantly lower capital expenditures and depreciation expense than if the Company had leased units to its subscribers. In addition, the Company's financial results are much different than other paging carriers that lease subscriber units to subscribers because the Company recognizes the cost of subscriber units sold in connection with adding new subscribers at the time of sale rather than capitalizing and depreciating the cost of subscriber units over periods ranging from three to four years, as occurs with paging carriers that lease subscriber units to subscribers. In addition, the Company's retail distribution strategy results in the recognition of expenses associated with subscriber unit sales and other sales and marketing expenses in advance of new subscribers being added to the base and generating revenues, as retailers carry inventory. However, the Company expects to lease a substantial portion of its advanced messaging subscriber units as initial sales of advanced messaging services are expected to be dominated by business and corporate customers and because of the high cost of advanced messaging subscriber units compared to one-way messaging units.

    The Company sells and leases its subscriber units through the following distribution channels: (i) direct sales and third party local resellers through its Markets Strategic Business Unit ("SBU"), (ii) private brand and narrowband PCS strategic alliances through its Carrier Services SBU, (iii) national retail stores through its National Retail SBU and (iv) direct sales through its National Accounts SBU. At June 30, 1999, 34% of the Company's domestic units in service originated from the Markets SBU, 39% originated from the Carrier Services SBU, 24% originated from the National Retail SBU and 3% originated from the National Accounts SBU.

    For competitive and marketing reasons, the Company generally sells each new unit to national retailers for less than its acquisition cost. Management anticipates that the loss on equipment sold in the National Retail SBU will generally remain constant on a per unit basis for the foreseeable future. The Company's accounting practices result in selling and marketing expenses and loss on sales of equipment being recorded at the time a unit is sold. The Company expects its costs of subscriber units on a per unit basis generally to remain constant or decline slightly as sales volumes increase. Units sold by the Company during a given month may exceed units activated and in service due to inventory stocking and distribution strategies of retailers.

    In the third quarter of 1998, the Company announced the formation of its Wireless Control Systems (formerly Telemetry) SBU. The Company expects the Wireless Control Systems SBU to begin generating revenues in the first half of 2000.

    The Company derives its recurring revenue primarily from fixed periodic fees for services that are not generally dependent on usage. Consequently, the Company's ability to recoup its initial selling and marketing costs, to meet operating expenses and to achieve profitability is dependent on the average length of each customer's subscription period. As long as a subscriber continues to utilize the Company's service, operating results benefit from the recurring payments of the fixed fees without the incurrence of additional selling expenses by the Company. Conversely, operating results are adversely affected by customer disconnections. Each month a percentage of the Company's existing customers have their service terminated for a variety of reasons, including failure to pay for service, dissatisfaction with service and switching to a competing service provider. The Company's average monthly disconnection rates for the years ended December 31, 1996, 1997, and 1998 were 2.4%, 2.5% and 3.2%, respectively. For the three months ended June 30, 1998 and 1999, the Company's average disconnection rates were 2.8% and 2.9%, respectively. Average monthly disconnect rates are calculated by dividing (a) the sum of (i) subscriber disconnections from all direct sales and national retail channels, (ii) subscriber disconnections from the local reseller channel, taken as a whole and (iii) the subscriber disconnections from each of the Carrier Services SBU's strategic alliance partners, to the extent that each partner has net disconnections, by
(b) the total number of units in service at the beginning of the period. Disconnect rates are stated as the monthly average of each period presented.

    Approximately 85% of the Company's average monthly revenue per unit ("ARPU") is attributable to fixed fees for airtime, coverage options and features. A portion of the remainder is primarily dependent on usage. Management anticipates that the Company's one-way ARPU will remain constant or decline slightly in the foreseeable future due to a continued higher mix of subscribers added through private brand strategic alliance programs, which yield lower ARPU because strategic alliance partners are generally high volume customers that are charged wholesale airtime rates. However, because private brand strategic alliance partners are responsible for selling and marketing costs, billing, collection and other administrative costs associated with end-users, the Company incurs substantially lower marketing and administrative costs with respect to such subscribers. Management anticipates that the Company's consolidated ARPU will increase as subscriber additions for its advanced messaging services increase, since advanced messaging yields a significantly higher ARPU than one-way messaging.

    Earnings (loss) before interest, taxes, depreciation and amortization ("EBITDA") is a financial measure commonly used in the paging industry and excludes other (income) expense and extraordinary items. EBITDA is not derived pursuant to generally accepted accounting principles ("GAAP"), and therefore should not be construed as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The calculation of EBITDA does not include commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company.

RESULTS OF OPERATIONS

    Certain of the following financial information is presented on a per subscriber unit per month basis. Management of the Company believes that such a presentation is useful in understanding the Company's results because it provides a meaningful comparison from period-to-period, given the changes in the Company's subscriber base and the significant differences in the number of subscribers of other paging companies.

PAGEMART PAGING DIVISION

    The Company's principal operations to date are the domestic one-way wireless operations of its PageMart Paging division. This division is a maturing business
- requiring only a maintenance level of capital investment and producing reliable EBITDA, operating income and net income. For the foreseeable future, management expects EBITDA from the PageMart Paging division to be relatively stable, and fall in a range consistent with the second quarter of 1999. The following discussion analyzes the results of the Company's PageMart Paging division's operations unless otherwise indicated.

Units in Service

    Units in service from domestic one-way messaging operations were 2,752,580 and 2,564,053 as of June 30, 1998 and 1999, respectively. This represents a decrease of 6.8% from June 30, 1998. In addition, PageMart Canada's units in service were 36,610, and 61,708, respectively, as of June 30, 1998 and 1999. As a result of its ownership interest in PageMart Canada, the Company's proportional share of the units in service of PageMart Canada was 21,966 and 37,025 units at June 30, 1998 and 1999, respectively.

    The Company's one-way messaging operations experienced a net increase of 36,458 subscribers in the second quarter of 1999. The increase was attributable to a general improvement by each SBU with either net additions or fewer disconnections when compared with the previous quarter. The Carrier Services SBU experienced an exceptionally good quarter with one new strategic partner contributing significantly to the overall increase in the number of quarterly additions reported by this SBU.

Revenues

    Total revenues for the three and six months ended June 30, 1999 were $80.3 million and $153.0 million, compared to $76.7 million and $153.9 million for the three and six months ended June 30, 1998. Recurring revenues for airtime, voice mail and other services for the three and six months ended June 30, 1999 were $64.0 million and $128.5 million, compared to $63.5 million and $124.4 million for the three and six months ended June 30, 1998. Revenues from equipment sales for the three and six months ended June 30, 1999 were $16.3 million and $24.5 million, compared to $13.2 million and $29.5 million for the three and six months ended June 30, 1998. The decrease in total revenues for the six months ended June 30, 1999 versus the comparable period in 1998 is attributable to the decrease in equipment revenue. Equipment revenue decreased primarily due to lower unit shipments to national retailers, as their on-hand inventories were sufficient to meet demand. Equipment revenue increased by $3.2 million in the three months ended June 30, 1999 versus the three months ended June 30, 1998 due primarily to increased equipment sales by the Carrier Services SBU. Recurring revenue increased despite a decrease in units in service because most of the decline in units was associated with low-ARPU local numeric service subscribers offset by increased sales in higher ARPU alphanumeric services and in value added services such as roaming and nationwide coverage. PageMart Paging's ARPU increased from $7.84 in the second quarter of 1998 to $8.38 in the second quarter of 1999.

Cost of Equipment Sold

    The cost of equipment sold was $18.6 million and $28.8 million for the three and six months ended June 30, 1999, compared to $15.9 million and $36.5 million for the three and six months ended June 30, 1998. The increase in cost of equipment sold for the three months ended June 30, 1999 was primarily attributable to increased equipment sales by the Carrier Services SBU. The decrease for the six months ended June 30, 1999 versus the comparable period in 1998 was primarily attributable to lower unit shipments to national retailers, as their on-hand inventories were sufficient to meet demand. The Company expects pager costs to generally remain constant. The loss on equipment sold (equipment revenue less cost of equipment sold) is recognized when pagers are shipped to the retailers, usually before the units are placed into service. The Company has historically sold rather than leased the majority of units in the PageMart Paging division.

Operating Expenses

    Technical expenses were $13.1 million and $25.7 for the three and six months ended June 30, 1999, compared to $13.5 million and $25.8 million for the three and six months ended June 30, 1998. Management expects technical expenses to remain relatively constant in the future. Based on an average monthly cost per unit in service, technical expenses were $1.66 and $1.72 in the second quarter of 1998 and 1999, and to $1.63 and $1.65 for the six months ended June 30, 1998 and 1999, respectively.

    Selling expenses for the three and six months ended June 30, 1999 were $10.3 million and $22.9 million, compared to $13.7 million and $27.2 million for the three and six months ended June 30, 1998. The decrease in selling expense is the result of the maturation of the PageMart Paging operations. Management expects this number to remain relatively constant in the near future. For the three and six months ended June 30, 1999, the Company incurred $145,000 and $312,000 in selling expenses associated with international operations, respectively, compared to $156,000 and $322,000 for the three and six months ended June 30, 1998, respectively.

     General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for the three and six months ended June 30, 1999 were $18.1 million and $38.0 million, compared to $20.5 million and $40.3 million for the three and six months ended June 30, 1998. Management expects general and administrative expenses to remain relatively constant in the future. On an average cost per month per unit in service basis, general and administrative expenses were $2.53 and $2.37 for the second quarter of 1998 and 1999, and $2.55 and $2.44 for the six months ended June 30, 1998 and 1999, respectively. The decrease in general and administrative expense for the three and six months ended June 30, 1999 was largely due to headcount reductions, initiated in the first quarter of 1999, largely as a result of certain productivity-oriented technology enhancements in its information systems and call centers.

    Depreciation and amortization was $10.9 million and $21.9 million for the three and six months ended June 30, 1999, compared to $9.0 million and $17.5 million for the three and six months ended June 30, 1998. The increases resulted from the expansion of the Company's network infrastructure including transmitter and terminal equipment, as well as the purchase and development of computer hardware and software associated with the Company's administrative system. Because only maintenance levels of capital expenditures are expected in the PageMart Paging division, depreciation and capitalization should remain relatively constant in the future. As an average cost per month per unit in service, depreciation and amortization was $1.43 and $1.41 for the three and six months ended June 30, 1999, respectively, compared to $1.12 and $1.11 for the three and six months ended June 30, 1998, respectively.

PAGEMART PCS DIVISION

     The Company's PageMart PCS division is expected to fuel the growth of the Company in the future. Nationwide coverage was first offered on December 15, 1998 with coverage to 70% of the U.S. population. The Company's advanced messaging network now overlays the Company's traditional messaging network, covering approximately 90% of the U.S. population. The following discussion analyzes the results of the Company's PageMart PCS division's operations, unless otherwise indicated. The periods compared below are the three months ended March 31, 1999 and June 30, 1999, since minimal operating activities occurred in the three and six months ended June 30, 1998.

Units in Service

     Units in service were 24,416 as of June 30, 1999 compared to 4,259 units as of March 31, 1999. Almost 70% of the net additions in the quarter were attributable to the Company's Carrier Services SBU, with the remaining additions coming from direct sales by the Markets SBU and National Accounts SBU. PageMart's narrowband PCS alliances with Metrocall, Inc. and AirTouch Paging added their first units in the second quarter of 1999 and are expected to continue increasing their net additions throughout the remainder of 1999. PageMart's Carrier Services SBU is also expected to continue to be a significant contributor in advanced messaging unit additions through its strategic alliances with other telecommunications providers.

Revenues

     Revenues for the three months ended June 30, 1999 were $3.5 million compared to $0.7 million for the three months ended March 31, 1999. Recurring revenues for the three months ended June 30, 1999 and March 31, 1999 were $675,000 and $207,000, respectively. Revenues from equipment sales for the three months ended June 30, 1999 and March 31, 1999 were $2.9 million and $0.4 million, respectively. ARPU for PageMart PCS was $15.69 for the three months ended June 30, 1999 compared to $27.37 for the three months ended March 31, 1999, reflecting a higher percentage of units sold on a wholesale basis. In addition, approximately one-half of the net subscriber additions in the second quarter of 1999 were added in the final month of the quarter, and therefore did not contribute significantly to second quarter recurring revenues. Management expects advanced messaging ARPU to vary throughout the year as the timing of additions throughout the quarter from wholesale-priced distribution channels and additional local service subscribers contribute to advanced messaging unit growth.

Cost of Equipment Sold

     The cost of equipment sold for the three months ended June 30, 1999 was $3.1 million compared to $0.6 million for the three months ended March 31, 1999. Management expects a substantial portion of new advanced messaging units will be leased, rather than sold, resulting in a lower cost of equipment sold, and higher capital expenditures.

Operating Expenses

     Technical expenses were $7.3 million for the three months ended June 30, 1999 compared to $6.1 million for the three months ended March 31, 1999. Management expects technical costs to increase over the remainder of 1999 in order to support an expected increase in the advanced messaging subscriber base.

    Selling expenses for the three months ended June 30, 1999 were $1.5 million compared to $1.2 million for the three months ended March 31, 1999. Selling expenses should continue to increase as the addition of advanced messaging units in service increases.

    General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for the three months ended June 30, 1999 and March 31, 1999 and were $1.3 and $1.2 million, respectively. As the number of advanced messaging units in service grows, the PageMart PCS division will require additional resources to be allocated to support those customers. This is expected to cause an increase in general and administrative expenses.

    Depreciation and amortization was $8.1 million for the three months ended June 30, 1999 compared to $7.7 million for the three months ended March 31, 1999. The increase is a result of the buildout of the Company's advanced messaging network in the second quarter of 1999.

Interest Expense

    Consolidated interest expense was $16.4 million and $31.5 million for the three and six months ended June 30, 1999, compared to $10.3 million and $21.9 million for the comparable periods ended June 30, 1998. The increase in 1999 was primarily the result of the increased interest related to the 15% Senior Discount Notes due 2005 (the "15% Notes"), the 11 1/4% Senior Subordinated Discount Notes due 2008 (the "11 1/4% Notes") and the Credit Facility. Interest expense related to the 12 1/4% Senior Discount Notes due 2003 (the "12 1/4% Notes"), which were retired in January 1998 was $1.2 million for the three and six months ended June 30, 1998. Interest expense related to the 15% Notes was $7.0 million and $13.7 million for the three and six months ended June 30, 1999, compared to $6.0 million and $11.9 million for the three and six months ended June 30, 1998, respectively. Interest expense related to the 11 1/4% Notes was $7.9 million and $15.7 million for the three and six months ended June 30, 1999, compared to $7.1 million and $12.1 million for the three and six months ended June 30, 1998, respectively. Interest expense related to the Credit Facility was $1.2 million and $1.3 million for the three and six months ended June 30, 1999, compared to $0.1 million and $0.2 million for the three and six months ended June 30, 1998, respectively. Total interest expense for the three and six months ended June 30, 1998, was reduced by the capitalization of $3.2 million and $4.5 million of interest related to the construction of the Company's advanced messaging network. With the launch of the Company's advanced messaging network in December 1998, the Company is no longer capitalizing interest costs associated with the advanced messaging network buildout.

Net Loss

    The Company sustained consolidated losses before extraordinary items for the three and six months ended June 30, 1999 of $25.3 million and $50.6 million, compared to $7.9 million and $17.9 million for the three and six months ended June 30, 1998. The increased loss was principally due to increased operating expenses associated with the start-up operations of the Company's advanced messaging division. A one-time extraordinary charge of $13.8 million was recognized during the first quarter of 1998 related to the early retirement of the 12 1/4% Notes. Also, a one-time charge of $3.8 million was recognized during the second quarter of 1998 related to the interruption in service experienced by the Company when the Galaxy IV satellite failed. Including the extraordinary items, the Company's consolidated net loss for the three and six months ended June 30, 1998 was $11.7 million and $35.5 million, respectively.

Allocation of Equity and Debt to Divisions

    The Company allocates proceeds from equity and debt offerings to its PageMart Paging and PageMart PCS divisions. The methodology the Company follows to date results in the attribution of the proceeds of each offering based on the specific capital and operating requirements of each division. Positive free cash flow (defined as earnings before interest, taxes, depreciation and amortization less capital expenditures) generated by a division is utilized to reduce its respective debt allocation. As of June 30, 1999, $156.1 million and $72.5 million of equity and $117.2 million and $390.3 million of debt have been allocated to PageMart Paging and PageMart PCS, respectively. For the three months ended June 30, 1999, interest expense of $4.1 million and $12.3 million was allocated to PageMart Paging and PageMart PCS, respectively. For the six months ended June 30, 1999, interest expense of $9.5 million and $22.0 million was allocated to PageMart Paging and PageMart PCS, respectively.

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

PAGEMART PAGING STATEMENTS OF OPERATIONS
(Dollars in thousands, except other data)
(Unaudited)

                                                                             THREE MONTHS ENDED
                                            -------------------------------------------------------------------------------------
                                             MARCH 31,      JUNE 30,       SEPT. 30,      DEC. 31,       MARCH 31,      JUNE 30,
                                               1998           1998           1998           1998           1999           1999
                                            -------------------------------------------------------------------------------------
RECURRING REVENUES                          $   60,872     $   63,537     $   65,205     $   65,154     $   64,516     $   64,006
Equipment revenues                              16,289         13,164         13,546         13,702          8,186         16,329
                                            -------------------------------------------------------------------------------------
Total revenues                                  77,161         76,701         78,751         78,856         72,702         80,335

Cost of equipment sold                          20,590         15,915         16,416         15,976         10,269         18,556
                                            -------------------------------------------------------------------------------------
NET REVENUES                                    56,571         60,786         62,335         62,880         62,433         61,779

Technical expenses                              12,359         13,464         13,364         12,993         12,571         13,146
General and administrative expenses             19,728         20,524         20,862         21,452         19,883         18,102
Selling expenses                                13,476         13,716         12,907         12,519         12,576         10,346
Depreciation and amortization expense            8,482          9,046          9,808         10,269         10,925         10,949
                                            -------------------------------------------------------------------------------------
OPERATING INCOME (LOSS): "EBIT"             $    2,526     $    4,036     $    5,394     $    5,647     $    6,478     $    9,236
                                            =====================================================================================
EBITDA                                      $   11,008     $   13,082     $   15,202     $   15,916     $   17,403     $   20,185
                                            =====================================================================================
OTHER DATA:

EBIT MARGIN (1)                                    4.5%           6.6%           8.7%           9.0%          10.4%          15.0%
EBITDA MARGIN(1)                                  19.5%          21.5%          24.4%          25.3%          27.9%          32.7%

Ending units in service                      2,652,443      2,752,580      2,767,742      2,618,527      2,527,595      2,564,053
ARPU(2)                                     $     7.86     $     7.84     $     7.87     $     8.06     $     8.36     $     8.38
Capital employed per unit in service(3)     $       31     $       28     $       27     $       27     $       25     $       22
RETURN ON CAPITAL EMPLOYED(4)                     53.6%          67.9%          81.4%          90.0%         110.2%         143.1%


PAGEMART PCS STATEMENTS OF OPERATIONS
(Dollars in thousands, except other data)
(Unaudited)

                                                                             THREE MONTHS ENDED
                                          ------------------------------------------------------------------------------
                                           MARCH 31,     JUNE 30,     SEPT. 30,     DEC. 31,      MARCH 31,     JUNE 30,
                                             1998          1998         1998          1998          1999          1999
                                          ------------------------------------------------------------------------------
RECURRING REVENUES                        $   --        $   --        $     14      $     32      $    207      $    675
Equipment revenues                            --            --               6            44           446         2,873
                                          ------------------------------------------------------------------------------
Total revenues                                --            --              20            76           653         3,548

Cost of equipment sold                        --            --               6           181           574         3,053
                                          ------------------------------------------------------------------------------
NET REVENUES                                  --            --              14          (105)           79           495

Technical expenses                             135           219         1,308         2,742         6,144         7,297
General and administrative expenses            432           527           523           695         1,195         1,270
Selling expenses                               254           318           381         1,066         1,183         1,481
Depreciation and amortization expense          120           131         1,601         3,963         7,725         8,128
                                          ------------------------------------------------------------------------------
OPERATING INCOME (LOSS): "EBIT"           $   (941)     $ (1,195)     $ (3,799)     $ (8,571)     $(16,168)     $(17,681)
                                          ==============================================================================
EBITDA                                    $   (821)     $ (1,064)     $ (2,198)     $ (4,608)     $ (8,443)     $ (9,553)
                                          ==============================================================================
OTHER DATA:

Ending units in service                       --            --             287           775         4,259        24,416
ARPU(2)                                   $   --        $   --        $  32.52      $  19.85      $  27.37      $  15.69

-----------------------------------------------------------------

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

    Capital expenditures (excluding capitalized interest) were $23.5 million and $79.2 million for the six months ended June 30, 1999 and 1998, respectively. Capital expenditures for the six months ended June 30, 1999 include approximately $11.8 million related to the development and expansion of its advanced messaging network, $1.1 million for the Company's one-way messaging network, $1.3 million for facilities, $3.8 million for computer hardware and software and $5.5 million for leased pagers. Capital expenditures for the six months ended June 30, 1998 include approximately $59.3 million related to the development of advanced messaging services, $5.6 million for the Company's one-way messaging network, $6.9 million for the computer hardware and software, $1.7 million for corporate expansion and relocation and $3.9 million for leased pagers. During December 1995, the Company committed to purchase $40 million in network infrastructure equipment from Motorola from December 1, 1995 to October 31, 1999. Through June 30, 1999, the Company had purchased $31.4 million of network infrastructure under this purchase commitment.

    The Company capitalized approximately $4.5 million of interest expense for the narrowband PCS licenses and advanced messaging network costs for those markets under construction during the six months ended June 30, 1998. With the launch of the Company's advanced messaging network in December 1998, the Company is no longer capitalizing interest costs associated with the advanced messaging network buildout.

    The Company's net cash provided by operating activities for the six months ended June 30, 1998 was $44.5 million, compared to net cash provided by operating activities of $6.5 million for the six months ended June 30, 1999. Net cash used in investing activities was $79.2 million and $22.5 million for the six months ended June 30, 1998 and 1999, respectively, and were primarily for capital expenditures. Net cash provided by financing activities was $92.1 million and $12.3 million for the six months ended June 30, 1998 and 1999, respectively. Cash provided by financing activities in 1998 resulted primarily from the receipt of $107.8 million of net proceeds from the issuance of the 11 1/4% Notes and the retirement of the 12 1/4% Notes. Cash provided by financing activities in 1999 resulted primarily from the borrowing of $25.0 million under the Company's new Credit Facility.

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

    The 11 1/4% Notes, which are unsecured senior obligations of the Company, mature in 2008 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 11 1/4% Notes will cause an increase in indebtedness from June 30, 1999 to February 1, 2003 of $140.1 million. From and after August 1, 2003, interest on the 11 1/4% Notes will be payable semiannually, in cash.

    The 15% Notes, which are unsecured senior obligations of the Company, mature in 2005 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 15% Notes will cause an increase in indebtedness from June 30, 1999 to February 1, 2000 of $16.7 million. From and after February 1, 2000, interest on the 15% Notes will be payable semiannually, in cash.

    In March 1997, PageMart entered into a vendor financing arrangement with an infrastructure vendor (the "Vendor Financing Arrangement"), providing for the financing of one-way or advanced messaging infrastructure equipment over a period of 60 months, up to a maximum aggregate amount of $30 million. Borrowings under the Vendor Financing Arrangement are secured by the equipment purchased. The interest rate applicable to such financing is equal to the sum of 7% and the London Interbank Offering Rate ("LIBOR") as published in The Wall Street Journal for three-month maturities or the sum of 4.25% and the U.S. prime rate of interest as published in The Wall Street Journal.

    During the first quarter ended March 31, 1998, the Company repaid the total amount outstanding of $21.2 million on the Vendor Financing Arrangement and modified the agreement to provide $30 million of available financing, in aggregate, during the period from September 1, 1998 through December 31, 2000. During the first quarter ended March 31, 1999, the Company repaid the total amount outstanding of $10.0 million on the Vendor Financing Arrangement with proceeds from the Credit Facility. As of June 30, 1999, the Company had no amounts outstanding under the Vendor Financing Arrangement.

    In March 1999, the Company entered into a four year credit agreement with Bankers Trust Company and Morgan Stanley Senior Funding, Inc. which provides for a $100 million credit facility (the "Credit Facility"). The Credit Facility replaced the Revolving Credit Agreement, which was simultaneously terminated. The Credit Facility provides for $75 million of multi-draw term loans and $25 million of revolving loans. On March 24, 1999, the Company borrowed $25 million in Term Loans pursuant to the terms of the Credit Facility. Approximately $12 million of the initial borrowing was used to repay amounts outstanding under the Vendor Financing Arrangement and to fund the fees and expenses of the Credit Facility. As of June 30, 1999, total availability under the Credit Facility was $75 million, of which $25 million was outstanding in the form of Term Loans. Further availability of the Credit Facility above the current $75 million is based on the Company's achievement of certain minimum targets for advanced messaging subscriber units in service. The Credit Facility bears interest at the U.S. prime rate plus 2.75% or at LIBOR plus 3.75%. The weighted average interest rate on the amounts was 10.4%.

    As of June 30, 1999, the Company's indebtedness included $291.9 million under the 11 1/4% Notes, $190.6 million under the 15% Notes and $25 million under the Credit Facility.

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

    On November 15, 1995, the Company purchased through PageMart International, Inc., 200,000 voting shares of common stock of PageMart Canada, which represents 20% of the ownership of PageMart Canada. PageMart International, Inc. also owns 33% of the voting common stock of the holding company parent of PageMart Canada ("Canada Holding"), which owns the remaining 80% of the voting common stock of PageMart Canada. On November 26, 1998, the Company received notification from the third party Canadian investor, which represents the controlling shareholder interest in PageMart Canada, of its intent to exchange its 1,000,000 shares of Class A Common Stock in Canada Holding for 714,286 shares of PageMart Wireless pursuant to rights contained in the Agreement Among Stockholders of PageMart Canada, dated July 28, 1995. The Agreement Among Stockholders permits the Company to find a replacement for the Canadian investors in order to comply with Canadian regulations governing ownership of Canadian paging licenses. The Company expects to be required to issue the 714,286 shares of PageMart Wireless to the Canadian investor in exchange for the Canadian investor's holdings in PageMart Canada on August 28, 1999, or shortly thereafter. Subsequent to the exchange transaction, Canada Holding may become a wholly-owned subsidiary of the Company and therefore may be required to be consolidated. The Company currently accounts for its investment in Canada under the equity method. The Company is currently examining alternative arrangements in Canada including the replacement of the Canadian investor or the ultimate transfer of its investment in PageMart Canada to another entity. The Company may consider selling its interest in PageMart Canada in exchange for a network affiliation arrangement similar to those utilized by the Company in other countries. Management intends to conclude the process of identifying and completing the relevant agreements with a new Canadian investor by the end of 1999, although no assurances can be given that such completion will occur. Regardless of the Company's ultimate disposition of its investment in PageMart Canada, the Company expects to make further investments in PageMart Canada to upgrade the network for advanced messaging.

    During the first quarter of 1998, the Company began the implementation of its advanced messaging services network. The Company has incurred significant capital expenditures and expects to incur significant operating losses and additional capital expenditures associated with the implementation and deployment of its advanced messaging services through December 31, 2000. The Company incurred capital expenditures of approximately $7.3 million in the second quarter of 1999 to continue the overlay of its one-way network, which covers approximately 90% of the U.S. population. In addition, the Company funded negative EBITDA of $9.6 million to support operations and marketing in the second quarter of 1999. The Company anticipates that the advanced messaging operations will require approximately $20 million of additional capital expenditures in 1999 to expand its network geographically and make other enhancements. In addition, the Company expects the advanced messaging operations to require approximately $15 million to fund operations and marketing for the remainder of 1999 as the Company's advanced messaging customer base grows.

    As of June 30, 1999, the Company had approximately $13.7 million in cash and cash equivalents. At June 30, 1999 the borrowings available under the Vendor Financing Arrangement were approximately $30 million. As of June 30, 1999, the additional borrowings available under the Credit Facility were $50 million. Additional availability under the Credit Facility is based on certain minimum targets on advanced messaging subscriber units in service. The Company anticipates that its cash balance and amounts available under the Credit Facility and Vendor Financing Arrangement, combined with anticipated excess cash flows from the Company's PageMart Paging division, will be sufficient to fund the Company's consolidated operations and capital expenditures through 2000.

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

o   Develop contingency plans.

    The Company includes third party software and hardware in this assessment process to the extent practicable, even though it may have obtained Year 2000 readiness information from the vendor or supplier of the software or hardware. As of the date of this report, the Company has materially completed the inventory and prioritization of items. Certain administrative software that was not Year 2000 ready had to be upgraded before extensive testing could begin. The upgraded software was installed in October 1998. Testing plans have been completed and testing is proceeding. Testing of the Company's information systems has been substantially completed, and all Year 2000 problems that were discovered have been or are scheduled to be remediated. The Company has performed substantial testing of its network systems, and expects to substantially complete such testing in the third quarter of 1999. The Company is aware that certain network software uses two-digit dates, but the Company believes that the use of the two digit dates does not have any material affect on the operation of the network. The vendor of the software has delivered to the Company a new version of the software that the vendor has certified as Year 2000 ready. The Company is continuing to test the Year 2000 readiness of the currently installed version, and has begun testing the functional capabilities of the new version, including Year 2000 readiness. If the new version meets the Company's quality standards, the Company intends to install the new version in the network. Otherwise, the Company will maintain the currently installed version. As of the date of this report, testing of the network systems has not revealed any material Year 2000 problems. After remediation of any problems discovered during testing, the Company expects that critical hardware and software systems that are within its ability to test will be Year 2000 ready. The Company plans to conduct enterprise-wide, end-to-end testing of its systems during early fourth quarter of 1999. Although, the Company's contingency plans are not fully developed, the Company is developing contingency plans to promptly resolve or mitigate, to the extent possible, the effects of any significant Year 2000 problem that is not corrected.

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

    The Company's program to upgrade, modify or replace software and hardware has two objectives, to increase functionality and efficiency and to make the Company Year 2000 ready. From January 1, 1998 through June 30, 1999, the Company spent approximately $21.9 million to upgrade, modify or replace hardware and software, most of which relates to the increased functionality and efficiency. An ancillary benefit of these upgrades was Year 2000 readiness, the cost of which was not significant. The Company has not fully determined the final aggregate costs of its Year 2000 readiness activities.


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

    The Credit Facility bears interest at the U.S. prime rate plus 2.75% or at LIBOR plus 3.75%. Therefore, the Credit Facility is subject to short-term interest rate risk. At June 30, 1999, the balance outstanding under the Credit Facility was $25.0 million. Consequently, a 100 basis point increase in the U.S. prime rate or LIBOR would result in a $250,000 increase in interest expense over a twelve month period.

                           PART II: OTHER INFORMATION


ITEM   1.  LEGAL PROCEEDINGS

    The Company is involved in various lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these lawsuits will not have a material adverse effect on the results of operations or financial condition of the Company. On October 27, 1997, an action against PageMart, Inc. and Paging Network, Inc. was filed in Superior Court of the State of California, County of San Francisco, by two customers of EconoPage, Inc. ("EconoPage"), a reseller of the Company's services. On March 20, 1998, an action against the Company and Paging Network, Inc. was filed in Superior Court of the State of California, County of Los Angeles, by three customers of EconoPage of Southern California, Inc. ("EPSC"), a reseller of the Company's services. In July 1999, both lawsuits were settled without any material affect on or material payment by the Company.

ITEM   2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM   3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM   4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting of Stockholders held on May 12, 1999, the following proposals were adopted by the vote specified below:

                                                              WITHHELD/                 BROKER
               PROPOSAL                        FOR            AGAINST       ABSTAIN     NONVOTES
------------------------------------------------------------------------------------------------
1)    Election of directors:
     a)       Leigh Abramson                   28,653,727     534,004          -          -
     b)       John D. Beletic                  28,650,528     537,203          -          -
     c)       Guy de Chazal                    28,653,727     534,004          -          -
     d)       Steven B. Dodge                  28,653,397     534,334          -          -
     e)       Alejandro Perez Elizondo         28,653,896     533,835          -          -
     f)       Michael C. Hoffman               28,653,896     533,835          -          -
     g)       Arthur Patterson                 28,653,328     534,403          -          -
     h)       Pamela D.A. Reeve                28,485,424     702,307          -          -

2)    Approval of an amendment to
      The Company's Stock Option
      Plan to increase the maximum
      number of authorized shares
      of the Company's common
      stock which may be issued
      under the Stock Option Plan
      by 2,000,000 for a total of
      9,500,000 shares.                        24,542,121   4,638,185       7,425         -

3)    Ratification of Arthur Andersen
      LLP as independent public
      accountants                              29,180,895       3,787       3,049         -

ITEM  5.  OTHER INFORMATION

    None

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

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









                                             PAGEMART WIRELESS, INC.


                                             BY: /S/JOHN D. BELETIC
                                                 ------------------
                                             JOHN D. BELETIC,
AUGUST 13, 1999                              CHAIRMAN AND
                                             CHIEF EXECUTIVE OFFICER






                                             BY: /S/ G. CLAY MYERS
                                                 -----------------
                                             G. CLAY MYERS,
AUGUST 13, 1999                              VICE PRESIDENT, FINANCE,
                                             CHIEF FINANCIAL OFFICER AND
                                             TREASURER (PRINCIPAL FINANCIAL
                                             AND CHIEF ACCOUNTING OFFICER)

                                  EXHIBIT INDEX



EXHIBIT NO.                DESCRIPTION
-----------                -----------

11.1 *                     Statement regarding computation of per share earnings (loss) for the three months ended June 30, 1999.


11.2 *                     Statement regarding computation of per share earnings (loss) for the three months ended June 30, 1998.


11.3 *                     Statement regarding computation of per share earnings (loss) for the six months ended June 30, 1999.


11.4 *                     Statement regarding computation of per share earnings (loss) for the six months ended June 30, 1998.


12.1 *                     Computation of ratio of earnings to fixed charges.


27.1 *                     Financial Data Schedule.




*        Filed herewith