Form 10-Q
period 1999-09-30
PAGEMART WIRELESS INC
filed 1999-11-15
CIK 947268

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


YES [X]                                                                   NO [ ]


As of October 30, 1999, there were 35,753,589, 3,809,363, 728,472 and 316,225 shares of the registrant's class A, class B, class C and class D common stock outstanding, respectively.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                     PAGE
                                                                                   ----
ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1998
               AND SEPTEMBER 30, 1999................................................3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE
              MONTHS ENDED SEPTEMBER 30, 1998 AND 1999...............................4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
              MONTHS ENDED SEPTEMBER 30, 1998 AND 1999...............................5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................21


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS..........................................................21

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..................................21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................................21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................21

ITEM 5.  OTHER INFORMATION..........................................................21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................................21

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                                           December 31,      September 30,
                                                                                              1998              1999
                                                                                           ------------      ------------
                                                                                                              (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                              $  17,476         $   6,205
     Short-term investments                                                                     1,000                --
     Accounts receivable, net                                                                  38,304            51,538
     Inventories                                                                                6,747             3,044
     Other current assets                                                                      11,010             9,286
                                                                                            ---------         ---------
           Total current assets                                                                74,537            70,073

Property and equipment, net                                                                   274,179           254,810

Narrowband licenses, net                                                                      132,555           130,060

Other assets                                                                                   12,784            14,154
                                                                                            =========         =========
           Total assets                                                                     $ 494,055         $ 469,097
                                                                                            =========         =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Accounts payable                                                                       $  38,703         $  33,858
     Deferred revenue                                                                          57,512            50,707
     Current maturities of long-term debt                                                       1,238                --
     Other current liabilities                                                                 23,297            25,304
                                                                                            ---------         ---------
           Total current liabilities                                                          120,750           109,869

Long-term debt                                                                                462,079           522,671

Other long-term liabilities                                                                     1,248               813

Stockholders' (deficit) equity:
     Common stock, $.0001 par value per share, 75,000,000 shares authorized
       40,398,292 and 40,602,649 shares issued and outstanding at December 31,
       1998 and September 30, 1999, respectively                                                    4                 4
     Additional paid-in capital                                                               228,438           228,967
     Accumulated deficit                                                                     (317,891)         (392,685)
     Stock subscriptions receivable                                                              (573)             (542)
                                                                                            ---------         ---------
           Total stockholders' (deficit) equity                                               (90,022)         (164,256)
                                                                                            ---------         ---------
           Total liabilities and stockholders' (deficit) equity                             $ 494,055         $ 469,097
                                                                                            =========         =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                             Three Months Ended September 30,    Nine Months Ended September 30,
                                             -------------------------------     -------------------------------
                                                 1998              1999              1998              1999
                                               ---------         ---------         ---------         ---------
Revenues:
     Recurring revenues                        $  65,219         $  66,360         $ 189,628         $ 195,764
     Equipment revenues                           13,565            20,908            43,055            49,006
                                               ---------         ---------         ---------         ---------
           Total revenues                         78,784            87,268           232,683           244,770

Cost of equipment sold                            16,430            22,593            52,963            55,267
                                               ---------         ---------         ---------         ---------

                                                  62,354            64,675           179,720           189,503

Operating expenses:
     Technical                                    14,672            19,492            40,849            58,650
     Selling                                      13,471            12,008            41,557            37,906
     General and administrative                   21,385            20,254            62,596            60,704
     Depreciation and amortization                11,409            19,962            29,188            57,689
                                               ---------         ---------         ---------         ---------
           Total operating expenses               60,937            71,716           174,190           214,949
                                               ---------         ---------         ---------         ---------

           Operating income (loss)                 1,417            (7,041)            5,530           (25,446)

Other (income) expense:
     Interest expense                             10,434            16,722            32,357            48,177
     Interest income                                (787)             (110)           (2,847)             (461)
     Other                                           752               590             2,899             1,632
                                               ---------         ---------         ---------         ---------
           Total other (income) expense           10,399            17,202            32,409            49,348
                                               ---------         ---------         ---------         ---------

Loss before extraordinary items                   (8,982)          (24,243)          (26,879)          (74,794)
Extraordinary items:
     Early retirement of debt                         --                --           (13,808)               --
     Satellite failure                                --                --            (3,798)               --
                                               ---------         ---------         ---------         ---------
Net loss                                       $  (8,982)        $ (24,243)        $ (44,485)        $ (74,794)
                                               =========         =========         =========         =========

Net loss per share:
     (basic and diluted)
     Loss before extraordinary items           $   (0.22)        $   (0.60)        $   (0.67)        $   (1.85)
     Extraordinary items                              --                --             (0.44)               --
                                               ---------         ---------         ---------         ---------
     Net loss                                  $   (0.22)        $   (0.60)        $   (1.11)        $   (1.85)
                                               =========         =========         =========         =========

Weighted average number
  of shares outstanding
  (basic and diluted)                             40,326            40,525            40,203            40,435
                                               =========         =========         =========         =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
                                                                                        1998              1999
                                                                                      ---------         ---------
Cash flows from operating activities:
     Net loss                                                                         $ (44,485)        $ (74,794)
     Adjustments to reconcile net loss to
        net cash provided by operating activities:
        Extraordinary items                                                              17,606                --
        Depreciation and amortization                                                    29,188            57,689
        Provision for bad debt                                                            8,132             5,352
        Accretion of discount on senior discount notes                                   29,815            43,604
        Amortization of deferred debt issuance costs                                        871             1,378
        Changes in certain assets and liabilities:
         (Increase) decrease in accounts receivable                                       3,979           (18,586)
         (Increase) decrease in inventories                                                (939)            3,703
         (Increase) decrease in other current assets                                     (2,394)            1,724
         Decrease in other assets                                                           653                68
         Increase (decrease) in accounts payable                                         19,246            (4,845)
         Increase (decrease) in deferred revenue                                          4,289            (6,805)
         Increase (decrease) in other current liabilities                                (1,951)            2,007
                                                                                      ---------         ---------
              Net cash provided by operating activities                                  64,010            10,495
                                                                                      ---------         ---------

Cash flows from investing activities:
     Purchases of property and equipment                                               (128,467)          (35,397)
     Sale of short-term investments                                                          --             1,000
     Other                                                                                  (57)              (42)
                                                                                      ---------         ---------
              Net cash used in investing activities                                    (128,524)          (34,439)
                                                                                      ---------         ---------

Cash flows from financing activities:
     Proceeds from issuance of common stock under
        the stock option/stock issuance plan                                              1,572               529
     Payments of stock subscriptions receivable                                              58                31
     Retirement of 12 1/4% Senior Discount Notes                                       (130,689)               --
     Proceeds from issuance of 11 1/4% Senior Subordinated Discount Notes               249,700                --
     Offering Costs related to issuance of 11 1/4% Senior Subordinated
        Discount Notes and retirement of 12 1/4% Senior Discount Notes                  (12,096)               --
     Deferred debt issuance costs                                                            --            (3,202)
     Borrowings under the Credit Facility                                                    --            25,000
     Borrowings on the vendor financing arrangement                                       5,268               539
     Payments on the vendor financing arrangement                                       (21,249)          (10,224)
                                                                                      ---------         ---------
              Net cash provided by financing activities                                  92,564            12,673
                                                                                      ---------         ---------

Net increase (decrease) in cash and cash equivalents                                     28,050           (11,271)

Cash and cash equivalents, beginning of period                                            8,337            17,476
                                                                                      ---------         ---------
Cash and cash equivalents, end of period                                              $  36,387         $   6,205
                                                                                      =========         =========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                     $     719         $   2,178



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    PAGEMART WIRELESS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

                                   (UNAUDITED)

1.  GENERAL

    PageMart, Inc. ("PageMart") was incorporated as a Delaware corporation on May 8, 1989, to provide wireless messaging products and services. In January 1995, PageMart effected a corporate reorganization pursuant to which PageMart Nationwide, Inc., a Delaware corporation, became the holding company parent of PageMart. In December 1995, the corporate name was changed from PageMart Nationwide, Inc. to PageMart Wireless, Inc. ("Wireless"). On January 28, 1998, PageMart was merged into Wireless with Wireless as the surviving corporation. Wireless and its subsidiaries are referred to herein as the "Company." On October 22, 1999, the Company announced plans to change the Company's name and ticker symbol, effective December 1, 1999, to WebLink Wireless, Inc. and "WLNK,"+ respectively. The consolidated financial statements of the Company include the accounts of PageMart PCS, Inc., PageMart II, Inc., PageMart Operations, Inc., PageMart International, Inc. and certain other direct and indirect subsidiaries of Wireless. Each of these companies is a wholly-owned subsidiary of Wireless. PageMart PCS, Inc. holds certain narrowband personal communications services licenses. PageMart II, Inc. and PageMart Operations, Inc. hold certain Federal Communications Commission ("FCC") licenses. PageMart International, Inc. holds certain investments in international operations in Canada. Other than these licenses and international investments, the subsidiaries of Wireless have no significant assets or liabilities.

2.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

    Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform with the current year presentation.

3.  CAPITALIZED INTEREST

    In accordance with Statement of Financial Accounting Standards No. 34 Capitalization of Interest Cost, the Company capitalizes interest on certain qualifying assets during the construction period. Interest costs attributable to the construction of the Company's advanced messaging network of $3.7 million and $8.2 million were capitalized for the three and nine months ended September 30, 1998. The Company did not capitalize any interest costs for the three and nine months ended September 30, 1999.

4.  LONG-TERM DEBT

    On March 23, 1999, the Company entered into a four-year credit agreement with Bankers Trust Company and Morgan Stanley Senior Funding, Inc. which provides for a $100 million credit facility (the "Credit Facility"). The Credit Facility replaced the $50 million revolving line of credit the Company established on May 11, 1995 with BT Commercial Corporation, as Agent, and Bankers Trust Company, as issuing bank which was simultaneously terminated. The Credit Facility provides for $75 million of multi-draw term loans (the "Term Loans") and $25 million of revolving loans. On March 24, 1999, the Company borrowed $25 million in Term Loans pursuant to the terms of the Credit Facility. Approximately $12 million of the initial borrowing was used to repay amounts outstanding under a vendor financing arrangement and to fund the fees and expenses of the Credit Facility. As of September 30, 1999, total availability under the Credit Facility was $75 million, of which $25 million was outstanding in the form of Term Loans. Further availability of the Credit Facility above the current $75 million is based on the Company's achievement of certain minimum targets for advanced messaging subscriber units in service. The Credit Facility bears interest at the U.S. prime rate plus 2.75% or at London Interbank Offering Rate ("LIBOR") plus 3.75%. The weighted average interest rate on the amounts borrowed for the period from March 24, 1999 to September 30, 1999 was 9.8%.

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



5.   NET LOSS PER SHARE

     Net loss per share amounts as reflected on the statements of operations are based upon the weighted average number of common shares outstanding. Under the provisions of Statement of Financial Accounting Standards No. 128 - Earnings per Share, dilutive securities are excluded from the calculation of earnings per share when there is a net loss because their inclusion would be anti-dilutive. The securities listed below were not included in the computation of diluted loss per share for the three and nine months ended September 30, 1998 and 1999, since the effect from the conversion would be anti-dilutive.

                    SEPTEMBER 30,    SEPTEMBER 30,
                       1998             1999
                    ------------     ------------
Stock Options        4,957,813        5,613,640
Warrants               786,348          640,758
                     =========        =========
                     5,744,161        6,254,398
                     =========        =========


6.   STOCK OPTION/STOCK ISSUANCE/STOCK PURCHASE PLANS

     At the May 12, 1999 annual meeting of shareholders, a proposal to amend the Company's Fifth Amended and Restated 1991 Stock Option Plan ("1991 Plan") to increase the maximum number of authorized shares of the Company's common stock which may be issued under the 1991 Plan by 2,000,000 for a total of 9,500,000 shares was adopted.

7.   COMPREHENSIVE INCOME (LOSS)

     In January 1998, the Company adopted the Financial Accounting Standards Board Statement No. 130--Reporting Comprehensive Income, which establishes standards for reporting comprehensive income (loss) and its components within the financial statements. Comprehensive income (loss) is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income (loss) components are immaterial for the three and nine months ended September 30, 1999 and 1998; therefore, comprehensive income (loss) is the same as net income for both periods.

8.   SEGMENT REPORTING

     In September 1997, the Financial Accounting Standards Board issued Statement No. 131 Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). The Company adopted SFAS 131 for the fiscal year ended December 31, 1998. SFAS 131 establishes accounting standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

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

     The Company allocates proceeds from equity and debt offerings to its PageMart Paging and PageMart PCS divisions. The methodology the Company follows results in the attribution of the proceeds of each offering based on the specific capital and operating requirements of each division. Positive free cash flow (defined as earnings before interest, taxes, depreciation and amortization less capital expenditures) generated by a division is utilized to reduce its respective debt allocation. As of September 30, 1999, $156.5 million and $72.5 million of equity and $115.2 million and $407.5 million of debt have been allocated to PageMart Paging and PageMart PCS, respectively. For the three months ended September 30, 1999, interest expense of $3.9 million and $12.8 million was allocated to PageMart Paging and PageMart PCS, respectively. For the nine months ended September 30, 1999, interest expense of $13.4 million and $34.8 million was allocated to PageMart Paging and PageMart PCS, respectively.

    The following table sets forth segment financial information related to the Company's various operations (in thousands):

                                                            THREE MONTHS ENDED SEPTEMBER 30, 1998
                                               ----------------------------------------------------------------
                                                                        (UNAUDITED)

                                               PAGEMART          PAGEMART        PAGEMART
                                                PAGING             PCS          INTERNATIONAL      CONSOLIDATED
                                               ---------        ---------       -------------      ------------
Revenues                                       $  78,751        $      20         $      13         $  78,784
Operating income (loss)                            5,394           (3,799)             (178)            1,417
Interest expense                                   5,145            5,289                --            10,434
Interest income                                       --             (787)               --              (787)
Income (loss) before extraordinary item              231           (8,289)             (924)           (8,982)
Net income (loss)                                    231           (8,289)             (924)           (8,982)
EBITDA                                            15,202           (2,198)             (178)           12,826
Total assets                                     195,149          296,295             1,925           493,369
Capital expenditures                              10,193           39,089                --            49,282

                                               THREE MONTHS ENDED SEPTEMBER 30, 1999
                               -------------------------------------------------------------------
                                                          (UNAUDITED)

                                PAGEMART          PAGEMART          PAGEMART
                                PAGING              PCS           INTERNATIONAL      CONSOLIDATED
                               ---------         ---------        -------------      ------------
Revenues                       $  81,601         $   5,571         $      96         $  87,268
Operating income (loss)           10,404           (17,344)             (101)           (7,041)
Interest expense                   3,905            12,817                --            16,722
Interest income                      (19)              (91)               --              (110)
Net income (loss)                  6,492           (30,070)             (665)          (24,243)
EBITDA                            20,976            (7,954)             (101)           12,921
Total assets                     136,569           329,662             2,866           469,097
Capital expenditures               4,257             7,645                --            11,902

                                                    NINE MONTHS ENDED SEPTEMBER 30, 1998
                                       ----------------------------------------------------------------
                                                                (UNAUDITED)

                                        PAGEMART         PAGEMART          PAGEMART
                                         PAGING             PCS           INTERNATIONAL    CONSOLIDATED
                                       ---------         ---------        -------------    ------------
Revenues                               $ 232,613         $      20         $      50         $ 232,683
Operating income (loss)                   11,956            (5,935)             (491)            5,530
Interest expense                          12,991            19,366                --            32,357
Interest income                              (42)           (2,805)               --            (2,847)
Loss before extraordinary items           (1,074)          (23,098)           (2,707)          (26,879)
Net loss                                 (18,680)          (23,098)           (2,707)          (44,485)
EBITDA                                    39,292            (4,083)             (491)           34,718
Total assets                             195,149           296,295             1,925           493,369
Capital expenditures                      30,034            98,433                --           128,467

                                                    NINE MONTHS ENDED SEPTEMBER 30, 1999
                                        -------------------------------------------------------------
                                                                 (UNAUDITED)

                                          PAGEMART       PAGEMART        PAGEMART
                                           PAGING           PCS        INTERNATIONAL    CONSOLIDATED
                                        -----------     -----------    -------------   --------------
Revenues                                $   234,638     $     9,772    $        360    $      244,770
Operating income (loss)                      26,118         (51,193)           (371)          (25,446)
Interest expense                             13,373          34,804               -            48,177
Interest income                                 (23)           (438)              -              (461)
Net income (loss)                            12,540         (85,559)         (1,775)          (74,794)
EBITDA                                       58,564         (25,950)           (371)           32,243
Total assets                                136,569         329,662           2,866           469,097
Capital expenditures                         13,629          21,768               -            35,397


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion of the results of operations and financial condition of the Company for the three and nine months ended September 30, 1999 and 1998. This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this report. Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform with the current year presentation.

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

GENERAL

    Through its PageMart Paging division, the Company has constructed and operates a wireless messaging and communications network and provides paging and other one-way wireless messaging services to its subscribers. Through its PageMart PCS division, the Company has constructed and operates an advanced messaging network as an overlay of its one-way network, which covers approximately 90% of the U.S. population. The Company has incurred significant capital expenditures and expects to incur additional capital expenditures and operating losses associated with the implementation and deployment of its advanced messaging services. Management does not expect the PageMart PCS Division to generate positive EBITDA (defined herein) until late in 2000.

    The Company sells and leases wireless messaging end-user devices to subscribers, retailers and resellers. The Company earns recurring revenues from subscribers in the form of fixed periodic fees and incurs substantial operating expenses in offering its services, including technical, customer service and general and administrative expenses.

    Since commencing operations in 1990, the Company has invested heavily in its wireless communications network and administrative infrastructure in order to establish nationwide coverage, sales offices in major metropolitan areas, centralized customer service call centers and administrative support functions. The Company incurs substantial fixed operating costs related to its wireless communications infrastructure, which is designed to serve a larger subscriber base than the Company currently serves in order to accommodate growth. In addition, the Company incurs costs associated with each new subscriber addition. The Company sustained consolidated operating losses in each year of operations from inception through the period ended December 31, 1997. Although the Company recognized a $2.5 million operating profit for the year ended December 31, 1998, the Company has sustained an aggregate $12.7 million operating loss for the three year period ended December 31, 1998 and a $7.0 million and $25.4 million operating loss for the three and nine months ended September 30, 1999, respectively. In the third quarter of 1997, the Company began generating operating profits in its PageMart Paging division and management expects this trend to continue in 2000. The PageMart PCS division generated operating losses in 1998 and management expects this trend to continue until late in 2000. The Company expects to continue to incur consolidated operating losses through the year ending December 31, 2000, as the Company incurs incremental operating expenses from PageMart PCS.

    The Company's strategy is to expand its subscriber base to increase profitability and cash flow through greater utilization of its nationwide wireless communications network. From January 1, 1992 to September 30, 1999, the total number of units in service increased from 52,125 to 2,711,274. This includes 2,622,530 from the PageMart Paging division, 49,001 from the PageMart PCS division and 39,743 from the Company's proportional share in PageMart Canada. None of the Company's growth is attributable to acquisitions. The Company intends to achieve unit growth by promoting its customized paging and other wireless messaging services through its sales offices, national retail distribution channels, private brand strategic alliances with telecommunication companies such as BellSouth Cellular Corp., GTE Corporation, Southwestern Bell Mobile Systems, Sprint, Ameritech Mobile Services, Inc., EXCEL Communications, Inc., ALLTEL Communications, Inc., Bluegrass Cellular, Inc. and First Cellular of Southern Illinois and narrowband PCS alliances with companies such as Arch Communications Group, Inc., Metrocall, Inc., AirTouch Paging and TSR Wireless LLC.

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

    The Company sells and leases its subscriber units through the following distribution channels: (i) private brand and narrowband PCS strategic alliances through its Carrier Services Strategic Business Unit ("SBU"), (ii) third party local resellers through its Reseller SBU, (iii) national retail stores through its National Retail SBU and (iv) direct sales through its Field Sales and National Accounts SBUs. At September 30, 1999, 42% of the Company's domestic units in service originated from the Carrier Services SBU, 25% originated from the Reseller SBU, 21% originated from the National Retail SBU and 12% originated from the Field Sales SBU and the National Accounts SBU, collectively.

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

    The Company derives its recurring revenue primarily from fixed periodic fees for services that are not generally dependent on usage. Consequently, the Company's ability to recoup its initial selling and marketing costs, to meet operating expenses and to achieve profitability is dependent on the average length of each customer's subscription period. As long as a subscriber continues to utilize the Company's service, operating results benefit from the recurring payments of the fixed fees without the incurrence of additional selling expenses by the Company. Conversely, operating results are adversely affected by customer disconnections. Each month a percentage of the Company's existing customers have their service terminated for a variety of reasons, including failure to pay for service, dissatisfaction with service and switching to a competing service provider. The Company's average monthly disconnection rates for the years ended December 31, 1996, 1997, and 1998 were 2.4%, 2.5% and 3.2%, respectively. For the three months ended September 30, 1998 and 1999, the Company's average disconnection rates were 3.1% and 3.0%, respectively. Average monthly disconnect rates are calculated by dividing (a) the sum of (i) subscriber disconnections from all direct sales and national retail channels (ii) net subscriber disconnections from the local reseller channel, taken as a whole and (iii) the subscriber disconnections from each of the Carrier Services SBU's strategic alliance partners, to the extent that each partner has net disconnections, by
(b) the total number of units in service at the beginning of the period. Disconnect rates are stated as the monthly average of each period presented.

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

PAGEMART PAGING DIVISION

    The Company's principal operations to date are the domestic one-way wireless operations of its PageMart Paging division. This division is a maturing business
- requiring only a maintenance level of capital investment and producing reliable EBITDA, operating income and net income. For the foreseeable future, management expects EBITDA from the PageMart Paging division to be relatively stable, and fall in a range consistent with the second and third quarters of 1999. The following discussion analyzes the results of the Company's PageMart Paging division's operations unless otherwise indicated.


Units in Service

    Units in service from domestic one-way messaging operations were 2,767,742 and 2,622,530 as of September 30, 1998 and 1999, respectively. In addition, PageMart Canada's units in service were 44,885, and 66,238, respectively, as of September 30, 1998 and 1999. As a result of its ownership interest in PageMart Canada, the Company's proportional share of the units in service of PageMart Canada was 26,931 and 39,743 units at September 30, 1998 and 1999, respectively.

    The Company's one-way messaging operations experienced a net increase of 58,477 subscribers in the third quarter of 1999. The increase was attributable to a general improvement by each SBU with either net additions or fewer disconnections when compared with the previous quarter. The Carrier Services SBU experienced an exceptionally good quarter with one new strategic partner contributing significantly to the overall increase in the number of quarterly additions reported by this SBU.

Revenues

    Total revenues for the three and nine months ended September 30, 1999 were $81.6 million and $234.6 million, compared to $78.8 million and $232.6 million for the three and nine months ended September 30, 1998. Recurring revenues for airtime, voice mail and other services for the three and nine months ended September 30, 1999 were $64.5 million and $193.1 million, compared to $65.2 million and $189.6 million for the three and nine months ended September 30, 1998. Revenues from equipment sales for the three and nine months ended September 30, 1999 were $17.1 million and $41.6 million, compared to $13.5 million and $43.0 million for the three and nine months ended September 30, 1998. Recurring revenue increased for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 despite a decrease in units in service because most of the decline in units was associated with low-ARPU local numeric service subscribers offset by increased sales in higher ARPU alphanumeric services and in value added services such as roaming and nationwide coverage. PageMart Paging's ARPU increased from $7.87 in the third quarter of 1998 to $8.30 in the third quarter of 1999. Equipment revenue decreased for the nine months ended September 30, 1999 versus the comparable period of 1998 primarily due to lower unit shipments to national retailers, as their on-hand inventories were sufficient to meet demand. Equipment revenue increased by $3.6 million in the three months ended September 30, 1999 versus the three months ended September 30, 1998 due primarily to increased equipment sales by the Carrier Services SBU.

Cost of Equipment Sold

    The cost of equipment sold was $18.8 million and $47.7 million for the three and nine months ended September 30, 1999, compared to $16.4 million and $52.9 million for the three and nine months ended September 30, 1998. The increase in cost of equipment sold for the three months ended September 30, 1999 was primarily attributable to increased equipment sales by the Carrier Services SBU. The decrease for the nine months ended September 30, 1999 versus the comparable period in 1998 was primarily attributable to lower unit shipments to national retailers, as their on-hand inventories were sufficient to meet demand. The Company expects pager costs to generally remain constant. The loss on equipment sold (equipment revenue less cost of equipment sold) is recognized when pagers are shipped to the retailers, usually before the units are placed into service. The Company has historically sold rather than leased the majority of units in the PageMart Paging division.

Operating Expenses

    Technical expenses were $12.7 million and $38.4 for the three and nine months ended September 30, 1999, compared to $13.4 million and $39.2 million for the three and nine months ended September 30, 1998. Management expects technical expenses to remain relatively constant in the future. Based on an average monthly cost per unit in service, technical expenses were $1.63 for the three and nine months ended September 30, 1999, respectively, compared to $1.61 and $1.65 for the three and nine months ended September 30, 1998, respectively.

    Selling expenses for the three and nine months ended September 30, 1999 were $10.3 million and $33.2 million, compared to $12.9 million and $40.1 million for the three and nine months ended September 30, 1998. The decrease in selling expense is the result of the maturation of the PageMart Paging operations. Management expects this number to remain relatively constant in the near future. For the three and nine months ended September 30, 1999, the Company incurred $156,000 and $468,000 in selling expenses associated with international operations, respectively, compared to $183,000 and $505,000 for the three and nine months ended September 30, 1998, respectively.

     General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for the three and nine months ended September 30, 1999 were $18.8 million and $56.8 million, compared to $20.9 million and $61.1 million for the three and nine months ended September 30, 1998. Management expects general and administrative expenses to remain relatively constant in the future. On an average cost per month per unit in service basis, general and administrative expenses were $2.42 and $2.41 for the three and nine months ended September 30, 1999, respectively, compared to $2.52 and $2.57 for the three and nine months ended September 30, 1998, respectively. The decrease in general and administrative expense for the three and nine months ended September 30, 1999 was largely due to headcount reductions, initiated in the first quarter of 1999, largely as a result of certain productivity-oriented technology enhancements in the Company's information systems and call centers.

    Depreciation and amortization was $10.6 million and $32.4 million for the three and nine months ended September 30, 1999, compared to $9.8 million and $27.3 million for the three and nine months ended September 30, 1998. The increases resulted from the expansion of the Company's network infrastructure including transmitter and terminal equipment, as well as the purchase and development of computer hardware and software associated with the Company's administrative system. Because only maintenance levels of capital expenditures are expected in the PageMart Paging division, depreciation and amortization should remain relatively constant in the future. As an average cost per month per unit in service, depreciation and amortization was $1.36 and $1.38 for the three and nine months ended September 30, 1999, respectively, compared to $1.18 and $1.15 for the three and nine months ended September 30, 1998, respectively.

PAGEMART PCS DIVISION

     The Company's PageMart PCS division is expected to fuel the growth of the Company in the future. Nationwide coverage was first offered on December 15, 1998 with coverage to 70% of the U.S. population. The Company's advanced messaging network now overlays the Company's traditional messaging network, covering approximately 90% of the U.S. population. The following discussion analyzes the results of the Company's PageMart PCS division's operations, unless otherwise indicated. The periods compared below are the three months ended March 31, 1999, the three months ended June 30, 1999 and the three months ended September 30, 1999, since minimal operating activities occurred in the three and nine months ended September 30, 1998.

Units in Service

     Units in service were 49,001 as of September 30, 1999 compared to 4,259 units as of March 31, 1999 and 24,416 as of June 30, 1999. Almost 70% of the net additions were attributable to the Company's Carrier Services SBU, with the remaining additions coming from direct sales by the Field Sales SBU and National Accounts SBU. PageMart's narrowband PCS alliances with Metrocall, Inc. and AirTouch Paging added their first units in the second quarter of 1999 and are expected to continue increasing their net additions throughout the remainder of 1999. PageMart's Carrier Services SBU is also expected to continue to be a significant contributor in advanced messaging unit additions through its strategic alliances with other telecommunications providers.

     Management believes that advanced messaging units in service will increase in the fourth quarter of 1999. However, advanced messaging net subscriber additions during the fourth quarter of 1999 may be at or below the third quarter 1999 levels. Advanced messaging net additions have been negatively affected by several factors including the unavailability of acceptable two-way subscriber devices from manufacturers, reduced availability of 1.5-way devices due to delays on updated subscriber devices from one manufacturer and delays in launching sales campaigns for advanced messaging services in certain distribution channels. Full two-way devices are currently in test on PageMart's network and are expected to be available for sale on the network in December 1999. Significant two-way unit additions are not expected until the first quarter of 2000.

Revenues

     Revenues for the three months ended September 30, 1999 were $5.6 million compared to $0.7 million for the three months ended March 31, 1999 and $3.5 million for the three months ended June 30, 1999. Recurring revenues for the three months ended September 30, 1999, June 30, 1999 and March 31, 1999 were $1.8 million, $0.7 million and $0.2 million, respectively. Revenues from equipment sales for the three months ended September 30, 1999, June 30, 1999 and March 31, 1999 were $3.8 million,

$2.9 million and $0.4 million, respectively. ARPU for PageMart PCS was $16.44 for the three months ended September 30, 1999 compared to $27.37 for the three months ended March 31, 1999 and $15.69 for the three months ended June 30, 1999, reflecting a higher percentage of units sold on a wholesale basis. In addition, approximately one-half of the net subscriber additions in the second quarter of 1999 were added in the final month of the quarter, and therefore did not contribute significantly to second quarter recurring revenues. Management expects advanced messaging ARPU to vary throughout the year as the timing of additions throughout the quarter from wholesale-priced distribution channels and additional local service subscribers contribute to advanced messaging unit growth.

     Cost of Equipment Sold

     The cost of equipment sold for the three months ended September 30, 1999 was $3.7 million compared to $0.6 million for the three months ended March 31, 1999 and $3.1 million for the three months ended June 30, 1999. Management expects a substantial portion of new advanced messaging units will be leased, rather than sold, resulting in a lower cost of equipment sold, and higher capital expenditures.

Operating Expenses

     Technical expenses were $6.8 million for the three months ended September 30, 1999, compared to $6.1 million for the three months ended March 31, 1999 and $7.3 million for the three months ended June 30, 1999. Management expects technical costs to increase over the remainder of 1999, in order to support an expected increase in the advanced messaging subscriber base.

    Selling expenses for the three months ended September 30, 1999 were $1.5 compared to $1.2 million for the three months ended March 31, 1999 and $1.5 million for the three months ended June 30, 1999. Selling expenses should continue to increase as the addition of advanced messaging units in service increases.

    General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for the three months ended September 30, 1999, June 30, 1999 and March 31, 1999 and were $1.4 million, $1.3 million and $1.2 million, respectively. As the number of advanced messaging units in service grows, the PageMart PCS division will require additional resources to be allocated to support those customers. This is expected to cause an increase in general and administrative expenses.

    Depreciation and amortization was $9.4 million for the three months ended September 30, 1999, compared to $7.7 million for the three months ended March 31, 1999 and $8.1 million for the three months ended June 30, 1999. The nationwide buildout of the Company's advanced messaging network was completed in the second quarter of 1999. As a result, the increase is due to the Company recording a full quarter of depreciation expense in the third quarter.

INTEREST EXPENSE

    Consolidated interest expense was $16.7 million and $48.2 million for the three and nine months ended September 30, 1999, compared to $10.4 million and $32.4 million for the comparable periods ended September 30, 1998. The increase in 1999 was primarily the result of the increased interest related to the 15% Senior Discount Notes due 2005 (the "15% Notes"), the 11 1/4% Senior Subordinated Discount Notes due 2008 (the "11 1/4% Notes") and the Credit Facility. Interest expense related TO the 12 1/4% Senior Discount Notes due 2003 (the "12 1/4% Notes"), which were retired in January 1998 was $1.2 million for the nine months ended September 30, 1998. Interest expense related to the 15% Notes was $7.3 million and $21.0 million for the three and nine months ended September 30, 1999, compared to $6.3 million and $18.2 million for the three and nine months ended September 30, 1998, respectively. Interest expense related to the 11 1/4% Notes was $8.2 million and $24.0 million for the three and nine months ended September 30, 1999, compared to $7.4 million and $19.5 million for the three and nine months ended September 30, 1998, respectively. Interest expense related to the Credit Facility was $1.1 million and $2.4 million for the three and nine months ended September 30, 1999, compared to $0.1 million and $0.2 million for the three and nine months ended September 30, 1998, respectively. Total interest expense for the three and nine months ended September 30, 1998, was reduced by the capitalization of $3.7 million and $8.2 million of interest related to the construction of the Company's advanced messaging network. With the launch of the Company's advanced messaging network in December 1998, the Company is no longer capitalizing interest costs associated with the advanced messaging network buildout.

NET LOSS

    The Company sustained consolidated losses for the three and nine months ended September 30, 1999 of $24.2 million and $74.8 million, compared to consolidated losses before extraordinary items of $9.0 million and $26.9 million for the three and nine months ended September 30, 1998. The increased loss was principally due to increased operating expenses associated with the start-up operations of the Company's advanced messaging division. A one-time extraordinary charge of $13.8 million was recognized during the first quarter of 1998 related to the early retirement of the 12 1/4% Notes. Also, a one-time charge of $3.8 million was recognized during the third quarter of 1998 related to the interruption in service experienced by the Company when the Galaxy IV satellite failed. Including the extraordinary items, the Company's consolidated net loss for the three and nine months ended September 30, 1998 was $9.0 million and $44.5 million, respectively.


ALLOCATION OF EQUITY AND DEBT TO DIVISIONS

    The Company allocates proceeds from equity and debt offerings to its PageMart Paging and PageMart PCS divisions. The methodology the Company follows results in the attribution of the proceeds of each offering based on the specific capital and operating requirements of each division. Positive free cash flow (defined as earnings before interest, taxes, depreciation and amortization less capital expenditures) generated by a division is utilized to reduce its respective debt allocation. As of September 30, 1999, $156.5 million and $72.5 million of equity and $115.2 million and $407.5 million of debt have been allocated to PageMart Paging and PageMart PCS, respectively. For the three months ended September 30, 1999, interest expense of $3.9 million and $12.8 million was allocated to PageMart Paging and PageMart PCS, respectively. For the nine months ended September 30, 1999, interest expense of $13.4 million and $34.8 million was allocated to PageMart Paging and PageMart PCS, respectively.

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

PAGEMART PAGING STATEMENTS OF OPERATIONS
(Dollars in thousands, except other data)
(Unaudited)

                                                                         THREE MONTHS ENDED
                                         -----------------------------------------------------------------------------------
                                            JUNE 30,      SEPT. 30,      DEC. 31,     MARCH 31,      JUNE 30,     SEPT. 30,
                                             1998           1998           1998         1999          1999          1999
                                         -----------    -----------    -----------   -----------   -----------   -----------
RECURRING REVENUES                       $    63,537    $    65,205    $    65,154   $    64,516   $    64,006   $    64,549
Equipment revenues                            13,164         13,546         13,702         8,186        16,329        17,052
                                         -----------    -----------    -----------   -----------   -----------   -----------

Total revenues                                76,701         78,751         78,856        72,702        80,335        81,601

Cost of equipment sold                        15,915         16,416         15,976        10,269        18,556        18,827
                                         -----------    -----------    -----------   -----------   -----------   -----------

NET REVENUES                                  60,786         62,335         62,880        62,433        61,779        62,774

Technical expenses                            13,464         13,364         12,993        12,571        13,146        12,674
General and administrative expenses           20,524         20,862         21,452        19,883        18,102        18,809
Selling expenses                              13,716         12,907         12,519        12,576        10,346        10,315
Depreciation and amortization expense          9,046          9,808         10,269        10,925        10,949        10,572
                                         -----------    -----------    -----------   -----------   -----------   -----------

OPERATING INCOME (LOSS): "EBIT"          $     4,036    $     5,394    $     5,647   $     6,478   $     9,236   $    10,404
                                         ===========    ===========    ===========   ===========   ===========   ===========


EBITDA                                   $    13,082    $    15,202    $    15,916   $    17,403   $    20,185   $    20,976
                                         ===========    ===========    ===========   ===========   ===========   ===========



OTHER DATA:

EBIT MARGIN (1)                                  6.6%           8.7%           9.0%         10.4%         15.0%         16.6%
EBITDA MARGIN (1)                               21.5%          24.4%          25.3%         27.9%         32.7%         33.4%

Ending units in service                    2,752,580      2,767,742      2,618,527     2,527,595     2,564,053     2,622,530
ARPU (2)                                 $      7.84    $      7.87    $      8.06   $      8.36   $      8.38   $      8.30
Capital employed per unit in service     $        28    $        27    $        27   $        25   $        22   $        22
RETURN ON CAPITAL EMPLOYED (4)                  67.9%          81.4%          90.0%        110.2%        143.1%        145.4%

PAGEMART PCS STATEMENTS OF OPERATIONS
(Dollars in thousands, except other data)
(Unaudited)

                                                                         THREE MONTHS ENDED
                                         -----------------------------------------------------------------------------------
                                            JUNE 30,      SEPT. 30,      DEC. 31,     MARCH 31,      JUNE 30,     SEPT. 30,
                                             1998           1998           1998         1999          1999          1999
                                         -----------    -----------    -----------   -----------   -----------   -----------

RECURRING REVENUES                       $        --    $        14    $        32   $       207   $       675   $     1,811
Equipment revenues                                --              6             44           446         2,873         3,760
                                         -----------    -----------    -----------   -----------   -----------   -----------

Total revenues                                    --             20             76           653         3,548         5,571

Cost of equipment sold                            --              6            181           574         3,053         3,725
                                         -----------    -----------    -----------   -----------   -----------   -----------

NET REVENUES                                      --             14           (105)           79           495         1,846

Technical expenses                               219          1,308          2,742         6,144         7,297         6,818
General and administrative expenses              527            523            695         1,195         1,270         1,445
Selling expenses                                 318            381          1,066         1,183         1,481         1,537
Depreciation and amortization expense            131          1,601          3,963         7,725         8,128         9,390
                                         -----------    -----------    -----------   -----------   -----------   -----------

OPERATING INCOME (LOSS): "EBIT"          $    (1,195)   $    (3,799)   $    (8,571)  $   (16,168)  $   (17,681)  $   (17,344)
                                         ===========    ===========    ===========   ===========   ===========   ===========


EBITDA                                   $    (1,064)   $    (2,198)   $    (4,608)  $    (8,443)  $    (9,553)  $    (7,954)
                                         ===========    ===========    ===========   ===========   ===========   ===========


OTHER DATA:

Ending units in service                           --            287            775         4,259        24,416        49,001
ARPU (2)                                  $       --    $     32.52    $     19.85   $     27.37   $     15.69   $     16.44

------------------------
(1)  Calculated by dividing quarterly EBIT or EBITDA by net revenues.

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

    Capital expenditures (excluding capitalized interest) were $35.4 million and $128.5 million for the nine months ended September 30, 1999 and 1998, respectively. Capital expenditures for the nine months ended September 30, 1999 include approximately $16.1 million related to the development and expansion of its advanced messaging network, $1.9 million for the Company's one-way messaging network, $1.6 million for facilities, $7.7 million for computer hardware and software and $8.1 million for leased subscriber units. Capital expenditures for the nine months ended September 30, 1998 include approximately $98.4 million related to the development of advanced messaging services, $9.4 million for the Company's one-way messaging network, $12.3 million for the computer hardware and software, $2.2 million for corporate expansion and relocation and $6.1 million for leased pagers. During December 1995, the Company committed to purchase $40 million in network infrastructure equipment from Motorola from December 1, 1995 to October 31, 1999. The agreement has been amended to extend the commitment to June 30, 2001 and include ReFLEX25 advanced messaging units. Through October 31, 1999, the Company had purchased $34.5 million of network infrastructure and ReFLEX25 advanced messaging units under this purchase commitment.

    The Company capitalized approximately $8.2 million of interest expense for the narrowband PCS licenses and advanced messaging network costs for those markets under construction during the nine months ended September 30, 1998. With the launch of the Company's advanced messaging network in December 1998, the Company is no longer capitalizing interest costs associated with the advanced messaging network buildout.

    The Company's net cash provided by operating activities for the nine months ended September 30, 1998 was $64.0 million, compared to $10.5 million for the nine months ended September 30, 1999. Net cash used in investing activities was $128.5 million and $34.4 million for the nine months ended September 30, 1998 and 1999, respectively, and were primarily for capital expenditures. Net cash provided by financing activities was $92.6 million and $12.7 million for the nine months ended September 30, 1998 and 1999, respectively. Cash provided by financing activities in 1998 resulted primarily from the receipt of $107.8 million of net proceeds from the issuance of the 11 1/4% Notes and the retirement of the 12 1/4% Notes. Cash provided by financing activities in 1999 resulted primarily from the borrowing of $25.0 million under the Company's new Credit Facility.

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

    The 11 1/4% Notes, which are unsecured senior obligations of the Company, mature in 2008 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 11 1/4% Notes will cause an increase in indebtedness from September 30, 1999 to February 1, 2003 of $132.0 million. From and after August 1, 2003, interest on the 11 1/4% Notes will be payable semiannually, in cash.

    The 15% Notes, which are unsecured senior obligations of the Company, mature in 2005 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 15% Notes will cause an increase in indebtedness from September 30, 1999 to February 1, 2000 of $9.6 million. From and after February 1, 2000, interest on the 15% Notes will be payable semiannually, in cash.

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

    During the first quarter ended March 31, 1998, the Company repaid the total amount outstanding of $21.2 million on the Vendor Financing Arrangement and modified the agreement to provide $30 million of available financing, in aggregate, during the period from September 1, 1998 through December 31, 2000. During the first quarter ended March 31, 1999, the Company repaid the total amount outstanding of $10.0 million on the Vendor Financing Arrangement with proceeds from the Credit Facility. As of September 30, 1999, the Company had no amounts outstanding under the Vendor Financing Arrangement.

    In March 1999, the Company entered into a four year credit agreement with Bankers Trust Company and Morgan Stanley Senior Funding, Inc. which provides for a $100 million credit facility (the "Credit Facility"). The Credit Facility replaced the $50 million revolving line of credit the Company established on May 11, 1995 with BT Commercial Corporation, as Agent, and Bankers Trust Company, as issuing bank (the "Revolving Credit Agreement"), which was simultaneously terminated. The Credit Facility provides for $75 million of multi-draw term loans and $25 million of revolving loans. On March 24, 1999, the Company borrowed $25 million in Term Loans pursuant to the terms of the Credit Facility. Approximately $12 million of the initial borrowing was used to repay amounts outstanding under the Vendor Financing Arrangement and to fund the fees and expenses of the Credit Facility. As of September 30, 1999, total availability under the Credit Facility was $75 million, of which $25 million was outstanding in the form of Term Loans. Further availability of the Credit Facility above the current $75 million is based on the Company's achievement of certain minimum targets for advanced messaging subscriber units in service. The Credit Facility bears interest at the U.S. prime rate plus 2.75% or at LIBOR plus 3.75%. The weighted average interest rate for the nine months ended September 30, 1999 on the amounts was 9.8%.

    As of September 30, 1999, the Company's indebtedness included $300.1 million under the 11 1/4% Notes, $197.6 million under the 15% Notes and $25 million under the Credit Facility.

    The indenture under which the 15% Notes were issued, the indenture under which the 11 1/4% Notes were issued, the Vendor Financing Arrangement and the Credit Facility contain certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets, enter into leases and engage in mergers and consolidations, and the Credit Facility requires the Company to maintain certain operating and financial performance measures, limits the ability of the Company to make capital expenditures, prohibits certain changes in ownership control. In the event of a change in control of the Company, as defined, each holder of the 15% Notes will have the right, at such holder's option, to require the Company to repurchase that holder's 15% Notes at a purchase price equal to 101% of the principal amount thereof, plus any accrued and unpaid interest to the date of repurchase.

    On November 15, 1995, the Company purchased through PageMart International, Inc., 200,000 voting shares of common stock of PageMart Canada, which represents 20% of the ownership of PageMart Canada. PageMart International, Inc. also owns 33% of the voting common stock of the holding company parent of PageMart Canada ("Canada Holding"), which owns the remaining 80% of the voting common stock of PageMart Canada. On November 26, 1998, the Company received notification from the third party Canadian investor, which represents the controlling shareholder interest in PageMart Canada, of its intent to exchange its 1,000,000 shares of Class A Common Stock in Canada Holding for 714,286 shares of PageMart Wireless pursuant to rights contained in the Agreement Among Stockholders of PageMart Canada, dated July 28, 1995. The Agreement Among Stockholders permits the Company to find a replacement for the Canadian investors in order to comply with Canadian regulations governing ownership of Canadian paging licenses. The Company may consider selling its interest in PageMart Canada in exchange for a network affiliation arrangement similar to those utilized by the Company in other countries. Management intends to conclude the process of identifying and completing the relevant agreements with a new Canadian investor in the fourth quarter of 1999 or first quarter of 2000, although no assurances can be given that such completion will occur. The Company expects to be required to issue the 714,286 shares of PageMart Wireless common stock to the current Canadian investor in exchange for the Canadian investor's holdings in PageMart Canada on or before the completion of a transaction with a new Canadian investor. Subsequent to the exchange transaction, Canada Holding may become a wholly-owned subsidiary of the Company and therefore may be required to be consolidated. The Company currently accounts for its investment in Canada under the equity method. The Company is currently examining alternative arrangements in Canada including the replacement of the Canadian investor or the ultimate transfer of its investment in PageMart Canada to another entity. Regardless of the Company's ultimate disposition of its investment in PageMart Canada, the Company may make further investments in PageMart Canada to upgrade the network for advanced messaging.

    During the first quarter of 1998, the Company began the implementation of its advanced messaging services network. The Company has incurred significant capital expenditures and expects to incur significant operating losses and additional capital expenditures associated with the implementation and deployment of its advanced messaging services through December 31, 2000. The Company incurred capital expenditures of approximately $7.6 million in the third quarter of 1999 in the PageMart PCS division. In addition, the Company funded PageMart PCS's negative EBITDA of $8.0 million to support operations and marketing in the third quarter of 1999.

    During the third quarter of 1999, the Company reported $12.9 million of consolidated EBITDA and $11.9 million consolidated capital expenditures therefore generating excess EBITDA of $1.0 million. The Company anticipates that the PageMart PCS division will require approximately $14 to $16 million of capital to fund operations and capital expenditures during the fourth quarter 1999 funded entirely by the excess of EBITDA over capital expenditures from PageMart Paging for the fourth quarter of 1999. The PageMart Paging division is expected to generate approximately $80 to $85 million of EBITDA and require approximately $15 to $18 million of capital expenditures in 2000, thus generating excess EBITDA of $62 to $70 million. The Company expects the PageMart PCS division to require approximately $55 to $65 million to fund capital expenditures and operations in 2000

    As of September 30, 1999, the Company had approximately $6.2 million in cash and cash equivalents. At September 30, 1999, the borrowings available under the Vendor Financing Arrangement were approximately $30 million. As of September 30, 1999, the additional borrowings available under the Credit Facility were $50 million. Additional availability under the Credit Facility is based on certain minimum targets on advanced messaging subscriber units in service. The Company anticipates that its cash balance and amounts available under the Credit Facility and Vendor Financing Arrangement, combined with anticipated excess cash flows from the Company's PageMart Paging division, will be sufficient to fund the Company's consolidated operations, capital expenditures and all cash interest costs through 2000.

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

YEAR 2000 READINESS DISCLOSURE

    In 1997, the Company began an evaluation of its computer systems and network infrastructure for Year 2000 readiness. The Year 2000 issue stems from the use of two-digit dates in computer programs. Programs that use the two-digit dates may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system malfunctions or failures causing disruptions in operations. To support the Company's assessment of the impact of the Year 2000 on its operations, executive management appointed a cross-functional steering committee to address potential Year 2000 problems and to formulate and guide the Company's Year 2000 enterprise readiness plans. The Company has completed the assessment and has upgraded, modified or replaced software or equipment where necessary.

    The Company divided its Year 2000 efforts into two primary areas: its administrative and network systems, and third party suppliers and vendors.

    The Company's administrative and network systems consist of software and hardware systems that are a combination of internally developed software and third party software and hardware. The Company's approach has been to:

o Create an inventory of items that must be assessed and prioritize the items by how critical they are to the operations of the Company;

o   Assess their readiness through testing;

o   Plan and implement corrective actions; and

o   Develop contingency plans.

    The Company included third party software and hardware in this assessment process to the extent practicable, even though it may have obtained Year 2000 readiness information from the vendor or supplier of the software or hardware. The Company has materially completed the inventory and prioritization of items. Testing of the Company's information and network systems has been substantially completed, and all Year 2000 problems that were discovered have been remedied. The Company has developed contingency plans to promptly resolve or mitigate, to the extent possible, the effects of any significant Year 2000 problem that has not been corrected.

    The Company uses hardware, software and services supplied by third party vendors in most of its operations. The Company's approach has been to:

o   Create a list of suppliers and vendors;

o Communicate with each supplier and vendor to try to obtain information about the Year 2000 readiness of its products and services; and

o Work cooperatively with vendors and suppliers whose products or services are not Year 2000 ready to resolve the problems.

    Some third party products were tested by the Company for Year 2000 readiness as part of the assessment and testing described above. Other third party products and services cannot be independently tested by the Company, some of which are critical to the operations of the Company, such as satellite and other third party telecommunications services and electric utility services. Although the Company has received Year 2000 readiness certification or information regarding most of these third party products and services, the Company can make no representation that all third party products and services will be Year 2000 ready.

    Based on its testing and the Year 2000 readiness information received from third party vendors, the Company believes that all critical components of its administrative and network systems are Year 2000 ready.

    The Company believes that its Year 2000 readiness effort has significantly reduced the level of uncertainty about the Company's Year 2000 readiness. However, due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers and vendors, the Company cannot guarantee that all Year 2000 problems material to its operations have been corrected. A failure to correct a material Year 2000 problem could result in the interruption or failure of certain normal business operations, such as the Company's paging and messaging services, customer activations and services, or customer invoicing and collections. Such failures, if prolonged, could materially and adversely affect the Company's results of operations, liquidity or financial condition.

     The Company's program to upgrade, modify or replace software and hardware has two objectives, to increase functionality and efficiency and to make the Company Year 2000 ready. From January 1, 1998 through September 30, 1999, the Company spent approximately $22.8 million to upgrade, modify or replace hardware and software, most of which relates to increased functionality and efficiency. An ancillary benefit of these upgrades was Year 2000 readiness, the cost of which was not significant.



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

    The Credit Facility bears interest at the U.S. prime rate plus 2.75% or at LIBOR plus 3.75%. Therefore, the Credit Facility is subject to short-term interest rate risk. At September 30, 1999, the balance outstanding under the Credit Facility was $25.0 million. Consequently, a 100 basis point increase in the U.S. prime rate or LIBOR would result in a $250,000 increase in interest expense over a twelve month period.

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


                                            PAGEMART WIRELESS, INC.


                                            BY: /s/ JOHN D. BELETIC
                                                --------------------------------
                                            JOHN D. BELETIC,
NOVEMBER 12, 1999                           CHAIRMAN AND
                                            CHIEF EXECUTIVE OFFICER






                                            BY: /s/ G. CLAY MYERS
                                                --------------------------------
                                            G. CLAY MYERS,
NOVEMBER 12, 1999                           VICE PRESIDENT, FINANCE,
                                            CHIEF FINANCIAL OFFICER AND
                                            TREASURER (PRINCIPAL FINANCIAL
                                            AND CHIEF ACCOUNTING OFFICER)

                                  EXHIBIT INDEX



EXHIBIT NO.                DESCRIPTION
-----------                -----------
11.1 *                     Statement regarding computation of per share earnings (loss) for the three months ended September 30, 1999.


11.2 *                     Statement regarding computation of per share earnings (loss) for the three months ended September 30, 1998.


11.3 *                     Statement regarding computation of per share earnings (loss) for the nine months ended September 30, 1999.


11.4 *                     Statement regarding computation of per share earnings (loss) for the nine months ended September 30, 1998.


12.1 *                     Computation of ratio of earnings to fixed charges.


27.1 *                     Financial Data Schedule.


*        Filed herewith