Form 10-K405
period 1999-12-31
WEBLINK WIRELESS INC
filed 2000-03-02
CIK 947268

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------
                                   FORM 10-K
(MARK ONE)
     X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---      EXCHANGE ACT OF 1934 [FEE REQUIRED]

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ---      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM _______ TO _______

                          COMMISSION FILE NO. 0-28196

                         ------------------------------

                             WEBLINK WIRELESS, INC.
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

                              TITLE OF EACH CLASS
                              -------------------
               Class A Common Stock, par value $0.0001 per share
                         ------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Class A Common Stock on January 31, 2000 as listed on The Nasdaq Stock Market(R), was approximately $215,334,767. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

     As of January 31, 2000, there were 36,942,624; 3,809,363; and 211,750 shares of the Registrant's Class A, Class B and Class D common stock outstanding, respectively. There were no shares of the Registrant's Class C common stock outstanding at January 31, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on April 5, 2000 are incorporated by reference into Part III (items 11, 12 and 13) hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Unless the context otherwise requires, references to the "Company" are to WebLink Wireless, Inc. and its subsidiaries on a consolidated basis. References to "WebLink Wireless" are to WebLink Wireless, Inc. on a non-consolidated basis. WebLink Wireless changed its name from PageMart Wireless, Inc. on December 1, 1999. References to "PageMart, Inc." are to PageMart, Inc., a wholly-owned subsidiary of WebLink Wireless that was merged into WebLink Wireless on January 28, 1998.

FORWARD LOOKING STATEMENTS

     This Form 10-K and the Annual Report to Stockholders contain statements that constitute forward-looking statements. In addition to statements that speak to a time in the future, the words "estimate," "project," "plan," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Readers are cautioned that such forward-looking statements involve risks and uncertainties, and are subject to change based on various important factors. The factors set forth herein under "Risk Factors" and in other filings with the Securities and Exchange Commission, as well as the following factors, could affect the Company's financial performance and could cause actual results to differ materially from those expressed in such forward-looking statements: economic conditions and consumer confidence generally in the United States; the ability of the Company to manage its high outstanding indebtedness; the impact of technological change in the telecommunications industry; the future cost and availability of network infrastructure and subscriber devices; the impact of competition and pricing of wireless data and paging services; the timely market acceptance of new products and services such as two-way messaging; changes in regulation by the Federal Communications Commission ("FCC") and various state regulatory agencies; and potential technical problems relating to the Company's wireless data network. See "Risk Factors."

GENERAL

     The Company is a leading provider of two-way wireless data and traditional one-way paging services. During 1999, the Company continued to position itself to move aggressively into wireless data services, building upon the vision of the Company as a provider of services using the World Wide Web to link people to information and other people in ways that make their lives more fun, informative or productive. In April 1999, the Company substantially completed the construction of its nationwide Internet protocol ("IP") based, two-way wireless data network that covers approximately 90% of the U.S. population. This was the culmination of over four years of development efforts and over $540 million in capital expenditures and expenses. In December 1999, the Company changed its name to WebLink Wireless, Inc., reflecting its strategic move toward Internet-based products and services in which wireless Internet subscriber devices are used for sending and receiving messages and information.

     The Company provides two-way wireless data services and enhanced messaging services through its Wireless Data Division. In February 2000, the Company began offering full two-way wireless data services upon the arrival of the first shipments of two-way subscriber devices from a manufacturer. Two-way messaging provides capabilities such as device-to-device communications allowing people to converse in an unobtrusive near real time manner, and wireless e-mail allowing people to send and receive short e-mail messages to or from any Internet e-mail address. In addition, the Company's web site serves as a portal through which customers can order Internet-based information which will be automatically forwarded to their devices periodically. The wireless data network also serves as a portal through which customers, from their devices, can request a wide variety of Internet-based information such as stock quotes, airline schedules, weather, entertainment and other information. The ability to demand information can be extended to a business customer's enterprise application systems, providing information such as inventory levels, delivery dates and other mission critical information. Through the Wireless Data Division, the Company also provides enhanced one-way services. These services store messages that are not received by a subscriber device and later forwards them when the device can receive messages.

     The Company provides traditional one-way numeric and word paging services through its Traditional Paging Division. Since its inception in 1989, the Company has been an innovative leader in the traditional paging business. The Company built its strategy around the concepts of diversified distribution channels, exclusive nationwide frequencies, efficient and flexible network architecture, and centralized control of the network and administrative functions. The result was rapid subscriber growth that was generated internally rather than through acquisition of other paging carriers. However, the Company believes the traditional paging industry stopped growing in 1998. As a result, while the traditional paging business is expected to continue to produce significant cash flow for the foreseeable future, the Company expects this business to have a negative long-term growth rate and, as a result, to decline in importance to the Company.

     The Company also provides its U.S. domestic customers with seamless traditional one-way paging services across the Americas, including Canada, Mexico, much of the Caribbean and Central America, and parts of South America. Through network affiliation agreements with owners of foreign networks, the Company's network is interconnected with foreign networks operating on a common frequency, thus providing roaming capabilities for the Company's customers in the foreign countries and for the customers of the foreign networks in the United States. In 1999, the Company expanded services into Nicaragua, Puerto Rico and Trinidad and Tobago. In February 2000, the Company sold its interest in a Canadian one-way paging network to a subsidiary of Bell Canada, which then entered into a 10-year exclusive network affiliation agreement with the Company and committed to construct a two-way wireless data network in Canada by the end of 2000. See "International Strategy."

     The Company is currently the fifth largest wireless messaging carrier in the United States, based on 2,662,995 units in service at December 31, 1999. For more information about the Company, go to its web site at www.weblinkwireless.com.

BUSINESS AND OPERATING STRATEGY

     In 1994, the Company embarked upon the strategy that has moved it from simply being a traditional one-way paging carrier to a wireless data services carrier. The Company believes that wireless data services will become an increasingly dominant part of the telecommunications services used by both consumers and businesses. The Company expects the shift to wireless data services will be epitomized by growth in the use of wireless Internet devices for sending and receiving messages and information.

     The Company believes it is well positioned to take advantage of the expected growth of wireless data services. In 1994 and 1995, the Company acquired narrowband personal communications services licenses for a total of 100kHz of forward frequency and 50kHz of return frequency nationwide (the "narrowband PCS Licenses"). The Company is one of four companies in the United States with 150kHz or more of narrowband PCS frequency nationwide. After conducting market research and developing the technical network design, the Company began the principal construction phase of its wireless data network in late 1997. Construction was substantially completed in April 1999. Virtually all of the Company's development expenditures over the past two years have been dedicated to creating its wireless data network and related applications for Internet appliance portable devices. The Company's investments in wireless data included IP infrastructure, content relationships, middleware software alliances, new distribution agreements, billing systems and telemetry interfaces.

     The Company's network design and construction strategy provide several benefits. The wireless data network also serves as the transmission infrastructure for the Company's traditional one-way paging services. The use of one network to serve both of the Company's business divisions creates a key economic advantage without sacrificing service coverage or quality. As the Company's traditional paging base declines, there will be no stranded assets since almost all network assets can be utilized to provide additional capacity for wireless data services.

     Construction cost of the Company's wireless data network compared to the cost incurred in building a digital PCS voice network is another key economic advantage. All inclusive capital expenditures, including costs of the narrowband PCS Licenses, for construction of the Company's network were approximately $1.50 per population covered for approximately 90% population coverage. This cost is about 2% to 3% of the construction cost of a digital PCS voice network of comparable scale. As a result, the Company will receive positive economic returns at much lower market penetration rates.

     The Company also expects to continue to reap the benefits of its successful traditional paging operating strategy. The Company attributes much of the growth and success of its traditional paging business to the principles which have guided its operations. The Company expects that these operating principles will be equally important as the market for wireless data services continues to develop. The Company has positioned itself also to utilize the following principles in its wireless data business:

     - Diversified Distribution Channels. Management believes that a diversified approach to distribution through direct marketing to individuals and corporations, as well as indirect marketing through strategic alliances with large telecommunications carriers, national and regional "bricks and mortar" retailers and resellers and Internet retailers and resellers, is critical to the maintenance of traditional paging and the development and growth of wireless data services. In addition, the Company sells its products and services through its own worldwide web site. See "Sales and Marketing."

     - Exclusive Nationwide Frequency Utilization. The construction of a network utilizing common exclusive frequencies nationwide has enabled the Company to offer strategic advantages to its strategic alliance partners, retailers and resellers not available from all the Company's competitors. The use of common frequencies with its foreign network affiliates permits the Company's domestic customers to travel throughout North America, much of the Caribbean and Central America and parts of South America without changing devices. The Company also believes that its spectrum-rich frequency position allows for capacity that enables the Company to attract and retain national retailers, strategic alliance partners and other messaging service providers.

     - Efficient and Flexible Network Architecture. The Company's efficient network architecture permits service to both wireless data and traditional paging customers over the same network infrastructure. Therefore, as traditional paging declines, there are no stranded assets, as virtually all infrastructure assets are utilized for additional wireless data capacity. In addition, use of satellite communications to control transmitters and receivers results in a flexible range of coverage options and efficient use of frequencies.

     - Centralized Administration and Customer Service. The Company has centralized information systems, inventory control, distribution, customer service, finance and marketing functions which support both the wireless data and traditional paging businesses. Management's focus on development of industry-leading customer service capabilities has led to high caliber customer service capabilities critical for success in wireless data and traditional paging services. The Company's existing customer service capabilities have been designed to expand as the wireless data customer base grows.

PRODUCTS AND SERVICES

     WIRELESS DATA SERVICES. The Company's wireless data services include the following:

     Two-way Messaging. With two-way messaging, subscribers may use the following services:

     - E-Messaging. Two-way device to device messaging allows mobile subscribers to send and receive messages to or from other wireless data devices and digital phones in an unobtrusive near real-time manner. Subscribers may send messages to other subscribers that have either one-way or two-way subscriber devices, and to any other device that has an e-mail address, even if it is not a device receiving service on the Company's network. Subscribers can originate messages either from the subscriber device keyboard or by using standard responses preprogrammed in the subscriber device or by choosing one of multiple responses embedded in a received message.

     - Wireless E-Mail. Subscribers may send and receive e-mail messages to or from any Internet e-mail address. In addition, subscribers with Internet or corporate e-mail, fax and voicemail boxes may receive notification of receipt of e-mails, faxes and voicemails.

     - Information on Demand. Subscribers may, from their devices, request a wide variety of information. The Company's wireless data network serves as a portal to Internet-based information such as stock quotes, flight schedules, weather, entertainment, auction status and a staggering array of other information. The ability to demand information can be extended to corporate Intranet-based information such as inventory levels, delivery dates, prices and other mission critical information.

     - Periodic Information. Subscribers may order information residing on the Internet to be automatically forwarded to their subscriber devices periodically. Subscribers may submit personalized orders through the Company's portal at www.weblinkwireless.com/products/servicesoverview.htm. In addition, an increasing number of other web sites will be providing the capability to forward information to subscriber devices.

     Enhanced One-Way Paging. With enhanced one-way paging service, if a subscriber device does not acknowledge receipt of a message, the network will store the message and forward it later. For example, if a subscriber travels outside the network coverage area or the subscriber device is turned off, the network will store messages for a fixed period of time. When the subscriber returns to a coverage area or turns on the subscriber device, the subscriber device registers with the network and the stored messages are automatically re-transmitted. The Company currently offers both local and nationwide auto-roam enhanced one-way paging services.

     Enterprise Solutions. In 1999, the Company introduced its Enterprise Solutions Partner Program to ally with leading software developers, information technology and business solutions companies and consultants to integrate computing with wireless technology to expand corporate customers' enterprise applications using two-way wireless data technology. The Company's Enterprise Solutions Partner Program is creating solutions that bring professionals in the field access to corporate databases, systems, Intranets and e-mail via the Company's wireless data network. Program members provide a broad range of communications services including network monitoring, e-business and information technology management consulting, as well as communications hardware supply, data warehousing and systems integration. Companies already in the program include Abstract Data Technologies, Corsoft, DMR Consulting Group, eLoyalty, MobilityLink, KEWi.net, MobileSys, Telamon, 3SI, Timebills.com, Vitria Technology and JP Systems, among others. The Company anticipates that the program will allow the Company to offer business-to-business solutions such as dispatch, asset tracking, help desk, field service automation and sales force automation.

     Telemetry. The Company plans to introduce telemetry services when commercial devices become available, which is expected in the second half of 2000. Telemetry services allow computer-based devices to transmit and receive data wirelessly over the Company's nationwide wireless data network. See "Sales and Marketing -- Telemetry."

     The Company had 61,575 wireless data devices in service at December 31, 1999.

     TRADITIONAL ONE-WAY PAGING SERVICES. The Company offers traditional one-way numeric and word paging services. Numeric paging provides the subscriber with the telephone number of the person who is seeking to contact the subscriber. Word paging offers the subscriber the ability to receive a word message rather than simply a numeric message.

     The Company currently offers local, regional and nationwide one-way numeric and word paging services. The Company also offers a feature called Nationwide TODAY(SM) that allows subscribers with local coverage to expand to nationwide coverage as needed, simply by calling their own pager number and accessing their personal options. This service gives the Company's customers the ability to take local coverage with them when they travel to major communities in the United States, Canada, Mexico, Central and South America and the Caribbean.

     The Company had 2,559,353 traditional one-way paging devices in service at December 31, 1999.

     ADDITIONAL VALUE-ADDED SERVICES. The Company offers subscribers a number of additional value-added services, including voice mail services that allow subscribers to retrieve voice messages from persons attempting to contact the subscriber, and a message retrieval service which allows a traditional paging service subscriber to retrieve messages that were sent at a time when the subscriber was outside of his or her service area. Other optional services include operator dispatch services, nationwide toll-free access numbers for subscribers, a customized voice prompt that allows subscribers to record a personal greeting, maintenance agreements and loss protection programs. During 1999, approximately 24% of the Company's recurring revenues were derived from these additional services.

     SUBSCRIBER DEVICES. The Company's messaging and information services are delivered to pocket-sized subscriber devices which the Company sells or leases to its subscribers. The Company's operating model for traditional paging services emphasizes a strategy of selling rather than leasing subscriber devices. The Company believes that by following a Customer Owned and Maintained ("COAM") strategy for traditional paging services it can achieve significantly better capital efficiency than if it were to follow a lease strategy. The Company believes that its COAM strategy for traditional paging services provides additional benefits, including reduced risk of technological obsolescence and avoidance of the credit risk associated with leasing subscriber devices to end-users. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     By contrast, the Company expects that it will lease a higher proportion of its wireless data devices. The higher price per unit for these devices is expected to make leasing an attractive alternative to purchasing. In addition, the Company expects that the strongest market demand for wireless data services will come initially from corporate and business customers, which often prefer to lease subscriber devices.

     One-way devices are available from a number of manufacturers. Wireless data subscriber devices are currently available only from Motorola, Inc. ("Motorola") and Wireless Access, a subsidiary of Glenayre Technologies, Inc. ("Glenayre"). The Company's two-way wireless data services currently utilize the Motorola PageWriter 2000X device. The Company anticipates that the Glenayre AccessLink II will be available in March 2000. Both Motorola and Glenayre are currently developing smaller, less expensive two-way wireless data devices. The first of these new devices, the Motorola Talkabout T900, is expected to be available around the middle of 2000. The Company anticipates that at least one other prominent consumer electronics manufacturer will introduce a two-way wireless data device in 2000.

     The Company expects to purchase wireless data devices from Motorola and Glenayre under existing volume purchase agreements. The Company could be adversely affected if the new two-way devices are not of sufficient quality to be certified for use on the Company's network or if the Company is unable to obtain them on satisfactory terms by planned delivery dates. See "Risk
Factors -- We Depend on Key Suppliers."

     PRODUCT DEVELOPMENT. The Company anticipates that growth in wireless data services will be enhanced through new wireless alliances with software companies and electronic equipment manufacturers to develop additional word messaging products and services. Computers, personal organizers and personal digital assistants ("PDAs") are being equipped with built-in wireless messaging capability. The Company expects that in the year 2000, at least two PDA manufacturers will announce devices capable of operating on WebLink's wireless data network.

SALES AND MARKETING

     The Company's customers include individuals, corporations and other organizations that desire affordable communication and information services offering substantial mobility and accessibility. The Company utilizes a number of distribution channels to market its products and services, including marketing directly through its national accounts sales force and field sales force, and indirectly through strategic alliances with other communications providers, national and regional retailers, on-line retailers, and regional and local resellers. Management believes that a diversified approach to distribution is important to the Company's growth by creating and satisfying demand for wireless data services in multiple segments of the market. This diversification is a key element of the Company's strategy of expanding its subscriber base to increase profitability and cash flow through greater utilization of its nationwide wireless data network. The Company is not dependent on any single customer or a few customers, the loss of which would have a material adverse effect on the Company.

     Each of the following distribution channels is managed by one of the Company's strategic business units ("SBU"):

     CARRIER SERVICES. Through its Carrier Services SBU, the Company has established numerous strategic relationships with large communications providers, such as GTE Corporation, Southwestern Bell Mobile Systems, BellSouth Cellular Corp., Ameritech Mobile Services, Inc., MCI WorldCom Network Services, Inc., EXCEL Communications, Inc., ALLTEL Communications, Bluegrass Cellular, Inc. and First Cellular of Southern Illinois. These companies utilize their brand awareness and billing and distribution efficiencies to market private brand subscriber devices and services using the Company's transmission network. The business unit is positioned to support carriers in the bundling and integration of messaging services into an extended portfolio of communications services.

     In addition, the Company has entered into agreements with Arch Communications Group, Inc. ("Arch"), Metrocall, Inc. ("Metrocall") and AirTouch Paging ("AirTouch"), the second, third and fourth largest messaging carriers, respectively, in the United States as of year-end 1999. The agreements are organized into two phases. Currently, Arch, Metrocall and AirTouch are marketing their switch-based wireless data services utilizing the Company's wireless data network. During the second phase, Arch, Metrocall and AirTouch will install their own networks leveraging the Company's infrastructure and sites. AirTouch has elected to enter the second phase of the agreement in a limited part of the United States. Under these agreements, the companies share certain capital and operating expenses, which will significantly lower costs for all companies.

     As market demand for wireless data services continues to develop, the Company expects its carrier services distribution channel to grow in significance. The Company believes that a limited number of wireless data networks will be built nationwide. The Company believes that its wireless data network is a low cost, high functionality network compared to the networks of its current competitors, which will make reselling of the Company's services attractive to other paging companies and communications providers. These companies will resell such services under their own brand names.

     At December 31, 1999, the Carrier Services SBU accounted for approximately 45% of the Company's domestic units in service.

     RESELLERS. The Company's Reseller SBU sells products and services to third-party resellers in bulk quantities at wholesale monthly rates that are lower than the Company's regular retail rates. Resellers then resell the products and services under their own name. At December 31, 1999, the Reseller SBU accounted for approximately 24% of the Company's domestic units in service.

     NATIONAL RETAIL. Since early 1993, the Company has been an industry pioneer in developing the retail distribution channel through sales arrangements with regional and national retail chains that sell electronic and business equipment or consumer goods. The Company's National Retail SBU sells subscriber devices to a retailer who then sells them at retail. The purchaser can activate the subscriber device and subscribe for service directly with the Company over the Internet, or by calling the toll-free number identified on the device. Because the Company's subscriber devices operate on a common nationwide frequency, they can be sold in any retail store located in the Company's nationwide coverage area. By contrast, competitors that use multiple frequencies across markets require retailers to maintain many more stock keeping devices to serve each local market that utilizes a different frequency.

     The Company has entered into sales arrangements with a number of large national retail chains such as RadioShack, Target Stores, Best Buy, the good guys!, OfficeMax, 7-Eleven and Fry's Electronics. Retail distribution also allows the Company to sell subscriber devices in markets that would not support a direct sales office but in which it has installed the necessary network equipment required for providing services. The Company can thus enter new markets by capitalizing on its existing network infrastructure with the only incremental expense being the procurement of local access phone lines.

     At December 31, 1999, the number of retail store locations selling the Company's products was approximately 14,000.

     In October 1999, the Company introduced the e-pager, a wireless device with an Internet e-mail address instead of a phone number. The e-pager provides customers with Internet short message and e-mail service, e-mail alerts, personalized information and information updates, such as sports, weather and stock quotes. A customer can activate an e-pager on-line at www.e-pager.com and choose the information and services that he or she wants delivered to the e-pager.

     The Company believes that an increasing number of wireless data devices and services will be purchased over the Internet. The Company has created its own on-line site where customers can purchase wireless data and traditional paging devices and services, activate devices and select service and coverage options. In addition, the Company has entered into arrangements with some of its current national retailers as well as several online retailers to resell the Company's products and services over their web sites. The online retailers typically earn a commission or referral fee on the sale of the Company's products and services. The National Retail SBU accounted for approximately 20% of the Company's domestic units in service.

     FIELD SALES. The Company's Field Sales SBU sells the Company's products and services primarily directly to small to medium-size businesses. The Company markets its equipment and services through its field sales force operating from sales offices in many major cities across the country and through related marketing activities such as telemarketing and advertisements in radio, print media and telephone company yellow pages. Direct sales representatives are compensated in large part by sales commissions for each unit sold or placed in service. The Company also markets its equipment and services through agents, who establish customers which are billed directly by the Company. Agents typically sell subscriber devices for their own account and earn a commission or fee on the sale of the service. At December 31, 1999, the Field Sales SBU accounted for approximately 8% of the Company's domestic units in service.

     NATIONAL ACCOUNTS. The National Accounts SBU sells the Company's products and services directly to major corporate accounts through its national accounts sales force. The Company expects that initially the strongest market demand for wireless data services will be from large, geographically dispersed corporate accounts because of the growing need of business customers for mobile, reasonably priced access to communication and information services with wide area coverage and because of the ability of business customers to pay the higher cost of wireless data subscriber devices. In addition, the solutions and applications being developed through the Enterprise Solutions Partner Program should be ideally suited to the Company's corporate accounts. The National Accounts SBU emphasizes sales of wireless data services as a solution to business messaging needs. At December 31, 1999, the National Accounts SBU accounted for approximately 3% of the Company's domestic units in service.

     TELEMETRY. In the third quarter of 1998, the Company announced the formation of its Wireless Control Systems (formerly the Telemetry) SBU. The Wireless Control Systems SBU was chartered to develop cutting-edge, standards-based, cost-effective technology for any industry, business or consumer with the need to transport machine-originated data over a wireless network. The Wireless Control Systems SBU will offer customized, integrated, end-to-end solutions with software applications that allow computer-based devices to transmit and receive data wirelessly over the Company's nationwide wireless data network.

     The Company plans to provide telemetry services over its network utilizing "transceiver" two-way devices such as the Creatalink2XT being developed by Motorola. The Company expects commercial availability of transceiver devices in the second quarter of 2000.

     The Company believes that its wireless technology is superior to alternative wireless technologies for telemetry applications. In late 1998 and throughout 1999, the Company announced strategic alliances with companies in various industries such as Interactive Technologies, Inc. (home security), Pentech Energy Solutions, Inc. (environmental control systems), Criticom International (vending machines), and Monitel Products Corp. (office machine monitoring). In addition, the Company is working with other companies on telemetry applications for the vending, multimedia, home automation and vehicle location and tracking industries, among others. Although the Company does not expect the Telemetry SBU to originate any units in service until the second half of 2000, as market demand for wireless telemetry services develops, the Company expects its Telemetry SBU to grow in significance. However, there can be no assurance that wireless telemetry services over wireless data networks will be commercially viable or that the proposed telemetry solutions will be possible, and the success of wireless telemetry services could be affected by matters beyond the Company's control such as the availability and viability of transceiver devices.

TRANSMISSION NETWORK

     GENERAL. The Company substantially completed construction of its nationwide wireless data network in April 1999. The Company's network covers approximately 90% of the population of the United States as of December 31, 1999. The Company's network utilizes the ReFLEX25(R) protocol, which is a second generation ReFLEX(R) technology developed by Motorola for wireless data services. The network utilizes the FLEX and POCSAG protocols for its traditional paging services.

     A wireless data network employs both radio transmission and receiving equipment throughout the network. Wireless data subscriber devices contain not only a receiver, but also a transmitter that broadcasts its identity and other data to the network receivers. As a result, when a subscriber device is within the network coverage area, the subscriber device registers with the network, and the network can identify the approximate location of the subscriber device. If a subscriber travels outside the coverage area of the network, the network stores the message for a fixed period of time until the subscriber returns to the coverage area and then transmits the message. This functionality also permits efficient utilization of the network since only the transmitters in a zone around the subscriber device are needed to transmit messages to the device.

     One-way paging services utilize only the transmission part of the network. One-way subscriber devices contain only a receiver. Since the network cannot determine the location of a subscriber device, each message must be broadcast from every transmitter in the subscriber's chosen coverage area. If the subscriber device is not in its coverage area when a message is broadcast, the message will be lost unless the subscriber has purchased message retrieval service.

     INFRASTRUCTURE EQUIPMENT. The infrastructure of the Company's network consists of a home terminal, encoders, satellite access controllers ("SACs"), very small aperture satellite terminal ("VSATs"), radio transmitters and receivers, switches, RF controllers and ancillary equipment, such as coaxial cable and antennas. The Company purchases infrastructure equipment (other than SACs, VSATs and ancillary equipment) from Glenayre, the industry's leading equipment supplier. The Company believes that Glenayre is the only qualified supplier of certain infrastructure equipment. Receivers are available from several suppliers. As a result, the Company is dependent on Glenayre for much of its other infrastructure equipment. The Company understands that Motorola and Glenayre have cross-licensed the relevant FLEX and ReFLEX protocols. The Company purchases infrastructure equipment from Glenayre under an existing volume purchase agreement. The Company also has a volume purchase agreement with ITC Deltacom to purchase SACs, VSATs and related equipment. See "Risk Factors -- We Depend on Key Suppliers."

     SATELLITE SERVICES. The Company uses satellite communications to control the transmitters and receivers in its networks in a flexible and efficient manner. The Company leases satellite services pursuant to agreements with ITC Deltacom and SpaceCom Systems, Inc. ("SpaceCom"). The agreements subject the Company to monthly service charges based on the amount and types of services used and expire on July 1, 2003 and July 31, 2003, respectively. The agreements may be terminated upon certain failures of the Company to pay monthly service fees. The agreements do not include any renewal provisions. Management believes that the services provided by ITC Deltacom and SpaceCom are sufficient to meet the Company's foreseeable needs and that there are alternative satellite resources available to the Company on comparable terms and conditions. As a result, the Company does not believe the loss of its relationship with its current satellite suppliers would have a material adverse long-term effect on its business and operations.

INTERNATIONAL STRATEGY

     The Company continues to implement a systematic plan to provide messaging services in selected countries on a seamless international network. The Company's international strategy is initially to pursue opportunities in North America, Central America, the Caribbean and South America. The Company pursues international opportunities through network affiliation agreements with the owners of foreign networks. Network affiliation agreements provide, with minimal incremental capital investment by the Company, interconnection between the Company's network and the foreign network on a common frequency, thus permitting the Company's subscribers to roam to the foreign country and the foreign subscribers to roam to the U.S.

     The Company has expanded its network to include 16 countries in North, Central and South America and the Caribbean. WebLink has 10-year exclusive network affiliation agreements with leading paging companies in Canada, Mexico, El Salvador, Guatemala, Nicaragua, Costa Rica, Panama, Columbia, Venezuela, Peru, the Dominican Republic, Cayman Islands, Trinidad and Tabago, and Haiti. The Company owns a network in Puerto Rico, the U.S. Virgin Islands and the Bahamas. The same nationwide 929MHz frequency used by the Company has been licensed by the Company's network affiliates in each country. The common frequency allows the Company and its network affiliates in each country to provide customized coverage that extends beyond the borders of the serving country, using the same subscriber device. For example, a subscriber in New York could choose New York and Toronto or Mexico City coverage. There can be no assurance, however, that in each country in which the Company seeks to expand coverage that a frequency will be available that is common to one of the Company's U.S. nationwide frequencies.

     On February 1, 2000, the Company sold its interest in PageMart Canada Limited, which owned a traditional paging network covering the large metropolitan areas of Canada, to Bell Mobility, a subsidiary of Bell Canada. Bell Mobility entered into an exclusive 10-year network affiliation agreement with the Company.

     In 1997, the Company entered into an exclusive 10-year network affiliation agreement with Telefonos de Mexico ("TelMex") through its wholly owned subsidiary, Buscatel. Buscatel's network covers 33 metropolitan areas in Mexico. The two companies jointly market services and co-brand subscriber devices where appropriate.

     The network affiliations with Bell Canada and TelMex give the Company the leading NAFTA-wide traditional paging network. The Company expects to extend its leading position to the wireless data network. Bell Mobility has committed to construct a nationwide wireless data network in Canada by the end of 2000. TelMex has indicated that it expects to obtain the necessary licenses and begin constructing a wireless data network in Mexico during 2000. In addition, the Company provides wireless data coverage on the Company's nationwide frequency in Puerto Rico and the U.S. Virgin Islands.

COMPETITION

     The Company competes primarily on the basis of its equipment and wireless services prices, quality of service, and coverage capability. Its competitors include both companies which provide wireless data, paging or other mobile communications services in local markets and regional and nationwide service providers. Other wireless data carriers providing two-way services include MCI WorldCom SkyTel ("SkyTel"), BellSouth Wireless Data, American Mobile Satellite and Paging Network ("PageNet"). Other paging carriers include regional telephone companies and both small and large paging service providers, such as PageNet, Metrocall, AirTouch, Arch and SkyTel. Certain of these companies have substantially greater financial, technical and other resources than the Company. In addition, a number of telecommunications carriers (including providers of broadband PCS) have constructed or are in the process of constructing nationwide wireless networks providing services that will compete with the Company's services, including wireless data services. SkyTel introduced the first nationwide wireless data network and other carriers, such as PageNet, have announced plans to provide services over their own wireless data networks. Management believes that the Company's low cost structure and service offerings will enable it to continue to compete effectively.

     A number of competing technologies, including cellular telephone service, broadband and narrowband personal communication services, specialized mobile radio, low speed data networks and mobile satellite services, are used in, or projected to be used for, wireless data services. Cellular telephone technology and broadband personal communications services provide an alternative communications system for customers who are frequently away from fixed-wire communications systems (i.e., ordinary telephones). Compared to cellular telephone service and broadband service, wireless data and paging services are generally less expensive, offer longer battery life, provide better in-building penetration, extend over wider coverage areas, and are more transportable. For those cellular customers for whom convenience and price are considerations, wireless data and paging services can compete successfully by complementing their cellular usage. Management believes that wireless data and paging will remain one of the lowest-cost forms of wireless messaging due to the low cost infrastructure associated with wireless data and paging systems, as well as advances in technology that are expected to reduce service costs. Broadband personal communications services technologies are similar to cellular technology and offer messaging services in a single handset. This technology will offer greater capacity for wireless data services and, accordingly, is expected to result in greater competition.

     Technological advances in the telecommunications industry have created, and are expected to continue to create, new services and products competitive with the wireless services currently provided by the Company. In addition, certain companies are developing one-way and wireless data services which may compete with the one-way and wireless data services which the Company expects to provide. See "Risk Factors -- Risks of Technological Changes."

GOVERNMENT REGULATION

     Wireless messaging operations are subject to regulation by the FCC under the Communications Act of 1934, as amended (the "Communications Act"), including the amendments contained in the Telecommunications Act of 1996 (the "1996 Act").

     The Company provides wireless data and traditional paging services directly to subscribers over its own transmission facilities. The Company (through subsidiaries) holds three exclusive nationwide one-way licenses (the "929 MHz Licenses"), as well as exclusive licenses on various one-way frequencies in certain metropolitan areas, including New York, Los Angeles and Chicago. Additionally, the Company holds a 50kHz unpaired nationwide narrowband PCS license (the "Nationwide Narrowband License") and five 50/50kHz paired regional narrowband PCS licenses (the "Regional Narrowband Licenses"); the latter five licenses authorize the Company to operate regional two-way wireless data systems on the same frequencies throughout the continental United States. The Nationwide Narrowband License was granted on September 29, 1994, and the Regional Narrowband Licenses were granted on January 27, 1995. The Nationwide Narrowband License and the Regional Narrowband Licenses are utilized in connection with the Company's two-way wireless data network.

     Under FCC rules governing regulation of commercial mobile radio services ("CMRS"), licensees such as the Company must not engage in any unreasonably discriminatory practices and are subject to complaints regarding any unlawful practices. The Company is also subject to provisions that authorize the FCC to provide remedial relief to an aggrieved party upon finding a violation of the Communications Act and related customer protection provisions.

     The Company's licenses described above (the "Licenses") authorize the Company to use the radio frequencies necessary to conduct its operations. The Licenses prescribe the technical parameters, such as power output and tower height, under which the Company is authorized to use those frequencies. The Licenses are for varying terms of up to 10 years, at the end of which time renewal applications must be submitted to the FCC for approval. The Nationwide Narrowband License will expire on September 29, 2004 unless renewed by the Company. The Regional Narrowband Licenses will expire on January 27, 2005 unless otherwise renewed. FCC renewals are routinely granted in most cases upon a demonstration of compliance with FCC regulations and adequate service to the public. Although the Company is unaware of the existence of any circumstances which would prevent the grant of any pending or future renewal applications, no assurance can be given that the Licenses will be renewed by the FCC in the future. Furthermore, although revocation and involuntary modification of licenses are extraordinary regulatory measures, the FCC has the authority to restrict the operation of licensed facilities or to revoke or modify licenses. No License of the Company has ever been revoked or modified involuntarily.

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

     The Omnibus Budget Reconciliation Act of 1993 (the "Budget Act") imposed a structure of regulatory fees which the Company is required to pay with respect to its Licenses. The FCC increased these fees for fiscal year 1998, and left them unchanged for fiscal year 1999. The Company believes that these regulatory fees will not have a material adverse effect on the Company's business.

     The Company has complied with FCC requirements with respect to the buildout of its existing one-way messaging network. There are separate FCC buildout requirements with respect to the Company's Nationwide and Regional Narrowband Licenses. As a nationwide narrowband PCS licensee, the Company must construct base stations that provide coverage to a composite area of 750,000 square kilometers or serve 37.5% of the United States population within five years of the initial license grant date and must construct base stations that provide coverage to a composite area of 1,500,000 square kilometers or serve 75% of the United States population within ten years of the initial license grant date. Additionally, as a regional narrowband PCS licensee, the Company must construct base stations that provide coverage to a composite area of 150,000 square kilometers or serve 37.5% of the population of the service area within five years of its initial license grant date and must construct base stations that provide coverage to a composite area of 300,000 square kilometers or serve 75% of its service area population within ten years of the initial license grant date. Failure to meet the construction requirements will result in forfeiture of the license and ineligibility to regain it. In 1999, the Company met the five-year construction requirements for all of its Nationwide and Regional Narrowband Licenses, and on October 1, 1999, certified this compliance to the FCC.

     In 1997, the FCC released a Report and Order establishing competitive bidding rules for the remaining narrowband PCS spectrum as well as a Further Notice of Proposed Rulemaking seeking commentary on proposals to (a) license narrowband PCS spectrum that had previously been held in reserve, (b) modify the existing spectrum allocation plan to aggregate smaller geographic license areas in order to create additional nationwide narrowband PCS licenses, and (c) modify or eliminate the PCS buildout requirements. Adoption of either of the first two of these proposals would increase the amount of nationwide narrowband PCS spectrum available to the public and might negatively impact the value of the nationwide narrowband PCS licenses held by the Company. To date, there has been no further FCC action on these proposals.

     The FCC also released a Report and Order in 1997, establishing a system of competitive bidding ("auctions") to issue licenses for 929 MHz frequencies for which there are mutually exclusive applications. Under the FCC proposal, licenses for individual 929 MHz paging channels for which there are mutually exclusive applications would be auctioned on a geographic basis. In defining the area within which existing users would be protected from interference from the auction winners or neighboring licensees (an area known as an "interference contour"), the FCC created a new methodology that in many instances reduces the size of the area within existing licensees' interference contours. This change, however, does not have an impact on licensees with nationwide exclusivity (such as the Company, with respect to its 929 MHz Licenses), because no other operator has the right to apply for such licensees' exclusive frequencies.

     The FCC also issued a Further Notice of Proposed Rulemaking in which the FCC sought commentary on whether it should impose coverage requirements (similar to those discussed above for Nationwide and Regional Narrowband Licenses) on licensees with nationwide exclusivity in portions of the 929 MHz band (such as the Company), whether these coverage requirements should be imposed on a nationwide or regional basis, and whether -- if such requirements are imposed -- failure to meet the requirements should result in a revocation of the entire nationwide license or just a portion of the license.

     In a rulemaking proceeding pertaining to interconnection between local exchange carriers ("LECs") and CMRS providers, the FCC has concluded that LECs are required to compensate CMRS providers for the reasonable costs incurred by such providers in terminating traffic that originates at the LEC's facilities, and vice versa. With regard to the negotiation of these mutual compensation arrangements, the FCC has concluded that states have the authority under certain circumstances to mandate a "bill and keep" arrangement on negotiating parties (i.e., the LEC and the CMRS provider would charge each other a rate of zero for the termination of the other's traffic). The Company believes that "bill and keep" arrangements, if applied to its services, would not have a material adverse effect on the Company's business.

     Consistent with this ruling mandating compensation for carriers terminating LEC-originated traffic, the FCC has determined that LECs may not charge a CMRS provider or other carrier for terminating LEC-originated traffic. Some LECs have in the past been reluctant to comply with the FCC orders. These carriers have at various points refused to pay the Company for terminating calls originating on their networks and have threatened to terminate interconnection arrangements with the Company if it does not pay for dedicated facilities used to terminate LEC-originated traffic. The Company has in the past made certain payments to the LECs under protest and has maintained reserves for payments that the LECs were claiming were due. The FCC's staff has made it clear that under the FCC's current rules, LECs may not charge CMRS providers for such facilities, although these rules are being reconsidered and could be modified in the future. In addition, the U.S. Court of Appeals for the Ninth Circuit recently ruled that, under the Communications Act and the FCC's rules implementing it, paging carriers are entitled to reciprocal compensation for terminating calls that originate on a LEC's network. The Court ruled, as telecommunication carriers, paging providers should be required to pay charges for traffic originating on other carriers' networks. The Company believes that this ruling will have a positive effect on its continuing efforts to secure and maintain beneficial interconnection agreements with the LECs in its service area.

     With regard to interconnection agreements, the 1996 Act requires LECs to make available to any requesting carrier any interconnection service provided to another carrier, on the same terms and conditions as provided to the other carrier. Pursuant to this provision, the Company has entered into interconnection agreements with Ameritech, Bell Atlantic, U.S. West and Bell South. These agreements all require the LECs to make payments to the Company for the termination of calls originating on the LECs' networks. These agreements have terms ranging from one to two years.

     As a result of the enactment of the 1996 Act, the Company will face additional financial obligations. In November 1996, in response to a directive in the 1996 Act, the FCC adopted new rules that govern compensation to be paid to pay phone providers. After the FCC's rules in this area were twice vacated by the U.S. Court of Appeals for the D.C. Circuit, the FCC released an order mandating that long distance carriers compensate pay phone providers 24c for each 800 number, similar toll-free-to-the-caller number and access code (collectively, "800 Number") call during a two-year interim period. The long distance carriers are expected either to pass this cost through to the paging companies that provide 800 Number service to their subscribers or to block pay phone calls to 800 Numbers. This could increase the cost of providing certain 800 Number messaging services or limit the utility of 800 Number service. The FCC's decision to set the payphone compensation rate at 24c is currently being challenged in the D.C. Circuit.

     Also, in response to changes made by the 1996 Act, the FCC has adopted new rules regarding payments by telecommunications firms into a revamped fund that will provide for the widespread availability of telecommunications services, including to low-income consumers ("Universal Service"). Prior to the implementation of the 1996 Act, Universal Service obligations largely were met by local telephone companies. Under the new rules, all telecommunications carriers, including paging companies, are required to contribute to the Universal Service Fund. Payments into the fund will likely increase the cost of doing business and could make the Company's service less competitive with the other services. The mechanism to be used by paging providers in allocating revenues between interstate and intrastate jurisdictions has not been fully resolved. Pending the issuance of a final mechanism, the FCC recently established a "safe harbor" percentage of 12% for paging carriers that the agency believes reasonably approximates the percentage of interstate revenues generated by such carriers.

     From time to time, legislation and regulations which could potentially adversely affect the Company are proposed by federal and state legislators and regulators. Legislation is currently in effect in Texas requiring companies to contribute a portion of their taxable telecommunications revenues to a Telecommunication Infrastructure Fund created by the state legislature. Management does not believe that the Texas law will have a material adverse effect on the Company's operations and is not aware of any other currently pending legislation or regulations which will have a material adverse impact on the Company's operations. See "Risk Factors -- Risk of Change in Regulatory Environment."

INTELLECTUAL PROPERTY

     The Company has established an intellectual property program to protect its investment in its messaging and wireless data services and related proprietary technologies.

     The Company has obtained both United States trademark and service mark registrations for its PageMart word mark and is pursuing federal registration for its WebLink Wireless mark. The Company owns registrations for 19 of its other marks in the United States. These federal registrations may be renewed as long as the marks continue to be used in interstate commerce. At December 31, 1999, the Company had 44 service mark/trademark applications pending before the United States Patent and Trademark Office. The Company has also obtained, or is in various stages of applying for, registrations for its PageMart and WebLink Wireless marks and several of its other marks in approximately 28 other countries or jurisdictions where the Company conducts or anticipates expanding its international business. The Company has also taken steps to reserve corporate names in certain foreign countries where the Company anticipates expanding its international business.

     The Company is the owner of a portfolio of United States and foreign patent applications. The inventions claimed in those patent applications cover aspects of the Company's current and possible future messaging systems and related proprietary technologies. The Company is in the process of preparing other United States patent applications. The Company's present intention is not to rely primarily on intellectual property rights to protect or establish further its market position; however, the Company is committed to developing a portfolio of patents that it anticipates may be of value in negotiating intellectual property rights with others in the industry. The Company does not currently intend to broadly license its intellectual property rights.

RISK FACTORS

     In this section, "we," "our" and "us" refer to the Company and its subsidiaries.

     RISKS OF IMPLEMENTATION OF WIRELESS DATA SERVICES. We cannot assure you that wireless data services will be accepted in the marketplace and be commercially viable. Wireless data services could be affected by matters beyond our control. These matters include the degree of market acceptance, the future availability and cost of subscriber devices, technological changes affecting wireless data services, marketing and pricing strategies of competitors, regulatory developments and general economic conditions.

     We expect to incur significant additional operating losses during the start-up phase for such services. We expect the wireless data operations to require at least $20 million to fund operations and marketing in 2000 as the wireless data customer base grows, and possibly more if market growth warrants. Our ability to incur indebtedness is limited by the covenants contained in our debt indentures, our vendor financing arrangement and our credit facility. As a result, any additional financing may need to be in the form of new equity capital. We cannot assure you that sufficient financing will be available and, if available, on attractive terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     RISK OF LONG HISTORY OF OPERATING LOSSES. We sustained consolidated operating losses from inception through 1997. Although we recognized a $2.5 million operating profit in 1998, we sustained an aggregate $32.9 million operating loss for the three year period ended December 31, 1999. We expect to incur consolidated operating losses for the next two years. Although the Company had positive EBITDA of $27.3 million for 1997, $45.9 million for 1998 and $45.4 million for 1999, prior to 1996 the Company had negative EBITDA in each year of its operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-General" for the definition of EBITDA. The Company's operating losses and negative EBITDA resulted principally from expenditures associated with the establishment of the Company's traditional paging infrastructure and the growth of its subscriber base.

     Although we expect that our traditional paging operations will continue to generate EBITDA, we will incur substantial additional operating losses and negative EBITDA during the start-up phase for wireless data services. EBITDA generated from our traditional paging operations will be used primarily to fund our wireless data operations for the next several years. We cannot assure you that our consolidated operations will become profitable or continue to generate EBITDA. If we cannot do so, we may not be able to make required debt service payments.

     RISKS OF HIGH LEVERAGE; DEFICIENCY OF EARNINGS TO COVER FIXED CHARGES; RESTRICTIVE COVENANTS. We are highly leveraged, primarily as a result of debt financing incurred to fund the construction of our nationwide wireless data network, the growth of our subscriber base and the acquisition of the narrowband PCS Licenses. At December 31, 1999, our long-term debt was $538.2 million and our stockholders' deficit was $188.4 million. In addition, the accretion of original issue discount on our outstanding indebtedness will cause a substantial increase in indebtedness. Our deficiency of earnings before fixed charges to cover fixed charges for each of 1997, 1998, and 1999, was $43.9 million, $70.5 million and $97.6 million, respectively.

     The indentures pursuant to which our 11 1/4% Senior Subordinated Discount Exchange Notes due 2008 and 15% Senior Discount Exchange Notes due 2005 were issued and our credit facility contain restrictive covenants. The restrictions affect, and in many respects significantly limit or prohibit, our ability to incur additional indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with affiliates, issue capital stock of certain subsidiaries, create liens, sell assets and engage in mergers and consolidations. The limitations in the indentures are subject to a number of important qualifications and exceptions. In particular, while the indentures will generally restrict our ability to incur indebtedness by requiring compliance with specified leverage ratios, they will permit an unlimited amount of additional indebtedness to finance the acquisition of equipment, inventory and network assets. However, one indenture prohibits us from securing more than $175 million of indebtedness (other than intercompany indebtedness). We may not be able to make required payments on our outstanding indebtedness and may have to refinance our outstanding indebtedness in order to repay such obligations. We cannot assure you that we will be able to refinance our outstanding indebtedness.

     OUR GROWTH STRATEGY MAY NOT BE ACHIEVED. The successful implementation of our strategy to increase cash flow through the expansion of our subscriber base by marketing wireless data services is necessary for us to meet our capital expenditures, working capital and debt service requirements. We expect to incur consolidated operating losses for the next two years. Our strategy assumes that the wireless data services industry will grow rapidly. We cannot assure you that we will be able to achieve the growth contemplated by our business strategy.

     WE OPERATE IN A HIGHLY COMPETITIVE MARKET. We face significant competition in all of our markets. Many of our competitors, which include regional and national paging companies, providers of broadband PCS and certain regional telephone companies, possess significantly greater financial, technical and other resources. If any of such companies were to devote additional resources to the wireless data or paging business or focus its strategy on our marketing and product niches, our results of operations could be adversely affected. For competitive and marketing reasons, we may sell new subscriber units for less than their acquisition cost. In addition, a number of telecommunications companies (including PCS providers) have constructed or are in the process of constructing nationwide networks that offer services similar to our services, including the provision of wireless data services such as two-way messaging. See "Competition."

     Industry reports indicate, and we believe, that the retail distribution of subscriber units has become increasingly common in the traditional paging industry. If the Company is unable to maintain its current sales relationships with retail distributors or obtain new sales relationships with other retail distributors, we may not be able to achieve our projected growth.

     RISK OF ADVERSE EFFECT OF SUBSCRIBER DISCONNECTIONS. Our results of operations are significantly affected by subscriber disconnections. In order to realize net growth in units in service, disconnected users must be replaced, and additional users must be added. However, the sales and marketing costs associated with attracting new subscribers are substantial relative to the costs of providing service to existing customers. Expenses associated with each new unit placement exceed the sales price and service initiation fee. For 1997,

1998 and 1999, disconnection rates were 2.5%, 3.2% and 3.1%, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" for a discussion of the calculation of average monthly disconnect rates. Further increases in our rate of disconnections may adversely affect our results of operations.

     WE DEPEND ON KEY PERSONNEL. Our success is dependent, to a significant extent, upon the continued services of our key executive officers. We have a retention agreement only with John D. Beletic, our Chairman and Chief Executive Officer. All current executive officers have entered into non-competition agreements with the Company. The loss or unavailability of one or more of our executive officers or the inability to attract or retain key employees in the future could have an adverse effect upon our operations.

     RISK OF INABILITY TO MANAGE GROWTH. Our future performance will depend upon our ability to manage our growth effectively. We need to improve and expand our operating, financial, accounting, information and customer service systems, and to expand, train and manage our employee base. Any inability to expand in accordance with our plans or to manage our growth could have a material adverse effect on our business, financial condition and results of operations.

     RISKS OF RAPID TECHNOLOGICAL CHANGES. The telecommunications industry is characterized by rapid technological change. Future technology advances in the industry may result in the availability of new services or products that could compete directly with our wireless data and paging services. Changes in technology could also lower the cost of competitive products and services to a level where our products and services become less competitive or we are required to reduce the prices of our services.

     WE DEPEND ON KEY SUPPLIERS. We do not manufacture any of the subscriber units or infrastructure equipment used in our operations. We buy subscriber units primarily from Motorola and Glenayre and are dependent on such manufacturers to obtain sufficient inventory for new subscriber and replacement needs. We purchase terminals, transmitters, receivers and other infrastructure equipment primarily from Glenayre, and are dependent on Glenayre for sufficient infrastructure equipment to meet our expansion and replacement requirements. We are dependent on the manufacturers' ability to meet their manufacturing schedules and anticipated release dates for new products. We experienced delays in the release of two-way wireless data devices in 1999. We could be adversely affected if we were unable to obtain additional infrastructure equipment or subscriber devices on satisfactory terms by planned delivery dates.

     RISK OF CHANGE IN REGULATORY ENVIRONMENT. We and the rest of the wireless communications industry are subject to regulation by the FCC and various state regulatory agencies. From time to time, legislation and regulations which could potentially adversely affect us are proposed by federal and state legislators. Federal or state legislation or regulations could be adopted that would adversely affect our business.

EMPLOYEES

     At December 31, 1999, the Company had 1,997 full-time employees. No employees of the Company are covered by a collective bargaining agreement, and management believes the Company's relationship with its employees is good.

EXECUTIVE OFFICERS AND DIRECTORS OF REGISTRANT

     The Company's Board of Directors may be increased or decreased from time to time so long as there are no fewer than three nor more than twelve members. The directors, the executive officers who must report transactions in the stock of the Company to the Securities and Exchange Commission, their positions with the Company, and their ages as of January 31, 2000 are as follows:

NAME                                    AGE                  POSITION
----                                    ---                  --------
John D. Beletic.......................  48    Chairman and Chief Executive Officer
N. Ross Buckenham.....................  42    President
Frederick G. Anderson.................  48    V.P., General Counsel and Secretary
Douglas S. Glen.......................  42    V.P., Business Sales Division
Jack D. Hanson........................  56    V.P., Network Services
John R. Hauge(3)......................  48    V.P., Finance, Chief Financial Officer
                                              and Treasurer
Sandra D. Neal........................  51    V.P., Customer Care Operations
Richard S. Nelson.....................  51    V.P., International; President of
                                              WebLink
                                              International, Inc.
W. Wayne Stargardt....................  47    V.P., Carrier Services Division
David Swift...........................  53    V.P., Consumer Division
Paul L. Turner........................  41    V.P., Customer Service
E. Russell Villemez...................  40    V.P., Information Technology and Chief
                                              Information Officer
Leigh J. Abramson(1)(2)...............  31    Director
Albert C. Black, Jr.(3)...............  40    Director
Guy L. de Chazal(1)...................  52    Director
Steven B. Dodge.......................  54    Director
Michael C. Hoffman....................  37    Director
Arthur H. Patterson (1)(3)............  56    Director
Alejandro Perez Elizondo(2)(3)........  50    Director
Pamela D.A. Reeve(1)(2)...............  50    Director

---------------

(1) Member of Compensation Committee as of January 31, 2000.

(2) Member of Audit Committee as of January 31, 2000.

(3) Mr. Hauge joined the Company and Mr. Black was first elected to the Board of Directors in February 2000. Mr. Patterson and Mr. Perez will not stand for reelection at the 2000 Annual Stockholders Meeting of the Company.

     John D. Beletic, Chairman and Chief Executive Officer. Mr. Beletic joined the Company as President and a director in March 1992. Mr. Beletic became Chief Executive Officer of the Company in February 1994 and Chairman of the Company's Board in August 1994. In November 1997, Mr. Beletic continued as the Chairman and Chief Executive Officer with Mr. Buckenham assuming the position of President. Prior to joining the Company, Mr. Beletic spent a year in venture capital, and he served for five years as President and Chief Executive Officer of The Tigon Corporation ("Tigon"), a leading voice mail service provider. Tigon was acquired by Ameritech Development Corporation, a wholly-owned subsidiary of American Information Technologies Corporation in 1988. Mr. Beletic earned his MBA from Harvard Business School. Mr. Beletic currently serves as a director of TESSCO Technologies, Inc., iPass, Inc. and Triton PCS Holdings, Inc. Within the messaging industry, Mr. Beletic currently serves as a director of the Personal Communications Industry Association.

     N. Ross Buckenham, President. Mr. Buckenham joined the Company in January 1996 as Vice President, PCS Strategy, was promoted to Vice President and General Manager, PCS in September 1996, was promoted to Executive Vice President, General Manager, PCS in May 1997 and was promoted to President in November 1997. Prior to joining the Company, Mr. Buckenham was President of Touchtone Solutions, Inc., a telecommunications and interactive voice response software and services company from 1992 to 1996. From

1984 to 1991, Mr. Buckenham was with Aquanautics Corporation, initially as Vice President of Development then as its President. From 1981 to 1984, Mr. Buckenham was with Bain & Co. as a senior consultant to companies in the voice processing, technology, finance and health care industries. Mr. Buckenham holds an MBA degree from Harvard Business School. Mr. Buckenham currently serves as a director of Retek, Inc.

     Frederick G. Anderson, Vice President, General Counsel and Secretary. Mr. Anderson joined the Company in August 1997 as Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. Anderson was Senior Vice President, General Counsel and Secretary of American Eagle Group, Inc., a public specialty property and casualty insurance holding company, from March 1992 through July 1997. American Eagle's principal subsidiary, American Eagle Insurance Company, was placed in receivership by the Texas Department of Insurance in December 1997. Prior to joining American Eagle Group, Inc., Mr. Anderson was engaged in the private practice of law as a partner in the corporate and securities section of Akin, Gump, Strauss, Hauer & Feld, L.L.P., an international law firm. Mr. Anderson has a JD degree from The University of Texas at Austin.

     Douglas S. Glen, Vice President, Business Sales Division. Mr. Glen rejoined the Company in May 1999 as Vice President, Corporate Development and became Vice President, Business Sales Division in January 2000. Prior to rejoining the Company, Mr. Glen was Executive Vice President and Chief Operating Officer of Personal Security and Safety Systems, Inc., a wireless technology company, from May 1998 until April 1999. Prior thereto, Mr. Glen held a number of positions with the Company. Mr. Glen was named Vice President in July 1989 and was promoted to Executive Vice President, Strategic Alliances Business Unit in May 1997, and to President of the newly organized Carrier Services Division in December 1997. Formerly, Mr. Glen was Regional Manager and Director of Finance and Administration for Multicom, Inc., a subsidiary of PacTel Personal Communications, for three years. Additionally, Mr. Glen was manager of financial control with PepsiCola Bottling Group and a consultant with Arthur Andersen & Co. Mr. Glen served as a director of PCIA, the industry trade association, and Chairman of the Paging and Narrowband PCS Alliance from 1995 to 1997. Mr. Glen has an MBA degree from The University of Texas at Austin.

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

     John R. Hauge, Vice President, Finance, Chief Financial Officer and Treasurer. Mr. Hauge joined the Company as Vice President, Finance, Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Hauge was Group Executive, Financial Strategies for FIRSTPLUS Financial Group, Inc., a mortgage lender, from April 1998 to February 2000. Previously, Mr. Hauge had senior finance responsibilities for Perot Systems Corporation, an international information technology services company, from 1993 to 1998. Mr. Hauge earned his MA from Oxford University and his MBA from Harvard Business School.

     Sandra D. Neal, Vice President, Customer Care Operations. Ms. Neal joined the Company as Vice President in July 1992. She was promoted to Executive Vice President, Administration in January 1996 and became Executive Vice President, Strategic Projects in January 1998 and Vice President, Customer Care Operations in January 2000. Prior to joining the Company, Ms. Neal was Vice President of Customer Service for Tigon, a voice messaging service provider, from 1989 to 1992. Previously, Ms. Neal held the positions of Vice President of Finance and Controller at Tigon from 1986 to 1989. Before joining Tigon, Ms. Neal was a practicing certified public accountant from 1979 to 1986.

     Richard S. Nelson, Vice President, International; President of WebLink International, Inc. Mr. Nelson joined the Company as Vice President, Marketing in June 1992. Mr. Nelson was named Vice President of International in March 1996. Before joining the Company, Mr. Nelson was Vice President of Marketing for American Eagle, at American Airlines, where he held various staff positions from 1972 to May 1992. Mr. Nelson earned his MBA degree from Northwestern University.

     W. Wayne Stargardt, Vice President, Carrier Services Division. Mr. Stargardt joined the Company in May 1996 as Vice President, Marketing. Mr. Stargardt has been Vice President of Carrier Services since May 1998. Prior to joining the Company, Mr. Stargardt served as Vice President of Marketing for Pinpoint Communications Inc., a venture-funded start-up company developing a wireless radiolocation-based mobile data network, from 1991 to January 1996. Pinpoint Communications, Inc. filed a petition under the federal bankruptcy laws in January 1996. Mr. Stargardt has an MBA degree from Harvard Business School.

     David Swift, Vice President, Consumer Division. Mr. Swift joined the Company in May 1997 as Director of National Retail Marketing. He was promoted to Vice President of National Retail in May 1998. Prior to joining the Company, Mr. Swift was President of Sampling Plus, Inc., a promotional marketing company, from June 1994 until May 1997. He was Senior Vice President, Marketing of Greyhound Lines, Inc., a national bus line, from April 1993 through May 1994. Prior thereto Mr. Swift held several marketing positions with Frito-Lay, most recently as Marketing Director.

     Paul L. Turner, Vice President, Customer Service. Mr. Turner joined the Company as Vice President, Customer Service in March 1994. Before joining the Company, Mr. Turner was with MCI from 1984 to 1994 in positions of increasing responsibility. From 1990 to 1994 he held various management positions, the most recent being Senior Manager, MCI Consumer Markets.

     E. Russell Villemez, Vice President, Information Technology and Chief Information Officer. Mr. Villemez joined the Company in September 1998 as Vice President of Information Technology and Chief Information Officer. From April 1996 to September 1998, Mr. Villemez was an independent consultant in the area of information technology strategy for telecommunications companies such as AT&T and Bell Atlantic. Prior to that, Mr. Villemez directed information technology consulting in the telecommunications industry for A.T. Kearney from August 1993 to April 1996. Mr. Villemez has also been Director of Distributed Systems Architecture for Sprint, and was employed at Andersen Consulting prior to that. Mr. Villemez has a MBA degree from Vanderbilt University.

     Leigh J. Abramson, Director. Mr. Abramson has been a Director of the Company since August 1994. He is currently a Principal of Morgan Stanley & Co. Incorporated ("Morgan Stanley") and of Morgan Stanley Dean Witter Capital Partners. Mr. Abramson has been with Morgan Stanley since 1990, first in the Corporate Finance Division and, since 1992, in the Private Equity Division. Mr. Abramson is also a Director of Silgan Holdings. Mr. Abramson was designated by Morgan Stanley Capital Partners III, L.P. pursuant to the Amended and Restated Stockholders Agreement among the Company and certain stockholders of the Company dated as of May 10, 1996, as amended (the "Stockholders Agreement").

     Albert C. Black, Jr., Director. Mr. Black has been a director of the Company since February 2000. He is currently Chairman of the Board, President and Chief Executive Officer of On-Target Supplies & Logistics, Ltd., a privately held distributor of office supplies and equipment and administrator of warehousing and delivery. Mr. Black is also Chairman of the Board of the Greater Dallas Chamber of Commerce, a director of the Dallas Black Chamber of Commerce and Chase Bank of Texas, and the Finance Chairman of the Board of Regents of Texas Southern University.

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

     Steven B. Dodge, Director. Mr. Dodge has been a Director of the Company since November 1998. Mr. Dodge is Chairman and Chief Executive Officer of American Tower Corporation ("ATC"), a leading independent owner and operator of wireless communications towers in the United States. Prior to joining ATC, Mr. Dodge founded and was the Chairman of the Board, President and CEO of American Radio Systems Corporation ("ARS"), an independent owner and operator of radio stations, a position he occupied from ARS' founding in November 1993 until its merger with CBS Corporation. In addition, Mr. Dodge founded Atlantic Radio, L.P. in 1988, which was one of the predecessor entities of ARS. Prior to forming

Atlantic Radio, L.P., Mr. Dodge founded and served as Chairman and CEO of American Cablesystems Corporation, a cable television company. Currently, Mr. Dodge is also a Director of TD Waterhouse Group and Sensitech, Inc.

     Michael C. Hoffman, Director. Mr. Hoffman has been a Director of the Company since March 1999. Mr. Hoffman is a Managing Director of Morgan Stanley and of Morgan Stanley Dean Witter Capital Partners. Mr. Hoffman joined Morgan Stanley in 1986. Mr. Hoffman is also a director of OrbLynx, Inc. and eAccess Limited. Mr. Hoffman was designated by The Morgan Stanley Leveraged Equity Fund II, L.P. pursuant to the Stockholders Agreement.

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

CORPORATE STRUCTURE

     PageMart, Inc. was incorporated as a Delaware corporation on May 8, 1989. In January 1995, PageMart, Inc. effected a corporate reorganization pursuant to which PageMart Nationwide, Inc., a Delaware corporation, became the holding company parent of PageMart, Inc. In December 1995, the name of PageMart Nationwide, Inc. was changed to PageMart Wireless, Inc. On January 28, 1998, PageMart, Inc. was merged into PageMart Wireless, Inc. with PageMart Wireless, Inc. as the surviving corporation. On December 1, 1999, the name of PageMart Wireless, Inc. was changed to WebLink Wireless, Inc.

ITEM 2. PROPERTIES

     The principal tangible assets of the Company are its messaging network equipment, which includes switching terminals, transmitters, receivers and a host of related equipment such as satellite and digital link controllers, satellite dishes, antennas, cable, etc. The Company continues to add equipment to its network as it expands to new service areas. To date, it has not experienced any material difficulty or delay in obtaining network equipment as needed.

     The Company acquired the narrowband PCS Licenses, utilized in its wireless data network, in auctions held by the FCC. The narrowband PCS Licenses permit the nationwide operation of the wireless data network with 100kHz of outbound capacity and 50kHz of return capacity.

     The Company generally leases the locations used for its transmission and receiving facilities under operating leases. These leases are generally for five years or less. The Company does not anticipate material difficulty in renewing these leases or finding equally suitable alternate facilities on acceptable terms. The Company leases approximately 178,500 square feet of office space for its corporate headquarters in Dallas, Texas. The lease has a cost in 2000 of approximately $3.5 million, and is subject to annual escalations during its term. The lease expires on January 31, 2008, and the Company has a renewal option for an additional five year term. The Company leases varying amounts of space for local offices, call centers and other facilities at various locations. Aggregate annual rental charges under site and office leases were approximately $31.1 million for 1999.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS

     The Company's Class A Common Stock, $0.0001 par value, is listed on The Nasdaq Stock Market(R) System under the symbol WLNK. There currently is no public market for the Company's Class B, Class C or Class D Common Stock. Class A Common Stock is convertible by certain holders thereof into either Class B or C Common Stock. Classes B, C and D Common Stock are convertible into Class A Common Stock. The following table indicates the high and low sales prices for the Company's Class A Common Stock for the last two years:

1998:
  First Quarter.....................................     $10 7/16         $7
  Second Quarter....................................      10 7/8           8 7/16
  Third Quarter.....................................      10 1/16          6 1/4
  Fourth Quarter....................................       8 3/4           5
1999:
  First Quarter.....................................     $ 7 1/4          $4 13/16
  Second Quarter....................................       7 9/16          3 3/4
  Third Quarter.....................................       8 1/8           4 5/8
  Fourth Quarter....................................      18 5/8           5

     As of January 31, 2000, the Company's Class A, Class B and Class D Common Stock was held by approximately 208, 8 and 7 holders of record, respectively. There were no shares of Class C Common Stock outstanding. Management believes there were approximately 5,300 beneficial holders at January 31, 2000.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth summary historical financial information and operating data for each of the five fiscal years ended December 31, 1999. The financial information and operating data were derived from, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this report.

                                                             FISCAL YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------------
                                                1995         1996         1997         1998         1999
                                             ----------   ----------   ----------   ----------   ----------
                                                  (IN THOUSANDS, EXCEPT UNIT, PER SHARE AND ARPU DATA)
STATEMENT OF OPERATIONS DATA:
Recurring revenues.........................  $  101,503   $  153,041   $  206,907   $  254,814   $  260,602
Equipment revenues.........................      57,688       68,551       70,871       56,838       64,563
                                             ----------   ----------   ----------   ----------   ----------
Total revenues.............................     159,191      221,592      277,778      311,652      325,165
Cost of equipment sold.....................      63,982       78,896       86,175       69,150       72,035
                                             ----------   ----------   ----------   ----------   ----------
                                                 95,209      142,696      191,603      242,502      253,130
Operating expenses.........................     118,557      155,265      194,194      240,052      285,890
                                             ----------   ----------   ----------   ----------   ----------
Operating income (loss)....................     (23,348)     (12,569)      (2,591)       2,450      (32,760)
Interest expense...........................     (30,720)     (35,041)     (38,499)     (43,798)     (65,310)
Interest income............................       1,997        1,140          501        3,187          579
Other......................................      (1,042)      (2,128)      (3,298)      (3,549)      (2,376)
                                             ----------   ----------   ----------   ----------   ----------
Loss before extraordinary item.............  $  (53,113)  $  (48,598)  $  (43,887)  $  (41,710)  $  (99,867)
                                             ==========   ==========   ==========   ==========   ==========
Loss before extraordinary item per common
  share....................................  $    (1.53)  $    (1.30)  $    (1.10)  $    (1.03)  $    (2.47)
Weighted average number of common shares
  and share equivalents outstanding........      34,653       37,462       39,922       40,246       40,500
BALANCE SHEET DATA (AT PERIOD END):
Current assets.............................  $   62,535   $   70,572   $   84,133   $   74,537   $   63,895
Total assets...............................     263,829      313,620      361,876      494,055      451,930
Current liabilities........................      56,508       62,503      104,973      120,750      101,526
Long-term debt, less current maturities....     219,364      240,687      289,344      462,079      538,185
Stockholders' equity (deficit).............     (12,043)      10,430      (32,441)     (90,022)    (188,440)
OTHER DATA:
Units in service (at period end)...........   1,240,024    1,859,407    2,530,737    2,651,004    2,662,995
Net subscriber additions...................     467,294      619,383      671,330      120,267       11,991
ARPU(1)....................................  $     8.62   $     8.04   $     7.80   $     8.06   $     8.17
EBITDA.....................................     (10,076)       8,623       27,261       45,870       45,387
Capital expenditures.......................      33,503       63,804       67,506      168,546       45,736
Dividends paid/declared....................          --           --           --           --           --
Depreciation and amortization..............      13,272       21,192       29,852       43,420       78,147
Deficiency of earnings to fixed
  charges(2)(3)............................     (53,113)     (48,598)     (43,887)     (70,511)     (97,579)

---------------

(1) Average monthly revenue per unit ("ARPU") is calculated by dividing (i) domestic recurring revenues, consisting of fees for airtime, voice mail, customized coverage options, excess usage fees and other recurring revenues and fees associated with the subscriber base, for the quarter by (ii) the average number of domestic units in service for the quarter. ARPU is stated as the monthly average for the final quarter of the period.

(2) For purposes of calculating the deficiency of earnings to fixed charges, (i) earnings is defined as net loss plus fixed charges and (ii) fixed charges as interest expense plus amortization of debt issuance costs and the interest portion of rental and lease expense.

(3) The 1998 deficiency of earnings to fixed charges is increased by $17.6 million in extraordinary items and $11.4 million of capitalized interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the results of operations and financial condition of the Company for the three years ended December 31, 1999. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this report. Certain prior years' amounts have been reclassified to conform with the current year presentation.

     This Form 10-K contains statements that constitute forward-looking statements. In addition to statements that speak to a time in the future, the words "estimate," "project," "plan," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Readers are cautioned that such forward-looking statements involve risks and uncertainties, and are subject to change based on various important factors. The factors set forth under "Business -- Risk Factors" and in other filings with the Securities and Exchange Commission, as well as the following factors, could affect the Company's financial performance and could cause actual results for 2000 and beyond to differ materially from those expressed in any such forward-looking statements: economic conditions and consumer confidence generally in the United States; the ability of the Company to manage its high outstanding indebtedness; the impact of technological change in the telecommunications industry; the future cost and availability of network infrastructure and subscriber devices; the impact of competition and pricing of paging and wireless data services; the timely market acceptance of new products and services such as two-way messaging; change in regulation by the FCC and various state regulatory agencies; and the potential technical problems relating to the Company's wireless data network.

GENERAL

     Through its Wireless Data Division, the Company has constructed and operates a wireless data network as an overlay of its one-way network, which covers approximately 90% of the U.S. population. The Company has incurred significant capital expenditures and expects to incur additional capital expenditures and operating losses associated with the implementation and deployment of its wireless data services. Management does not expect the Wireless Data Division to generate positive EBITDA (defined below) until early 2001. Through its Traditional Paging Division, the Company provides paging and other one-way wireless messaging services to its subscribers.

     EBITDA represents earnings (loss) before interest, taxes, depreciation, amortization, other (income) expense and extraordinary items. EBITDA is a financial measure commonly used in the Company's industry. EBITDA is not derived pursuant to generally accepted accounting principles ("GAAP"), and therefore should not be construed as an alternative to operating income, as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The calculation of EBITDA does not include commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company.

     The Company sells or leases wireless messaging end-user devices to subscribers, retailers and resellers. The Company earns recurring revenues from subscribers in the form of fixed periodic fees and incurs substantial operating expenses in offering its services, including technical, customer service and general and administrative expenses.

     Since commencing operations in 1990, the Company has invested heavily in its wireless communications network and administrative infrastructure in order to establish nationwide coverage, sales offices in major metropolitan areas, centralized customer service call centers and administrative support functions. The Company incurs substantial fixed operating costs related to its wireless communications infrastructure, which is designed to serve a larger subscriber base than the Company currently serves in order to accommodate growth. In addition, the Company incurs costs associated with each new subscriber addition. The Company sustained consolidated operating losses in each year of operations from inception through 1997. Although the Company recognized a $2.5 million operating profit in 1998, the Company sustained an aggregate $32.9 million operating loss from 1997 through 1999. The Wireless Data Division generated operating losses in 1997, 1998 and 1999 and management expects this trend to continue into 2001. In the third quarter of 1997, the Company began generating operating profits in its Traditional Paging Division and management expects this trend to continue through 2001. Nevertheless, the Company expects to incur consolidated operating losses through 2001.

     The Company's strategy is to expand its subscriber base to increase profitability and cash flow through greater utilization of its nationwide wireless communications network. From January 1, 1992 to December 31, 1999, the number of units in service increased from 52,125 to 2,662,995. This includes 61,575 from the Wireless Data Division, 2,559,353 from the Traditional Paging Division, and 42,067 from the Company's proportional share in its Canadian affiliate. None of the Company's growth is attributable to acquisitions. The Company intends to achieve unit growth by promoting its wireless data services through its sales force, national retail distribution channels, private brand strategic alliances with telecommunication companies such as BellSouth Cellular Corp., GTE Corporation, Southwestern Bell Mobile Systems, Sprint, Ameritech Mobile Services, Inc., MCI WorldCom Network Services, Inc., EXCEL Communications, Inc., ALLTEL Communications, Inc., Bluegrass Cellular, Inc. and First Cellular of Southern Illinois, and wireless data network alliances with companies such as Arch Communications Group, Inc., Metrocall, Inc. and AirTouch Paging.

     The Company has historically sold, rather than leased, substantially all subscriber units used by its subscribers. As a result, the Company has had much less capital invested in subscriber units than other paging carriers since it has recouped a substantial portion of subscriber unit costs upon sale to retailers and subscribers. This has resulted in significantly lower capital expenditures and depreciation expense than if the Company had leased units to its subscribers. In addition, the Company's financial results are much different than other paging carriers that lease subscriber units because the Company recognizes the cost of subscriber units sold in connection with adding new subscribers at the time of sale rather than capitalizing and depreciating the cost of subscriber units over periods ranging from three to four years. In addition, the Company's retail distribution strategy results in the recognition of expenses associated with subscriber unit sales and other sales and marketing expenses in advance of new subscribers being added to the base and generating revenues due to the inventory carried by retailers. However, the Company expects to lease a substantial portion of its wireless data subscriber units as initial sales of wireless data services are expected to be dominated by business and corporate customers and because of the high cost of wireless data subscriber units compared to traditional paging units. In 1998 and 1999 the Company's capital expenditures for subscriber units has increased as the result of the Company's increased units in wireless data services.

     The Company sells and leases its subscriber units through the following distribution channels: (i) private brand strategic alliances and wireless data network alliances through its Carrier Services Strategic Business Unit ("SBU"),
(ii) third party local resellers through its Reseller SBU, (iii) national and regional retail stores through its National Retail SBU and (iv) direct sales through its Field Sales and National Accounts SBU's. At December 31, 1999, 45% of the Company's domestic units in service originated from the Carrier Services SBU, 24% from the Reseller SBU, 20% from the National Retail SBU and 11% originated from the Field Sales and the National Accounts SBU. In the third quarter of 1998, the Company announced the formation of its Wireless Control Systems (formerly Telemetry) SBU. The Company expects this SBU to begin generating revenues in the first half of 2000.

     For competitive and marketing reasons, the Company generally sells each new unit to retailers for less than its acquisition cost. The Company's accounting practices result in selling and marketing expenses and loss on sales of equipment being recorded at the time a unit is sold. The Company expects its costs of subscriber units on a per unit basis generally to remain constant or decline somewhat as sales volume increases. Units sold by the Company during a given month may exceed units activated and in service due to inventory stocking and distribution strategies of retailers.

     The Company derives its recurring revenue primarily from fixed periodic fees for services that are not generally dependent on usage. Consequently, the Company's ability to recoup its initial selling and marketing costs, to meet operating expenses and to achieve profitability is dependent on the average length of each customer's subscription period. As long as a subscriber continues to utilize the Company's service, operating results benefit from the recurring payments of the fixed fees without the incurrence of additional selling expenses by the Company. Conversely, operating results are adversely affected by customer disconnections. Each month a percentage of the Company's existing customers have their service terminated for a variety of reasons, including failure to pay for service, dissatisfaction with service and switching to a competing service provider. The Company's average monthly disconnection rates for the years ended December 31, 1997, 1998 and 1999 were 2.5%, 3.2% and 3.1%, respectively. Average monthly disconnect rates are calculated by dividing (a) the sum of (i) subscriber disconnections from all direct sales and national retail channels, (ii) net subscriber disconnections from the local reseller channel, taken as a whole and (iii) the subscriber disconnections from each of the Carrier Services SBU's strategic alliance partners, to the extent that each partner has net disconnections, by (b) the total number of units in service at the beginning of the period. Disconnect rates are stated as the monthly average of each period presented.

     Approximately 85% of the Company's average revenue per unit ("ARPU") is attributable to fixed fees for airtime, coverage options and features. A portion of the remainder is dependent on usage. Management anticipates that the Company's consolidated ARPU will increase as subscriber additions in the Wireless Data Division increase, since wireless data services yield a significantly higher ARPU than traditional paging services. Management anticipates that the Company's Traditional Paging Division's ARPU will remain constant or decline slightly in the foreseeable future due to a continued higher mix of subscribers added through private brand strategic alliance programs, which yield lower ARPU because strategic alliance partners are generally high volume customers that are charged wholesale airtime rates. However, because private brand strategic alliance partners are responsible for selling and marketing costs, billing, collection and other administrative costs associated with end-users, the Company incurs substantially lower marketing and administrative costs with respect to such subscribers.

RESULTS OF OPERATIONS

     Certain of the following financial information is presented on a per subscriber unit per month basis. Management of the Company believes that such a presentation is useful in understanding the Company's results because it provides a meaningful comparison period-to-period, given the Company's subscriber base and the significant differences in the number of subscribers of other wireless data companies.

  FISCAL YEARS 1997, 1998 AND 1999

  WIRELESS DATA DIVISION

     The Company's Wireless Data Division is expected to fuel the growth of the Company in the future. Nationwide coverage was first offered on December 15, 1998 with coverage to 70% of the U.S. population. When the wireless data network was substantially completed in April 1999, approximately 90% of the U.S. population was covered. The following discussion analyzes the results of the Company's Wireless Data Division's operations, unless otherwise indicated. The periods compared below are fiscal years 1999 and 1998, since minimal operating activities occurred in fiscal year 1997.

     Units in Service

     The Company had 775 units in service as of December 31, 1998 compared to 61,575 as of December 31, 1999. Management believes that wireless data units in service will increase in 2000. However, wireless data net subscriber additions during the fourth quarter of 1999 were below the third and second quarter 1999 levels, as they were negatively affected by the unavailability of acceptable two-way subscriber devices from manufacturers. The Company received its first shipments of full two-way wireless data devices in February 2000. Significant wireless data unit additions are not expected until the second quarter of 2000.

     Revenues

     Revenues for 1998 were $96,000 compared to $13.4 million for 1999. Recurring revenues for 1998 and 1999 were $46,000 and $5.5 million, respectively. Revenues from equipment sales for 1998 and 1999 were $50,000 and $7.9 million, respectively. ARPU for the Wireless Data Division was $19.85 for the three months ended December 31, 1998 compared to $16.94 for the three months ended December 31, 1999, reflecting a higher percentage of units sold in the fourth quarter of 1999 on a wholesale basis. Management expects Wireless Data ARPU to vary somewhat throughout 2000 as the timing of additions throughout the year from wholesale-priced distribution channels and additional local service subscribers contribute to wireless data unit growth.

     Cost of Equipment Sold

     The cost of equipment sold for 1998 was $0.2 million compared to $8.3 million for 1999. Management expects a substantial portion of new wireless data units will be leased, rather than sold, resulting in a lower cost of equipment sold and higher capital expenditures.

     Operating Expenses

     Technical expenses were $4.4 million for 1998 compared to $27.0 million for 1999. Management expects technical costs to increase in 2000 as the Company plans to add transmitters and receivers to improve and expand its coverage.

     General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for 1998 and 1999 were $2.2 million and $5.7 million, respectively. As the number of wireless data units in service grows, the Wireless Data Division will require additional resources to be allocated to support those customers, some or all of which will be shifted from the Traditional Paging Division. This is expected to cause an increase in general and administrative expenses.

     Selling expenses for 1998 were $2.0 million compared to $6.1 million for 1999. Management expects to aggressively market wireless data services, and selling expenses are expected to increase as a result. If market growth warrants, selling expenses may increase significantly in the future.

     Depreciation and amortization was $5.8 million for 1998 compared to $35.2 million for 1999. The nationwide buildout of the Company's wireless data network was substantially completed in April 1999. As a result, the increase was due to the Company recording six months of higher depreciation expense in the last half of 1999.

  TRADITIONAL PAGING DIVISION

     The Company's principal operations to date are the domestic one-way paging operations of its Traditional Paging Division. This division is a mature business requiring only a maintenance level of capital investment and producing reliable EBITDA, operating income and net income. Management expects EBITDA from this division to decline slowly over time from the level experienced in the fourth quarter of 1999. The following discussion analyzes the results of the Company's Traditional Paging Division's operations, unless otherwise indicated.

     Units in Service

     Units in service from domestic one-way paging operations were 2,513,337, 2,618,527 and 2,559,353 as of December 31, 1997, 1998 and 1999, respectively. In addition, for 1997, 1998 and 1999, PageMart Canada's units in service were 29,000, 52,836 and 70,111, respectively. As a result of its ownership interest in PageMart Canada, the Company's proportional share of the units in service of PageMart Canada was 17,400, 31,702 and 42,067 units at December 31, 1997, 1998 and 1999, respectively. On February 1, 2000, the Company sold its ownership interest in PageMart Canada; therefore, the Company will no longer report a proportional share of the units in service of PageMart Canada. See Note 19 to the Consolidated Financial Statements of the Company.

     The Company's one-way operations experienced a net decrease of 59,174 units in service in 1999. This is a continued trend from 1998 when the Company experienced historically weak fiscal quarters in terms of net subscriber additions in the third and fourth quarters, with the fourth quarter of 1998 resulting in a net loss of subscribers. Management believes there is a declining market for traditional one-way paging services, and demand appears to be shifting to the higher quality and greater benefits of wireless data services. Management expects the Traditional Paging Division to continue experiencing net subscriber losses in 2000, due to, among other things, more severe volatility in local reseller and strategic alliance channels and an increase in disconnect rates.

     Revenues

     Total revenues for 1997, 1998 and 1999 were $277.6 million, $311.5 million and $311.2 million, respectively. Recurring revenues for airtime, voice mail and other services for the same periods were $206.9 million, $254.8 million and $255.1 million, respectively. Revenues from equipment sales for 1997, 1998 and 1999 were $70.7 million, $56.7 million and $56.1 million, respectively. Recurring revenues increased from 1997 to 1998 primarily due to the increase in the total number of units in service and remained relatively constant from 1998 to 1999. The decrease in equipment sales during 1998 was primarily due to a decline in the rate of growth in national retail outlets. Equipment revenue decreased from 1998 to 1999 primarily due to lower unit shipments in the National Retail distribution channel.

     The Company's ARPU was $7.80, $8.06 and $7.98 in the final quarter of 1997, 1998 and 1999, respectively. The increase in ARPU in 1998 is primarily attributable to an increase in alphanumeric services in the traditional one-way paging operation, as well as a decrease in the number of subscriber units deployed in the local reseller distribution channel, which generally has low ARPU. The decline in 1999 resulted primarily from a decrease in subscribers in the National Retail distribution channel, which generally has a higher ARPU. This decrease in ARPU was offset partially by a higher mix of higher revenue multi-city, regional and nationwide services as well as increased sales of other value-added services such as voice mail and toll-free numbers. Over the past year, the Company's ARPU has varied by less than 5 percent. Management expects ARPU to remain relatively stable in the foreseeable future with minor variations from changes in distribution and product mix.

     Cost of Equipment Sold

     The cost of equipment sold in 1997, 1998 and 1999 was $86.0 million, $68.9 million and $63.3 million, respectively. The decrease in 1998 was primarily attributable to the decline in the rate of growth in national retail outlets. The further decrease in 1999 was chiefly due to lower unit shipments to national retailers. The Company expects subscriber device costs to generally remain constant. The loss on equipment sold (equipment revenue less cost of equipment sold) is recognized when subscriber devices are shipped to the retailers, usually before the devices are placed into service. The Company has historically sold rather than leased the majority of devices in the Traditional Paging Division.

     Operating Expenses

     Technical expenses were $46.5 million, $52.2 million and $49.6 million in 1997, 1998 and 1999, respectively. The increase in 1998 was primarily due to increased telecommunications and site expenses associated with servicing the Company's expanded network and larger subscriber base. The decrease in 1999 was primarily due to the decrease in the subscriber base and the maturation of the Traditional Paging Division's operations. Management expects technical expenses to remain relatively constant in the future. Based on an average monthly cost per unit in service, technical expenses were $1.78, $1.69 and $1.60 in 1997, 1998 and 1999, respectively. The per unit decreases were the result of increased operating efficiencies.

     General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) in 1997, 1998 and 1999 were $66.4 million, $82.6 million and $75.0 million, respectively. The increase in 1998 was attributable to the Company's expansion of its customer service call centers, information systems and administrative capabilities to support the domestic one-way subscriber base and anticipated growth of the wireless data subscriber base which required additional office space, administrative personnel and customer service representatives. The decrease in 1999 was largely due to headcount reductions, initiated in the first quarter of 1999, largely as a result of certain productivity oriented technology enhancements in the Company's information systems and call centers. On an average cost per month per unit in service basis, general and administrative expenses were $2.54, $2.68 and $2.41 for fiscal years 1997, 1998 and 1999, respectively. Management expects general and administrative costs to decline as resources are transferred to the wireless data division.

     Selling expenses in 1997, 1998 and 1999 were $50.8 million, $52.6 million and $43.6 million, respectively. From 1997 to 1998, the increase resulted from greater marketing and advertising costs related to a larger base of retail outlets. The decrease from 1998 to 1999 is the result of the maturation of the Traditional Paging Division's operations. Management expects this number to remain relatively constant in the near future. During 1999, the Company incurred $0.6 million in selling expenses associated with international operations.

     Depreciation and amortization in 1997, 1998 and 1999 was $29.7 million, $37.6 million and $43.0 million, respectively. The increases resulted from the expansion of the Company's network infrastructure including transmitter and terminal equipment, as well as the purchase and development of computer hardware and software associated with the Company's administrative system. Because only maintenance levels of capital expenditures are expected in the Traditional Paging Division, depreciation and amortization should remain relatively constant in the future. As an average cost per month per unit in service, depreciation and amortization was $1.13, $1.22 and $1.38 for 1997, 1998 and 1999,
respectively.

     Interest Expense

     Consolidated interest expense increased from $38.5 million in 1997 to $43.8 million in 1998 to $65.3 million in 1999. The increase in 1998 was primarily the result of interest expense related to the 11 1/4% Senior Subordinated Discount Exchange Notes Due 2008 (the "11 1/4% Notes") and increased interest expense related to the 15% Senior Discount Exchange Notes due 2005 (the "15% Notes"). The increase in 1999 was primarily the result of the increased interest related to the 15% Notes, the 11 1/4% Notes and the four-year credit agreement with Bankers Trust Company and Morgan Stanley Senior Funding, Inc. which provides for a $100 million credit facility (the "Credit Facility"). Interest expense related to the 12 1/4% Senior Discount Notes due 2003 (the "12 1/4% Notes"), which were retired in January 1998, was $15.1 million and $1.2 million in 1997 and 1998, respectively. Interest expense related to the 15% Notes was $21.2 million, $24.7 million and $28.5 million in 1997, 1998 and 1999, respectively. Interest expense related to the 11 1/4% Notes was $27.0 million and $32.3 million in 1998 and 1999, respectively. Interest expense related to a vendor financing arrangement was $0.9 million in 1997, $0.6 million in 1998 and $0.4 million in 1999. Interest expense related to the Credit Facility was $0.3 million in 1997 and 1998 and $3.5 million in 1999. Total interest expense for 1998 was reduced by the capitalization of $11.4 million of interest related to the construction of the Company's advanced messaging network. Interest expense of $16.8 million and $48.5 million was allocated to Traditional Paging and Wireless Data Divisions, respectively, in 1999.

     Net Loss

     The Company sustained consolidated losses in 1997 and 1999 of $43.9 million and $99.9 million, respectively, and consolidated losses before extraordinary items in 1998 of $41.7 million. One-time extraordinary charges of $13.8 million during the first quarter of 1998 related to the early retirement of the 12 1/4% Notes and a one-time extraordinary charge of $3.8 million was recognized during the second quarter of 1998 related to the interruption in service experienced by the Company when the Galaxy IV satellite failed. Including the extraordinary items, the Company's consolidated net loss for 1998 was $59.3 million. The increased losses in 1998 was principally due to the cost of funding the growth rate of the Company's subscriber base. The increase in losses in 1999 was primarily due to increased operating expenses associated with the start-up operations of the Wireless Data Division.

     Allocation of Debt to Divisions

     The Company has allocated long-term debt between its Wireless Data and Traditional Paging Divisions. The methodology the Company follows results in the attribution of the proceeds of each offering based on the specific capital and operating requirements of each division. Positive free cash flow (defined as EBITDA less capital expenditures) generated by a division is utilized to reduce its respective debt allocation. As of December 31, 1999, $72.5 million and $157.3 million of equity and $439.1 million and $99.1 million of debt has been allocated to the Wireless Data and Traditional Paging Divisions, respectively.

  SELECTED QUARTERLY RESULTS OF OPERATIONS

     The table below sets forth management's presentation of the results of the Wireless Data and Traditional Paging Divisions' operations and other data on a quarterly basis for the eight most recent fiscal quarters. This presentation should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this report and the Company's quarterly reports on Form 10-Q for the corresponding periods below, and should not be considered in isolation or as an alternative to results of operations that are presented in accordance with GAAP.

WIRELESS DATA DIVISION
(IN THOUSANDS, EXCEPT OTHER DATA)

                                                                  THREE MONTHS ENDED
                               -----------------------------------------------------------------------------------------
                               MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                 1998        1998       1998        1998       1999        1999       1999        1999
                               ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                                      (UNAUDITED)
RECURRING REVENUES...........    $  --     $    --     $    14    $    32    $    207    $    675   $  1,811    $  2,809
Equipment revenues...........       --          --           6         44         446       2,873      3,760         806
                                 -----     -------     -------    -------    --------    --------   --------    --------
                                    --          --          20         76         653       3,548      5,571       3,615
  Cost of equipment sold.....       --          --           6        181         574       3,053      3,725         942
                                 -----     -------     -------    -------    --------    --------   --------    --------
NET REVENUES.................       --          --          14       (105)         79         495      1,846       2,673
Technical expenses...........      135         219       1,308      2,742       6,144       7,297      6,818       6,736
General and administrative
  expenses...................      432         527         523        695       1,195       1,270      1,445       1,804
Selling expenses.............      254         318         381      1,066       1,183       1,481      1,537       1,927
Depreciation and amortization
  expense....................      120         131       1,601      3,963       7,725       8,128      9,390       9,951
                                 -----     -------     -------    -------    --------    --------   --------    --------
OPERATING LOSS (EBIT)........    $(941)    $(1,195)    $(3,799)   $(8,571)   $(16,168)   $(17,681)  $(17,344)   $(17,745)
                                 =====     =======     =======    =======    ========    ========   ========    ========
EBITDA.......................    $(821)    $(1,064)    $(2,198)   $(4,608)   $ (8,443)   $ (9,553)  $ (7,954)   $ (7,794)
                                 =====     =======     =======    =======    ========    ========   ========    ========
OTHER DATA:
Ending units in service......       --          --         287        775       4,259      24,416     49,001      61,575
ARPU(2)......................    $  --     $    --     $ 32.52    $ 19.85    $  27.37    $  15.69   $  16.44    $  16.94

TRADITIONAL PAGING DIVISION
(IN THOUSANDS, EXCEPT OTHER DATA)

                                                                THREE MONTHS ENDED
                       -----------------------------------------------------------------------------------------------------
                       MARCH 31,     JUNE 30,    SEPT. 30,     DEC. 31,    MARCH 31,     JUNE 30,    SEPT. 30,     DEC. 31,
                          1998         1998         1998         1998         1999         1999         1999         1999
                       ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                    (UNAUDITED)
RECURRING REVENUES...  $   60,872   $   63,537   $   65,205   $   65,154   $   64,516   $   64,006   $   64,549   $   62,029
Equipment revenues...      16,289       13,164       13,546       13,702        8,186       16,329       17,052       14,514
                       ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                           77,161       76,701       78,751       78,856       72,702       80,335       81,601       76,543
  Cost of equipment
    sold.............      20,590       15,915       16,416       15,976       10,269       18,556       18,827       15,656
                       ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
NET REVENUES.........      56,571       60,786       62,335       62,880       62,433       61,779       62,774       60,887
Technical expenses...      12,359       13,464       13,364       12,993       12,571       13,146       12,674       11,229
General and
  administrative
  expenses...........      19,728       20,524       20,862       21,452       19,883       18,102       18,809       18,211
Selling expenses.....      13,476       13,716       12,907       12,519       12,576       10,346       10,315       10,411
Depreciation and
  amortization
  expense............       8,482        9,046        9,808       10,269       10,925       10,949       10,572       10,507
                       ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
OPERATING INCOME
  (EBIT).............  $    2,526   $    4,036   $    5,394   $    5,647   $    6,478   $    9,236   $   10,404   $   10,529
                       ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
EBITDA...............  $   11,008   $   13,082   $   15,202   $   15,916   $   17,403   $   20,185   $   20,976   $   21,036
                       ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
OTHER DATA:
EBIT MARGIN(1).......         4.5%         6.6%         8.7%         9.0%        10.4%        15.0%        16.6%        17.3%
EBITDA MARGIN(1).....        19.5%        21.5%        24.4%        25.3%        27.9%        32.7%        33.4%        34.5%
Ending units in
  service............   2,652,443    2,752,580    2,767,742    2,618,527    2,527,595    2,564,053    2,622,530    2,559,353
ARPU(2)..............  $     7.86   $     7.84   $     7.87   $     8.06   $     8.36   $     8.38   $     8.30   $     7.98

---------------

(1) Calculated by dividing quarterly EBIT or EBITDA by net revenues.

(2) Calculated by dividing recurring revenues for the quarter by the simple average number of units in service during that quarter. Stated as the monthly average for the quarter.

  SUPPLEMENTARY INFORMATION

     The following table sets forth supplementary financial information related to the Company's various operations (in thousands):

                                                          FISCAL YEAR ENDED DECEMBER 31, 1997
                                                 ------------------------------------------------------
                                                 WIRELESS    TRADITIONAL
                                                   DATA        PAGING      INTERNATIONAL   CONSOLIDATED
                                                 ---------   -----------   -------------   ------------
Revenues.......................................  $      --    $277,605        $   173        $277,778
Operating loss.................................       (207)     (1,887)          (497)         (2,591)
Interest expense...............................     19,820      18,679             --          38,499
Interest income................................        436          65             --             501
Net loss.......................................    (19,591)    (20,987)        (3,309)        (43,887)
EBITDA.........................................        (16)     27,774           (497)         27,261
Total assets...................................    185,943     175,359            574         361,876
Capital expenditures...........................     35,337      32,169             --          67,506

                                                          FISCAL YEAR ENDED DECEMBER 31, 1998
                                                 ------------------------------------------------------
                                                 WIRELESS    TRADITIONAL
                                                   DATA        PAGING      INTERNATIONAL   CONSOLIDATED
                                                 ---------   -----------   -------------   ------------
Revenues.......................................  $      96    $311,469        $    87        $311,652
Operating income (loss)........................    (14,506)     17,603           (647)          2,450
Interest expense...............................     25,162      18,636             --          43,798
Interest income................................      3,145          42             --           3,187
Loss before extraordinary items................    (37,284)       (893)        (3,533)        (41,710)
EBITDA.........................................     (8,691)     55,208           (647)         45,870
Total assets...................................    325,118     166,766          2,171         494,055
Capital expenditures...........................    128,032      40,386            128         168,546

                                                          FISCAL YEAR ENDED DECEMBER 31, 1999
                                                 ------------------------------------------------------
                                                 WIRELESS    TRADITIONAL
                                                   DATA        PAGING      INTERNATIONAL   CONSOLIDATED
                                                 ---------   -----------   -------------   ------------
Revenues.......................................  $  13,387    $311,181        $   597        $325,165
Operating income (loss)........................    (68,938)     36,647           (469)        (32,760)
Interest expense...............................     48,498      16,812             --          65,310
Interest income................................        552          27             --             579
Net income (loss)..............................   (117,068)     19,544         (2,343)        (99,867)
EBITDA.........................................    (33,744)     79,600           (469)         45,387
Total assets...................................    324,615     124,449          2,866         451,930
Capital expenditures...........................     27,666      18,070             --          45,736

SEASONALITY

     Device usage is slightly higher during the spring and summer months, which is reflected in higher incremental usage fees earned by the Company. Only the Company's retail sales are generally subject to seasonal fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations have historically required substantial capital investment for the development and installation of its wireless communications network, the procurement of subscriber units, and expansion into new and existing markets. To date, these investments by the Company have been funded by the proceeds from the issuance of common stock, preferred stock, the 12 1/4% Notes, the 15% Notes and the 11 1/4% Notes, as well as borrowings under the Revolving Credit Agreement, Credit Facility and Vendor Financing Arrangement (all defined herein).

     Capital expenditures (excluding capitalized interest) were $67.5 million, $168.5 million and $45.7 million for 1997, 1998 and 1999, respectively. Capital expenditures for 1997 include approximately $35.3 million related to the development of the wireless data network, $22.7 million for the Company's traditional paging network and $9.5 million for the development of the Company's new administrative system. Capital expenditures for the year ended 1998 include approximately $128.0 million related to the development of its wireless data network, $8.8 million for the Company's traditional paging network, $18.4 million for computer hardware and software, $2.3 million for corporate expansion and relocation and $8.1 million for subscriber devices. Capital expenditures for 1999 include approximately $20.3 million related to the development and expansion of its wireless data network, $3.3 million for the Company's traditional paging network, $1.3 million for facilities, $10.6 million for computer hardware and software and $10.2 million for leased subscriber units. During December 1995, the Company committed to purchase $40 million in network infrastructure equipment from Motorola from December 1, 1995 to October 31, 1999. The agreement was amended to extend the commitments to June 30, 2001 and include ReFLEX25 wireless data subscriber units. Through December 31, 1999, the Company had purchased $36.7 million of network infrastructure and ReFLEX25 wireless data subscriber units.

     The Company capitalized approximately $11.4 million of interest expense for the narrowband PCS licenses and wireless data network costs for those markets under construction during 1998. With the launch of the Company's nationwide wireless data network in December 1998, the Company is no longer capitalizing interest costs associated with the wireless data network buildout.

     The Company's net cash provided by operating activities for 1997, 1998 and 1999 was $37.2 million, $75.6 million and $24.1 million, respectively. Net cash used in investing activities was $68.5 million, $168.7 million and $44.7 million for 1997, 1998 and 1999, respectively, and were primarily for capital expenditures. Net cash provided by financing activities was $17.0 million, $102.3 million and $13.6 million for 1997, 1998 and 1999, respectively. Cash provided by financing activities resulted in 1997 from borrowings of $17.1 million under a vendor financing arrangement, in 1998 primarily from the receipt of $107.8 million of net proceeds from the issuance of the 11 1/4% Notes and the retirement of the 12 1/4% Notes, and in 1999 primarily from the borrowing of $25.0 million under the Credit Facility.

     On January 28, 1998, the Company completed an offering of 11 1/4% Notes (the "Offering") resulting in approximately $249.7 million in gross proceeds. Simultaneously, with the closing of the Offering, the Company refinanced certain of its outstanding indebtedness, and modified its corporate structure (the "Refinancing"). The Refinancing consisted of: (i) purchasing all of the outstanding 12 1/4% Notes ($136.5 million principal amount at maturity), (ii) amending certain terms of the covenants and agreements in the indenture relating to the 15% Notes; and (iii) merging PageMart, Inc. into WebLink Wireless, Inc., with WebLink Wireless, Inc. as the surviving corporation.

     Approximately $130.7 million of the gross proceeds of the Offering was used to purchase all of the outstanding 12 1/4% Notes. The approximately $107.8 million remaining after offering expenses and refinancing were used to fund the construction of the wireless data network and for general corporate purposes. In connection with the Refinancing, the Company incurred an extraordinary charge of approximately $13.8 million related to the early retirement of debt.

     The 11 1/4% Notes, which are unsecured senior subordinated obligations of the Company, mature in 2008 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 11 1/4% Notes will cause an increase in indebtedness from December 31, 1999 to February 1, 2003 of $123.7 million. From and after August 1, 2003, interest on the 11 1/4% Notes will be payable semiannually, in cash.

     The 15% Notes, which are unsecured senior obligations of the Company, mature in 2005 and were issued at a substantial discount from their principal amount at maturity. The accretion of original issue discount on the 15% Notes will cause an increase in indebtedness from December 31, 1999 to February 1, 2000 of $2.4 million. From and after August 1, 2000, interest on the 15% Notes will be payable semiannually, in cash. Management believes it has the necessary resources, including the availability under the Credit Facility (as defined, herein), to meet the cash requirements of the interest payments in August 2000 and February 2001.

     In March 1997, the Company entered into a vendor financing arrangement with an infrastructure vendor (the "Vendor Financing Arrangement"), providing for the financing of traditional paging or wireless data services infrastructure equipment over a period of 60 months up to a maximum aggregate amount of $30 million. Borrowings under the Vendor Financing Arrangement are secured by the equipment purchased. The interest rate applicable to such financing is equal to the sum of 7% and the London Interbank Offered Rate ("LIBOR") for three-month maturities as published in The Wall Street Journal or the sum of 4.25% and the U.S. prime rate of interest as published in The Wall Street Journal. The weighted average interest rate for borrowings outstanding during the three months ended March 31, 1999 was 12.54%.

     During the first quarter ended March 31, 1998, the Company modified the agreement to provide $30 million of available financing, in aggregate, during the period from September 1, 1998 through December 31, 2000. During the first quarter ended March 31, 1999, the Company repaid the total amount outstanding of $10.0 million on the Vendor Financing Arrangement with proceeds from the Credit Facility. As of December 31, 1999, the Company had no amounts outstanding under the Vendor Financing Arrangement.

     In March 1999, the Company entered into a four-year credit agreement with Bankers Trust Company and Morgan Stanley Senior Funding, Inc. which provides for a $100 million credit facility (the "Credit Facility"). The Credit Facility replaced the $50 million revolving line of credit the Company established on May 11, 1995 with BT Commercial Corporation, as Agent, and Bankers Trust Company, as issuing bank (the "Revolving Credit Agreement") which was simultaneously terminated. The Credit Facility provides for $75 million of multi-draw term loans (the "Term Loans") and $25 million of revolving loans (the "Revolving Loans"). On March 24, 1999, the Company borrowed $25 million in Term Loans under the Credit Facility. Approximately $12 million of the initial borrowing was used to repay amounts outstanding under the Vendor Financing Arrangement and to fund the fees and expenses of the Credit Facility. As of December 31, 1999, total availability under the Credit Facility was $75 million, of which $25 million was outstanding in the form of Term Loans. Further availability of the Credit Facility above the current $75 million is based on the Company's achievement of certain minimum targets for wireless data subscriber units in service. The Credit Facility bears interest at the U.S. prime rate plus 2.75% or at LIBOR plus 3.75%. The weighted average interest rate on the amounts borrowed for the period from March 24, 1999 to December 31, 1999 was 9.6%.

     As of December 31, 1999, the Company's indebtedness was $308.3 million under the 11 1/4% Notes, $204.9 million under the 15% Notes and $25 million under the Credit Facility.

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

     During 1999, the Company reported $45.4 million of consolidated EBITDA and $45.7 million of consolidated capital expenditures. The Company anticipates that the Wireless Data Division will require approximately $55 to $65 million of capital to fund operations and capital expenditures during 2000, funded entirely by the excess EBITDA over capital expenditures from the Traditional Paging Division during 2000. The Traditional Paging Division is expected to generate around $80 million of EBITDA and require approximately $10 to $15 million of capital expenditures in 2000, thus generating excess EBITDA of approximately $65 to $70 million.

     As of December 31, 1999, the Company had approximately $10.4 million in cash and cash equivalents. At December 31, 1999 the borrowings available under the Vendor Financing Arrangement were approximately $30 million, and additional borrowings available under the Credit Facility were $50 million, based on certain minimum targets on advanced messaging subscriber units in service. The Company anticipates that its cash balance and amounts available under the Credit Facility and Vendor Financing Arrangement, combined with anticipated excess cash flows from the Company's Traditional Paging Division, will be sufficient to fund the Company's consolidated operations, capital expenditures and all cash interest costs through 2000.

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

YEAR 2000 DISCLOSURE

     The Company has not experienced any problems related to the Year 2000 date change, nor have its suppliers with respect to the products and services provided to the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The Credit Facility bears interest at the U.S. prime rate plus 2.75% or at LIBOR plus 3.75%. Therefore, the Credit Facility is subject to short-term interest rate risk. At December 31, 1999, the balance outstanding under the Credit Facility was $25.0 million. Consequently, a 100 basis point increase in the U.S. prime rate or LIBOR would result in a $250,000 increase in interest expense over a twelve month period.

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

ITEM 11. EXECUTIVE COMPENSATION

     See "Executive Compensation" in the Company's definitive proxy statement related to the Company's annual meeting of stockholders to be held on April 5, 2000, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement related to the Company's annual meeting of stockholders to be held on April 5, 2000, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Certain Relationships and Related Transactions" in the Company's definitive proxy statement related to the Company's annual meeting of stockholders to be held on April 5, 2000, which is incorporated herein by reference.

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

     (a) The following documents are filed as part of this 10-K:

          (1) Financial Statements. See Index to Consolidated Financial Statements and Financial Statement Schedule on Page F-1 hereof.

          (2) Financial Statement Schedules. See Index to Consolidated Financial Statements and Financial Statement Schedule on Page F-1 hereof.

          (3) Exhibits Required by Item 601 of Regulation S-K. See Exhibit Index on Page E-1 hereof.

     (b) Reports on Form 8-K

          The following current reports on Form 8-K were filed by WebLink Wireless, Inc. during the quarter ended December 31, 1999:

        Current Report on Form 8-K dated December 1, 1999, disclosing under Item 5 "Other Event" the merger of WebLink Wireless, Inc. into PageMart Wireless, Inc. and the name change to WebLink Wireless, Inc.

        Current Report on Form 8-K dated December 27, 1999, disclosing under
        Item 5 "Other Events" the Company's Letter to Investors on Strategic Repositioning, Opportunities and Risks.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2000
                                            WEBLINK WIRELESS, INC.
                                            (Registrant)

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

                 /s/ JOHN D. BELETIC                   Chairman and Chief Executive   February 29, 2000
-----------------------------------------------------  Officer (Principal Executive
                   John D. Beletic                     Officer)

                  /s/ JOHN R. HAUGE                    Vice President, Finance,       February 29, 2000
-----------------------------------------------------  Chief Financial Officer and
                    John R. Hauge                      Treasurer (Principal
                                                       Financial and Accounting
                                                       Officer)

                /s/ LEIGH J. ABRAMSON                  Director                       February 29, 2000
-----------------------------------------------------
                  Leigh J. Abramson

                 /s/ ALBERT C. BLACK                   Director                       February 29, 2000
-----------------------------------------------------
                   Albert C. Black

                  /s/ GUY DE CHAZAL                    Director                       February 29, 2000
-----------------------------------------------------
                  Guy L. De Chazal

                 /s/ STEVEN B. DODGE                   Director                       February 29, 2000
-----------------------------------------------------
                   Steven B. Dodge

               /s/ MICHAEL C. HOFFMAN                  Director                       February 29, 2000
-----------------------------------------------------
                 Michael C. Hoffman

                                                       Director                       February   , 2000
-----------------------------------------------------
                 Arthur C. Patterson

            /s/ ALEJANDRO PEREZ ELIZONDO               Director                       February 29, 2000
-----------------------------------------------------
              Alejandro Perez Elizondo

                /s/ PAMELA D.A. REEVE                  Director                       February 29, 2000
-----------------------------------------------------
                  Pamela D.A. Reeve

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          3.1            -- Restated Certificate of Incorporation of PageMart
                            Wireless, Inc. (filed as an exhibit to the Registration
                            Statement on Form S-1 of the Company (Reg. No. 33-03012),
                            and incorporated herein by reference).
          3.2            -- Certificate of Amendment to Restated Certificate of
                            Incorporation of PageMart Wireless, Inc. dated December
                            28, 1995 (filed as an exhibit to the Registration
                            Statement on Form S-1 of the Company (Reg. No. 33-03012),
                            and incorporated herein by reference).
          3.3            -- By-laws of PageMart Wireless, Inc. (filed as an exhibit to the Form 10-K of the Company for the fiscal year ended
                            December 31, 1997, and incorporated herein by reference.)
          3.4            -- Certificate of Amendment to Restated Certificate of
                            Incorporation of PageMart Wireless, Inc. dated May 9,
                            1996 (filed as an exhibit to the Registration Statement
                            on Form S-1 of the Company (Reg. No. 33-03012), and
                            incorporated herein by reference).
          3.5            -- Certificate of Ownership and Merger merging PageMart,
                            Inc. into PageMart Wireless, Inc. (filed as an exhibit to
                            the Form 10-K of the Company for the year ended December
                            31, 1998, and incorporated herein by reference).
          3.6            -- Certificate of Ownership and Merger merging WebLink
                            Wireless, Inc. into PageMart Wireless, Inc. (filed as an
                            exhibit to the Form 8-K of the Company dated December 1,
                            1999, and incorporated herein by reference).
          4.1            -- Indenture, dated as of January 28, 1998, between PageMart
                            Wireless, Inc. and United States Trust Company of New
                            York, as Trustee, relating to the 11 1/4% Senior
                            Subordinated Discount Notes due 2008. (filed as an
                            exhibit to the Form 10-K of the Company for the fiscal
                            year ended December 31, 1997, and incorporated herein by
                            reference).
          4.2            -- Indenture, dated as of January 17, 1995, between PageMart
                            Wireless, Inc. and United States Trust Company of New
                            York, as Trustee, relating to the 15% Senior Discount
                            Notes due 2005. (filed as an exhibit to the Registration
                            Statement on Form S-1 of the Company (Reg. No. 33-91142),
                            and incorporated herein by reference).
          4.3            -- First Supplemental Indenture, dated as of December 31,
                            1997, among PageMart Wireless, Inc. and United States
                            Trust Company of New York, as Trustee (filed as an
                            exhibit to the Form 8-K of the Company dated January 28,
                            1998, and incorporated herein by reference).
         10.1            -- Warrant Agreement, dated as of October 19, 1993, between
                            PageMart, Inc. and United States Trust Company of New
                            York, as Warrant Agent, relating to the Warrants to
                            purchase Common Stock of the Company (filed as an exhibit
                            to the Form 10-K of the Company for the fiscal year ended
                            December 31, 1994, and incorporated herein by reference).
         10.2            -- Second Amended and Restated Satellite Services
                            Supplemental Agreement, dated as of July 1, 1998, between
                            PageMart Wireless, Inc. and AvData Systems, Inc. (filed
                            as an exhibit to the Form 10-K of the Company for the
                            year ended December 31, 1998, and incorporated herein by
                            reference)(1)
         10.3            -- Satellite Services and Space Segment Lease Agreement,
                            dated January 2, 1995, between PageMart, Inc. and
                            SpaceCom Systems, Inc. (filed as an exhibit to the
                            Registration Statement on Form S-1 of the Company (Reg.
                            No. 33-91142), and incorporated herein by reference).

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.4            -- Credit Agreement, dated as of March 23, 1999, by and
                            among PageMart Wireless, Inc., and the Lenders and Agents
                            named therein (filed as an exhibit to the Form 10-K of
                            the Company for the year ended December 31, 1998, and
                            incorporated herein by reference).
         10.5            -- Security Agreement, dated as of March 23, 1999, among
                            PageMart Wireless, Inc., and the Lenders and Agent named
                            therein (filed as an exhibit to the Form 10-K of the
                            Company for the year ended December 31, 1998, and
                            incorporated herein by reference).
         10.6            -- Pledge Agreement, dated as of March 23, 1999 among
                            PageMart Wireless, Inc. and the Lenders and Collateral
                            Agent named therein (filed as an exhibit to the Form 10-K
                            of the Company for the year ended December 31, 1998, and
                            incorporated herein by reference).
         10.7            -- Promissory Note and Security Agreement, dated May 21,
                            1997, between PageMart, Inc. and Glenayre Electronics,
                            Inc. (filed as an exhibit to the Form 10-Q of the Company
                            for the quarter ended June 30, 1997, and incorporated
                            herein by reference).
         10.8            -- Modification and Reaffirmation Agreement, dated March 12,
                            1998, between PageMart Wireless, Inc. and Glenayre
                            Electronics, Inc. (filed as an exhibit to the Form 10-Q
                            of the Company for the quarter ended March 31, 1998, and
                            incorporated herein by reference).
         10.9            -- Amended and Restated Agreement Among Certain Stockholders
                            of PageMart Nationwide, Inc. dated as of September 19,
                            1995 (filed as an exhibit to the Form 8-K of the Company
                            dated October 6, 1995, and incorporated herein by
                            reference).
         10.10           -- Amendment No. 1 to Amended and Restated Agreement Among
                            Certain Stockholders, dated as of October 1, 1997, among
                            PageMart Wireless, Inc. and certain of its stockholders
                            (filed as an exhibit to the Form 10-K of the Company for
                            the fiscal year ended December 31, 1997, and incorporated
                            herein by reference).
         10.11           -- Letter, dated January 27, 2000, regarding the agreement of certain stockholders to vote for the approval of the
                            2000 Flexible Incentive Plan.
         10.12           -- Equipment Purchase Agreement, dated as of January 26,
                            1996, between Motorola, Inc. and PageMart Wireless, Inc.
                            (filed as an exhibit to the Form 10-K of the Company for
                            the fiscal year ended December 31, 1995, and incorporated
                            herein by reference)(1).
         10.13           -- Amendment No. 1 to Equipment Purchase Agreement between
                            Motorola, Inc. and the Company dated June 15, 1998.
         10.14           -- Amendment No. 2 to Equipment Purchase Agreement between
                            Motorola, Inc. and the Company dated August 5, 1998.
         10.15           -- Amendment No. 3 to Equipment Purchase Agreement dated
                            September 20, 1999 between Motorola, Inc. and the
                            Company.
         10.16           -- Technology Asset Agreement, dated as of December 1, 1995, between Motorola, Inc. and PageMart Wireless, Inc. (filed
                            as an exhibit to the Form 10-K of the Company for the
                            fiscal year ended December 31, 1995, and incorporated
                            herein by reference)(1).
         10.17           -- PageMart Wireless, Inc. Employee Stock Purchase Plan
                            (filed as an exhibit to the Registration Statement on
                            Form S-1 of the Company (Reg. No. 33-03012), and
                            incorporated herein by reference).
         10.18           -- WebLink Wireless, Inc. Nonqualified Formula Stock Option
                            Plan for Non-Employee Directors, as amended.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.19           -- Office Lease Agreement, dated as of November 26, 1996,
                            between Crescent Real Estate Equities Limited and
                            PageMart Wireless, Inc. (filed as an exhibit to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1996, and incorporated herein by
                            reference).
         10.20           -- WebLink Wireless, Inc. Fifth Amended and Restated 1991
                            Stock Option Plan, as amended.
         10.21           -- Severance and Reimbursement Agreement, dated September
                            12, 1997, between PageMart Wireless, Inc. and N. Ross
                            Buckenham (filed as an exhibit to the Form 10-Q of the
                            Company for the quarter ended September 30, 1997, and
                            incorporated herein by reference).
         10.22           -- Resale Agreement, dated September 1, 1998, between
                            PageMart Wireless, Inc. and GTE Communications System
                            Corporation (filed as an exhibit to the Form 10-K of the
                            Company for the year ended December 31, 1998, and
                            incorporated herein by reference)(1)
         10.23           -- Amended and Restated Strategic Alliance Agreement No. 1,
                            dated as of April 22, 1999, between GTE Communication
                            Systems Corporation and PageMart Wireless, Inc.
         10.24           -- Amended and Restated Strategic Alliance Agreement No. 2,
                            dated as of April 22, 1999, between GTE Communication
                            Systems Corporation and PageMart Wireless, Inc.
         10.25           -- Resale Agreement, dated as of December 12, 1997, between
                            PageMart Wireless, Inc. and GTE Communications
                            Corporation (filed as an exhibit to the Form 10-K of the
                            Company for the fiscal year ended December 31, 1997, and
                            incorporated herein by reference).(1)
         10.26           -- Third Amended and Restated 1991 Stock Issuance Plan
                            (filed as an exhibit to the Registration Statement on
                            Form S-8 (Reg. No. 33-98116), and incorporated herein by
                            reference).
         10.27           -- Retention Agreement, dated as of January 3, 2000, between the Company and John D. Beletic.
         10.28           -- WebLink Wireless, Inc. 2000 Flexible Incentive Plan.
         11.1            -- Computation of per share earnings (loss) for the three
                            months ended December 31, 1999.
         11.2            -- Computation of per share earnings (loss) for the three
                            months ended December 31, 1998.
         11.3            -- Computation of per share earnings (loss) for the year
                            ended December 31, 1999.
         11.4            -- Computation of per share earnings (loss) for the year
                            ended December 31, 1998.
         12.1            -- Computation of Ratio of Earnings to Fixed Charges for
                            years ended December 31, 1994, 1995, 1996, 1997, 1998 and
                            1999 and the three months ended December 31, 1999.
         21.1            -- WebLink Wireless, Inc. Subsidiaries.
         23.1            -- Consent of Arthur Andersen LLP.
         27.1            -- Financial Data Schedule for the year ended December 31,
                            1999.

---------------

(1) The Company has requested confidential treatment for certain portions of this agreement.

                    WEBLINK WIRELESS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Independent Public Accountants....................   F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................   F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1997, 1998 and 1999..........................   F-4
Consolidated Statements of Stockholders' (Deficit) Equity
  for the Years Ended December 31, 1997, 1998 and 1999......   F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1998 and 1999..........................   F-6
Notes to Consolidated Financial Statements..................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of WebLink Wireless, Inc.:

     We have audited the accompanying consolidated balance sheets of WebLink Wireless, Inc. (a Delaware corporation, formerly PageMart Wireless, Inc.) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WebLink Wireless, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                            [Arthur Andersen LLP Signature]

Dallas, Texas,
February 2, 2000
(except with respect to the matters
discussed in Note 19, as to
which the date is February 24, 2000)

                    WEBLINK WIRELESS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998        1999
                                                              ---------   ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  17,476   $  10,440
  Short-term investments....................................      1,000          --
  Accounts receivable (net of allowance for doubtful
    accounts of $2,580 and $8,333 at December 31, 1998 and
    1999, respectively).....................................     38,723      39,857
  Inventories...............................................      6,747       5,941
  Other current assets......................................     10,591       7,657
                                                              ---------   ---------
         Total current assets...............................     74,537      63,895
PROPERTY AND EQUIPMENT (net of accumulated depreciation of
  $116,326 and $188,934 at December 31, 1998 and 1999,
  respectively).............................................    274,179     245,596
NARROWBAND LICENSES (net of accumulated amortization of $510
  and $3,837 at December 31, 1998 and 1999, respectively)...    132,555     129,228
OTHER ASSETS (net of accumulated amortization of $5,391 and
  $8,099 at December 31, 1998 and 1999, respectively).......     12,784      13,211
                                                              ---------   ---------
         Total assets.......................................  $ 494,055   $ 451,930
                                                              =========   =========
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  38,703   $  21,918
  Deferred revenue..........................................     57,512      54,836
  Current maturities of long-term debt......................      1,238          --
  Other current liabilities.................................     23,297      24,772
                                                              ---------   ---------
         Total current liabilities..........................    120,750     101,526
LONG-TERM DEBT..............................................    462,079     538,185
OTHER LONG-TERM LIABILITIES.................................      1,248         659
COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)
STOCKHOLDERS' (DEFICIT) EQUITY:
  Common Stock, $.0001 par value per share, 75,000,000
    shares authorized:
    Class A Convertible Common Stock, 34,536,512 shares
      issued and outstanding at December 31, 1998;
      36,017,082 shares issued and 36,009,082 shares
      outstanding at December 31, 1999......................          3           3
    Class B Convertible Non-Voting Common Stock, 3,809,363
      shares issued and outstanding at December 31, 1998 and
      December 31, 1999.....................................          1           1
    Class C Convertible Non-Voting Common Stock, 1,428,472
      and 728,472 shares issued and outstanding at December
      31, 1998 and 1999.....................................         --          --
    Class D Convertible Non-Voting Common Stock, 623,945 and
      217,350 shares issued and outstanding at December 31,
      1998 and 1999.........................................         --          --
  Treasury Stock, at cost, no and 8,000 shares at December
    31, 1998 and 1999, respectively.........................         --         (68)
  Additional paid-in capital................................    228,438     229,847
  Accumulated deficit.......................................   (317,891)   (417,758)
  Stock subscriptions receivable............................       (573)       (465)
                                                              ---------   ---------
         Total stockholders' (deficit) equity...............    (90,022)   (188,440)
                                                              ---------   ---------
         Total liabilities and stockholders' (deficit)
          equity............................................  $ 494,055   $ 451,930
                                                              =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    WEBLINK WIRELESS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
REVENUES:
  Recurring revenues........................................  $206,907   $254,814   $260,602
  Equipment revenues........................................    70,871     56,838     64,563
                                                              --------   --------   --------
          Total revenues....................................   277,778    311,652    325,165
COST OF EQUIPMENT SOLD......................................    86,175     69,150     72,035
                                                              --------   --------   --------
                                                               191,603    242,502    253,130
OPERATING EXPENSES:
  Technical.................................................    46,513     56,584     76,615
  General and administrative................................    66,458     84,743     80,719
  Selling...................................................    51,371     55,305     50,409
  Depreciation and amortization.............................    29,852     43,420     78,147
                                                              --------   --------   --------
          Total operating expenses..........................   194,194    240,052    285,890
                                                              --------   --------   --------
          Operating (loss) income...........................    (2,591)     2,450    (32,760)
OTHER (INCOME) EXPENSE:
  Interest expense..........................................    38,499     43,798     65,310
  Interest income...........................................      (501)    (3,187)      (579)
  Other.....................................................     3,298      3,549      2,376
                                                              --------   --------   --------
          Total other (income) expense......................    41,296     44,160     67,107
                                                              --------   --------   --------
LOSS BEFORE EXTRAORDINARY ITEMS:............................   (43,887)   (41,710)   (99,867)
EXTRAORDINARY ITEMS:
  Early retirement of debt..................................        --    (13,808)        --
  Satellite failure.........................................        --     (3,798)        --
                                                              --------   --------   --------
NET LOSS....................................................  $(43,887)  $(59,316)  $(99,867)
                                                              ========   ========   ========
NET LOSS PER SHARE (Basic and Diluted)
LOSS BEFORE EXTRAORDINARY ITEMS.............................  $  (1.10)  $  (1.03)  $  (2.47)
EXTRAORDINARY ITEMS.........................................        --      (0.44)        --
                                                              --------   --------   --------
NET LOSS....................................................  $  (1.10)  $  (1.47)  $  (2.47)
                                                              ========   ========   ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (Basic and
  Diluted)..................................................    39,922     40,246     40,500

  The accompanying notes are an integral part of these consolidated financial statements.

                    WEBLINK WIRELESS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                    TREASURY STOCK        COMMON STOCK
                                  ------------------   -------------------   ADDITIONAL                     STOCK
                                  NUMBER OF            NUMBER OF              PAID-IN     ACCUMULATED   SUBSCRIPTIONS
                                   SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL       DEFICIT      RECEIVABLE       TOTAL
                                  ---------   ------   ----------   ------   ----------   -----------   -------------   ---------
BALANCE, December 31, 1996......       --      $ --    39,804,932     $4      $225,661     $(214,688)       $(547)      $  10,430
  Common stock issued under the
     stock option/stock issuance
     plan/employee stock
     purchase plan..............       --        --       179,705     --           804            --          (45)            759
  Exercise of common stock
     warrants...................       --        --        48,300     --           157            --           --             157
  Repayment of stock
     subscriptions receivable...       --        --            --     --            --            --          100             100
  Net loss......................       --        --            --     --            --       (43,887)          --         (43,887)
                                    -----      ----    ----------     --      --------     ---------        -----       ---------
BALANCE, December 31, 1997......       --        --    40,032,937      4       226,622      (258,575)        (492)        (32,441)
  Common stock issued under the
     stock option/stock issuance
     plan/employee stock
     purchase plan..............       --        --       364,205     --         1,813            --         (139)          1,674
  Exercise of common stock
     warrants...................       --        --         1,150     --             3            --           --               3
  Repayment of stock
     subscriptions receivable...       --        --            --     --            --            --           58              58
  Net loss......................       --        --            --     --            --       (59,316)          --         (59,316)
                                    -----      ----    ----------     --      --------     ---------        -----       ---------
BALANCE, December 31, 1998......       --        --    40,398,292      4       228,438      (317,891)        (573)        (90,022)
  Common stock issued under the
     stock option/stock issuance
     plan/employee stock
     purchase plan..............       --        --       291,500     --         1,397            --           (6)          1,391
  Exercise of common stock
     warrants...................       --        --        81,063     --            --            --           --              --
  Repayment of stock
     subscriptions receivable
     and purchase of treasury
     stock......................    8,000       (68)        1,412     --            12            --          114              58
  Net loss......................       --        --            --     --            --       (99,867)          --         (99,867)
                                    -----      ----    ----------     --      --------     ---------        -----       ---------
BALANCE, December 31, 1999......    8,000      $(68)   40,772,267     $4      $229,847     $(417,758)       $(465)      $(188,440)
                                    =====      ====    ==========     ==      ========     =========        =====       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    WEBLINK WIRELESS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1997       1998        1999
                                                              --------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(43,887)  $ (59,316)  $(99,867)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Extraordinary items.....................................        --      17,606         --
    Depreciation and amortization...........................    29,852      43,420     78,147
    Provision for bad debts.................................    10,910      11,130      7,565
    Loss on sale of property and equipment..................        --          --        192
    Accretion of discount on Senior Discount Notes..........    35,431      40,284     58,964
    Amortization of deferred debt issuance costs............       846       2,489      1,911
    Changes in certain assets and liabilities:
      (Increase) decrease in accounts receivable............   (38,717)     12,021     (8,699)
      Decrease (increase) in inventories....................     6,343      (1,388)       806
      (Increase) decrease in other current assets...........    (6,363)     (2,028)     2,934
      Decrease (increase) in other assets...................     3,105        (543)       117
      Increase (decrease) in accounts payable...............     4,823      10,694    (16,785)
      Increase (decrease) in deferred revenue...............    26,422       4,043     (2,676)
      Increase (decrease) in other current liabilities......     8,470      (2,820)     1,475
                                                              --------   ---------   --------
        Net cash provided by operating activities...........    37,235      75,592     24,084
                                                              --------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................   (67,506)   (168,546)   (45,736)
  Proceeds from the sale of property and equipment..........        --          --        106
  Purchase of short-term investments........................        --      (1,000)        --
  Sale of short term investments............................        --          --      1,000
  Other.....................................................      (992)        801        (52)
                                                              --------   ---------   --------
        Net cash used in investing activities...............   (68,498)   (168,745)   (44,682)
                                                              --------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock under the stock
    option/stock issuance plan/ employee stock purchase
    plan....................................................       759       1,674      1,391
  Retirement of 12 1/4% Senior Discount Notes...............        --    (130,689)        --
  Proceeds from issuance of 11 1/4% Senior Subordinated
    Discount Notes..........................................        --     249,700         --
  Offering Costs related to issuance of 11 1/4% Senior
    Subordinated Discount Notes and retirement of 12 1/4%
    Senior Discount Notes...................................        --     (12,158)        --
  Borrowings under Revolving Credit Agreement/Credit
    Facility................................................     3,000          --     25,000
  Payments under Revolving Credit Agreement.................    (3,000)         --         --
  Costs related to renegotiation of credit agreement with
    Banker's Trust Company and Morgan Stanley Senior
    Funding, Inc. ..........................................        --          --     (3,202)
  Borrowings from vendor financing arrangements.............    17,053      15,097        539
  Payments on vendor financing arrangements.................    (1,072)    (21,393)   (10,224)
  Other.....................................................       257          61         58
                                                              --------   ---------   --------
        Net cash provided by financing activities...........    16,997     102,292     13,562
                                                              --------   ---------   --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........   (14,266)      9,139     (7,036)
CASH AND CASH EQUIVALENTS, beginning of period..............    22,603       8,337     17,476
                                                              --------   ---------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $  8,337   $  17,476   $ 10,440
                                                              ========   =========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................  $  1,306   $     969   $  3,046
    Income taxes............................................  $     --   $      --   $     --

  The accompanying notes are an integral part of these consolidated financial statements.

                    WEBLINK WIRELESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

     PageMart, Inc. ("PageMart") was incorporated as a Delaware corporation on May 8, 1989, to provide wireless messaging products and services. In January 1995, PageMart effected a corporate reorganization pursuant to which PageMart Nationwide, Inc., a Delaware corporation, became the holding company parent of PageMart. In December 1995, the name of PageMart Nationwide, Inc. was changed to PageMart Wireless, Inc. ("Wireless"). On January 28, 1998, PageMart was merged into Wireless with Wireless as the surviving corporation. On December 1, 1999, the name of Wireless was changed to WebLink Wireless, Inc. ("WebLink"). WebLink and its subsidiaries are referred to herein as the "Company." The consolidated financial statements of the Company include the accounts of PageMart PCS, Inc., PageMart II, Inc., PageMart Operations, Inc., WebLink International, Inc. and certain other direct and indirect subsidiaries of WebLink. Each of these companies is a wholly-owned subsidiary of WebLink. PageMart PCS, Inc. holds certain narrowband personal communications services licenses. PageMart II, Inc. and PageMart Operations, Inc. hold certain Federal Communications Commission ("FCC") licenses. At December 31, 1999, WebLink International, Inc. held certain investments in an international operation in Canada (see Note 19). Other than these licenses and international investments, the subsidiaries of WebLink have no significant assets or liabilities.

     The Company has incurred substantial losses from consolidated operations since inception and is highly leveraged. Although operating income was reported in 1998, the Company reported operating losses in 1999 and management expects to continue to incur consolidated operating losses in 2000. In the third quarter of 1997, the Company began generating operating profits in its Traditional Paging Division and management expects the Traditional Paging Division to continue generating operating profits in 2000. The Company's consolidated operating losses are driven by its investments in its new wireless data capabilities and the associated investment in the growth of its subscriber base for such services. The Company's business plan calls for substantial growth in its subscriber base in order for the Company to achieve overall operating profitability.

     There can be no assurance that the Company will meet its business plan or achieve operating profitability. If the Company cannot achieve operating profitability, it may not be able to make the required payments on existing or future obligations or realize its cost in developing the wireless data network.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of WebLink and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

     The Company includes as cash and cash equivalents cash on hand, cash in banks and highly liquid investments with original maturities of three months or less.

SHORT-TERM INVESTMENTS

     The Company includes as short-term investments, investments with maturities greater than three months and less than one year.

INVENTORIES

     Inventories consist of subscriber devices held for resale and are stated at the lower of cost or market. Cost is determined by using the average cost method, which approximates the first-in, first-out method. The Company purchases a majority of its subscriber devices from Motorola, Inc.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and depreciated using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes over estimated useful lives ranging from three to seven years. Depreciation expense totaled approximately $28,690,000, $42,541,000 and $74,021,000 for 1997, 1998 and 1999, respectively. The Company purchases a majority of its network equipment from Motorola, Inc. and Glenayre Technologies, Inc. Maintenance and repair costs are charged to expense as incurred.

     Property and equipment consisted of the following (in thousands):

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998        1999
                                                              ---------   ---------
Network equipment...........................................  $ 306,503   $ 339,430
Computer equipment..........................................     65,273      75,414
Furniture and equipment.....................................     18,729      19,686
                                                              ---------   ---------
                                                                390,505     434,530
Less: Accumulated depreciation..............................   (116,326)   (188,934)
                                                              ---------   ---------
                                                              $ 274,179   $ 245,596
                                                              =========   =========

REVENUE RECOGNITION

     The Company recognizes equipment revenue upon the shipment of subscriber devices adjusted by allowances for normal returns. Recurring revenues, including revenue from airtime charges and fees for other services such as voice mail, customized coverage options and toll-free numbers, are recognized in the month in which the service is provided. All expenses related to the sale of equipment are recognized at the time of sale. Deferred revenue represents advance billings for services not yet performed. Such revenue is deferred and recognized in the month in which the service is provided. Patent licensing revenues are recognized on a straight-line basis over the period of benefit (see Note 9). Patent licensing revenues of $4,596,000 are included in recurring revenues in fiscal years 1997 and 1998 and $285,000 in 1999.

ADVERTISING EXPENSES

     Advertising expenses are expensed as incurred.

EARNINGS PER SHARE

     Net loss per share amounts as reflected on the statements of operations are based upon the weighted average number of common shares outstanding.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaces the primary earnings per share calculation with a basic earnings per share calculation and modifies the calculation of diluted earnings per share. The Company adopted SFAS 128 for the fiscal year ended December 31, 1997; its adoption has not affected the calculation of earnings per share for the Company.

     Under the provisions of SFAS 128, dilutive securities are excluded from the calculation of earnings per share when there is a net loss because their inclusion would be anti-dilutive. The securities listed below were not included in the computation of diluted loss per share, since the effect from the conversion would be anti-dilutive.

                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      1997           1998           1999
                                                  ------------   ------------   ------------
Stock Options...................................   4,300,496      5,700,971      6,190,848
Warrants........................................     786,348        785,198        640,758
                                                   ---------      ---------      ---------
                                                   5,086,844      6,486,169      6,831,606
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

ACCOUNTING FOR LONG-LIVED ASSETS

     In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of " ("SFAS 121"). SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires that those assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. SFAS 121 requires that those assets to be disposed of be reported at the lower of the carrying amount or the fair value less cost to sell. The Company adopted SFAS 121 for 1996; its adoption did not affect the Company's results of operations for 1997, 1998 and 1999. The Company will continue to evaluate the effect of SFAS 121 in subsequent periods.

3. NARROWBAND PERSONAL COMMUNICATIONS SERVICES LICENSES

     During July and December 1994, the Company participated in auctions of Narrowband Personal Communications Services ("NPCS") licenses conducted by the FCC. As a result of the auctions, the Company was awarded two nationwide NPCS licenses for a total purchase price of approximately $133 million. Amortization of the NPCS licenses commenced in 1998 for those markets placed in service. The NPCS licenses are amortized over a period of 40 years. Amortization expense for 1997, 1998 and 1999 were $0, $510,000 and $3,327,000, respectively.

4. CAPITALIZED INTEREST

     In accordance with the FASB Statement No. 34, "Capitalization of Interest Cost", the Company capitalizes interest on certain qualifying assets during the construction period. Interest costs attributable to the construction of the Company's wireless data network of $11.4 million was capitalized for 1998. The Company did not capitalize any interest costs for 1997 or 1999.

5. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     Effective November 15, 1995, WebLink International, Inc. (formerly PageMart International, Inc.) purchased 200,000 shares of common stock of PageMart Canada Limited ("PageMart Canada") which represents 20% of the ownership of PageMart Canada. The remaining 800,000 shares is held by PageMart Canada Holding Corporation ("Canada Holding"). Canada Holding is owned 50% (1,000,000 shares of Class A Common Stock) by third-party Canadian investors unrelated to PageMart and 50% (1,000,000 shares of Class B Common Stock) by WebLink International, Inc. The common shares have identical economic rights. However, voting control of Canada Holding is held by the Class A Common Stockholders as the Class A shares have two votes per share. The Company accounts for its investments in PageMart Canada and Canada Holding under the equity method. Such investments are included in Other Current Assets in the Consolidated Balance Sheets.

     The Agreement Among Stockholders of PageMart Canada, dated July 28, 1995 (the "Agreement Among Stockholders") contains provisions which restrict the transfer of Canada Holding shares and PageMart Canada shares for periods ranging from three to five years. During the two years following the third anniversary of the transactions, the third-party Canadian investors may exchange the 1,000,000 Class A common shares they hold in Canada Holding for 714,286 shares of voting common stock of WebLink, subject to certain United States and Canadian ownership requirements. WebLink is ultimately responsible for effectuating the exchange within the United States and Canadian ownership regulations. Such exchange may be accelerated in the event WebLink enters into an agreement to be acquired. After the third anniversary of the transactions, WebLink will have the right to purchase the shares held by the third-party Canadian investors at their fair market value provided regulatory ownership requirements permit such purchase.

     On November 26, 1998, the Company received notification from the third party Canadian investor, which represents the controlling shareholder interest in PageMart Canada, of its intent to exchange its 1,000,000 shares of Class A Common Stock in Canada Holding for shares of WebLink (pursuant to its rights contained in the Agreement Among Stockholders. The Agreement Among Stockholders permits the Company to find a replacement for the Canadian investors in order to comply with Canadian regulations governing ownership of Canadian paging licenses. See Note 19 Subsequent Events.

6. OTHER CURRENT ASSETS

     Other current assets consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1999
                                                              -------   ------
Prepaid assets..............................................  $ 5,138   $4,897
Canada investment...........................................    1,790    2,625
Patent agreements...........................................    3,423       --
Other current assets........................................      240      135
                                                              -------   ------
                                                              $10,591   $7,657
                                                              =======   ======

7. OTHER CURRENT LIABILITIES

     Other current liabilities consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1999
                                                              -------   -------
Accrued payroll and employee benefits.......................  $ 6,572   $ 9,642
Accrued taxes...............................................    6,829     8,277
Other current liabilities...................................    9,896     6,853
                                                              -------   -------
                                                              $23,297   $24,772
                                                              =======   =======

8. LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
15% Senior Discount Exchange Notes, face amount $207,270 due
  February 1, 2005, at accreted value.......................  $177,270   $204,858
11 1/4% Senior Subordinated Discount Exchange Notes, face
  amount $432,000 due February 1, 2008, at accreted value...   276,362    308,327
Vendor Financing Arrangement of $30 million, bearing
  interest at the sum of 7.00% and LIBOR for three month
  maturities, or 4.25% and the U.S. prime rate..............     9,685         --
Credit Facility of $100 million, bearing interest at the sum
  of the U.S. prime rate and 2.75% or LIBOR and 3.75%.......        --     25,000
                                                              --------   --------
          Total debt........................................   463,317    538,185
          Less: Current maturities..........................    (1,238)        --
                                                              --------   --------
          Long-term debt....................................  $462,079   $538,185
                                                              ========   ========

     On January 28, 1998, the Company received approximately $249.7 million in gross proceeds from the sale of its 11 1/4% Senior Subordinated Discount Notes due 2008 (the "Offering"). Simultaneously with the closing of the Offering, the Company refinanced certain of its outstanding indebtedness and modified its corporate structure (the "Refinancing"). The Refinancing consisted of: (i) purchasing all of the Company's outstanding

12 1/4% Senior Discount Notes due 2003 (the "12 1/4% Notes"); (ii) amending certain terms of the covenants and agreements in the indenture relating to the Company's 15% Senior Discount Notes due 2005; and (iii) merging PageMart, Inc. into WebLink (formerly known as PageMart Wireless, Inc.), with WebLink as the surviving corporation.

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

     The 11 1/4% Senior Subordinated Discount Notes due 2008 (the "11 1/4% Notes") have a principal amount at maturity of $432.0 million with an initial accreted value of $249.7 million. The 11 1/4% Notes mature on February 1, 2008. From and after August 1, 2003, interest on the 11 1/4% Notes will be paid semiannually in cash. The 11 1/4% Notes are redeemable at any time on or after February 1, 2003, at the option of the Company in whole or in part, at 105.625% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100% of their principal amount at maturity plus accrued interest on and after February 1, 2006. In addition, at any time prior to February 1, 2001, up to 35% of the accreted value of the 11 1/4% Notes may be redeemed at a redemption price of 111.25% of their accreted value on the redemption date at the option of the Company in connection with a public offering of its common stock, provided that at least $280.8 million aggregate principal amount at maturity of the 11 1/4% Notes remains outstanding after each redemption.

     In April 1998, the Company commenced an exchange offer pursuant to an effective registration statement whereby all outstanding 11 1/4% Notes were exchanged for the Company's 11 1/4% Senior Subordinated Discount Exchange Notes due 2008 (the "11 1/4% Exchange Notes"). The terms and conditions of the 11 1/4% Exchange Notes are equivalent to the 11 1/4% Notes in all material respects.

     In January 1995, the Company completed an offering of 15% Senior Discount Notes due 2005 and 725,445 shares of non-voting common stock, par value $.0001 per share (the "Unit Offering"). Net proceeds from the Unit Offering were approximately $100 million, of which approximately $5.1 million was allocated to the non-voting common stock. The 15% Senior Discount Notes due 2005 (the "15% Notes") have a principal amount at maturity of $207.3 million with an initial accreted value of $100 million. The 15% Notes mature on February 1, 2005. From and after August 1, 2000, interest on the 15% Notes will be payable semiannually in cash. Management expects to fund the August 2000 and February 2001 payments from operating cash flow and amounts available from the Credit Facility (defined below). The 15% Notes are redeemable at any time on or after February 1, 2000, at the option of the Company in whole or in part, at 105% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100% of their principal amount at maturity plus accrued interest on and after February 1, 2002.

     In June 1995, the Company commenced an exchange offer pursuant to an effective registration statement whereby all outstanding 15% Notes were exchanged for the Company's 15% Senior Discount Exchange Notes due 2005 (the "15% Exchange Notes"). The terms and conditions of the 15% Exchange Notes are equivalent to the 15% Notes in all material respects.

     In March 1999, the Company entered into a four-year credit agreement with Bankers Trust Company and Morgan Stanley Senior Funding, Inc. which provides for a $100 million credit facility (the "Credit Facility"). The Credit Facility replaced the $50 million revolving line of credit the Company established on May 11, 1995 with BT Commercial Corporation, as Agent, and Bankers Trust Company, as issuing bank which was simultaneously terminated. The Credit Facility provides for $75 million of multi-draw term loans (the "Term Loans") and $25 million of revolving loans. On March 24, 1999, the Company borrowed $25 million in Term Loans, of which approximately $12 million of the initial borrowing was used to repay amounts outstanding under the Vendor Financing Arrangement and to fund the fees and expenses of the Credit Facility. As of December 31, 1999, total availability under the Credit Facility was $75 million, of which $25 million was outstanding in the form of Term Loans. Further availability of the Credit Facility above the current $75 million is based on the Company's achievement of certain minimum targets for advanced messaging subscriber units in service. The Credit Facility bears interest at the U.S. prime rate plus 2.75% or at the London Interbank Offering Rate ("LIBOR") plus 3.75%. The weighted average interest rate on the amounts borrowed for the period from March 24, 1999 to December 31, 1999 was 9.6%.

     The 11 1/4% Exchange Notes, the 15% Exchange Notes and the Credit Facility carry certain covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, create liens, sell assets, engage in mergers and consolidations, and enter into transactions with any holder of 5% or more of any capital stock of the Company or any of its affiliates. In addition, the Credit Facility also requires the Company to maintain certain operating and financial performance measures and limits the ability of the Company to make capital expenditures. The Company was in compliance with all such covenants at December 31, 1999.

     In March 1997, the Company entered into a vendor financing arrangement with an infrastructure vendor (the "Vendor Financing Arrangement"), providing for the financing of infrastructure equipment over a period of 60 months up to a maximum aggregate amount of $30 million. Borrowings under the Vendor Financing Arrangement are secured by the equipment purchased. The interest rate applicable to such financing is equal to the sum of 7.00% and LIBOR for three-month maturities as published in The Wall Street Journal or the sum of 4.25% and the U.S. prime rate of interest as published in The Wall Street Journal. The weighted average interest rate for borrowings outstanding during the three months ended March 31, 1999 was 12.54%. During the first quarter ended March 31, 1998, the Company modified the agreement to provide $30 million of available financing, in aggregate, during the period from September 1, 1998 through December 31, 2000. As of December 31, 1999, the Company had no borrowings outstanding.

     Maturities of long-term debt, at accreted value, and amounts outstanding under the Vendor Financing Agreement are as follows (in thousands):

                    FOR THE YEAR ENDING
                        DECEMBER 31,
                    -------------------
     2000...................................................   $     --
     2001...................................................         --
     2002...................................................         --
     2003...................................................     25,000
     2004...................................................         --
     Thereafter.............................................    513,185
                                                               --------
                                                               $538,185
                                                               ========

9. COMMITMENTS AND CONTINGENCIES

     The Company has entered into various operating lease agreements for office space, office equipment and transmission equipment sites. Total rent expense for 1997, 1998 and 1999 was approximately $18,379,000, $26,749,000 and $32,377,000 respectively.

     Future minimum lease payments related to the Company's operating leases are as follows (in thousands):

                    FOR THE YEAR ENDING                        OPERATING
                        DECEMBER 31,                            LEASES
                    -------------------                        ---------
     2000...................................................   $ 26,424
     2001...................................................     22,502
     2002...................................................     19,193
     2003...................................................     12,617
     2004...................................................      5,981
     Thereafter.............................................     13,621
                                                               --------
                                                               $100,338
                                                               ========

     The Company is party to various legal proceedings, claims and disputes arising out of the ordinary course of business. The Company believes, based on the advice of legal counsel, that there is no proceeding, either threatened or pending, against the Company that could result in a material adverse effect on the results of operations or financial condition of the Company.

     In December 1995, the Company transferred certain intellectual property to Motorola in exchange for certain benefits which were recognized over the period of benefit. The Company also committed to purchase $40 million in network infrastructure equipment over a forty-seven month period as part of this transaction (see Note 2). The agreement has been amended to extend the commitment to June 30, 2001 and include wireless data subscriber devices. Through December 31, 1999, the Company had purchased $36.7 million of network infrastructure under this purchase commitment.

10. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1998 and 1999, are as follows (in thousands):

                                              DECEMBER 31, 1998     DECEMBER 31, 1999
                                             -------------------   -------------------
                                             CARRYING     FAIR     CARRYING     FAIR
                                              AMOUNT     VALUE      AMOUNT     VALUE
                                             --------   --------   --------   --------
Cash and cash equivalents..................  $ 17,476   $ 17,476   $ 10,440   $ 10,440
Long-term debt.............................  $463,317   $381,157   $538,185   $349,871

11. STOCKHOLDERS' (DEFICIT) EQUITY

PREFERRED STOCK

     Under the Company's Certificate of Incorporation, the Board of Directors has the power to authorize the issuance of one or more classes or series of preferred stock and to fix the designations, powers, preferences and relative, participating, optional or other rights, if any, and the qualifications, limitations or restrictions thereof, if any. At December 31, 1998 and 1999, 10 million shares of preferred stock were authorized with a par value of $.0001; none were issued and outstanding.

COMMON STOCK

     In October 1993 in connection with issuance of the 12 1/4% Notes (see Note
8), the Company issued warrants to purchase 627,900 shares of its common stock for $3.26 per share. The warrants were valued at $5.50 per share at the date issued. The warrants may be exercised at any time prior to December 31, 2003 or they expire. As of December 31, 1999, 434,010 of the warrants were outstanding.

     In October 1995, the Company's Certificate of Incorporation was amended (the "Amended Certificate") and at that time the Amended and Restated Agreement Among Certain Stockholders of PageMart Nationwide, Inc. dated September 19, 1995 (as subsequently amended, the "Stockholders Agreement"), became effective. The Amended Certificate provides that the Company will have four classes of outstanding common stock, summarized as follows:

                                                 SHARES ISSUED          SHARES OUTSTANDING
                                            -----------------------   -----------------------
                                                 DECEMBER 31,              DECEMBER 31,
                                 SHARES     -----------------------   -----------------------
                               AUTHORIZED      1998         1999         1998         1999
                               ----------   ----------   ----------   ----------   ----------
Class A Convertible Common
  Stock, $.0001 par value per
  share (the "Class A Common
  Stock")....................  60,000,000   34,536,512   36,017,082   34,536,512   36,009,082
Class B Convertible
  Non-Voting Common Stock,
  $.0001 par value per share
  (the "Class B Common
  Stock")....................  12,000,000    3,809,363    3,809,363    3,809,363    3,809,363
Class C Convertible
  Non-Voting Common Stock,
  $.0001 par value per share
  (the "Class C Common
  Stock")....................   2,000,000    1,428,472      728,472    1,428,472      728,472
Class D Convertible
  Non-Voting Common Stock,
  $.0001 par value per share
  (the "Class D Common
  Stock")....................   1,000,000      623,945      217,350      623,945      217,350
                               ----------   ----------   ----------   ----------   ----------
                               75,000,000   40,398,292   40,772,267   40,398,292   40,764,267
                               ==========   ==========   ==========   ==========   ==========

     Upon filing of the Amended Certificate, all shares of previously outstanding voting common stock were automatically converted into shares of Class A Common Stock, and all shares of previously outstanding non-voting common stock issued in the Unit Offering were converted into shares of Class D Common Stock. Additionally, pursuant to the Stockholders' Agreement, a number of shares of Class A Common Stock owned by certain institutional investors were automatically converted into shares of Class B Common Stock and Class C Common Stock.

     Classes A, B and C Common Stock are convertible by certain institutional investors subject to voting control and regulatory restrictions at any time at the option of the holder, in accordance with the terms of the Amended Certificate. Class A Common Stock is convertible by certain holders into either Class B or C Common Stock. Classes B, C and D Common Stock are convertible to Class A Common Stock.

     The Stockholders' Agreement provides that the parties thereto ("Holders") shall collectively have the right to "demand" registrations at any time. Pursuant to these "demand" rights, Holders of common stock (the "Registrable Securities") may request in writing that the Company file a registration statement under the Securities Act of 1933, as amended, covering the registration of a number of shares equal to at least three million shares or a lesser number if such number represents a majority of the Registrable Securities then outstanding.

     On March 20, 1995, the Company granted to a strategic partner warrants to purchase a total of 206,748 shares of the Company's common stock at an exercise price of $10.00, all of which are outstanding at December 31, 1999. The warrants may be exercised in whole or in part starting on March 20, 1997 and expire on March 21, 2005.

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

     Following is a schedule of common stock reserved at December 31, 1999:

                                                               SHARES
                                                              ---------
Exercise of common stock warrants...........................    640,758
Exchange of Canada Holding shares...........................    714,286
Stock option................................................  7,903,069
Employee Stock Purchase Plan................................    354,263
Non-Employee/Director Stock Option Plan.....................    100,000
                                                              ---------
                                                              9,712,376
                                                              =========

TREASURY STOCK

     In 1999, the Company purchased 8,000 shares of common stock for $68,000. These shares may be reissued by the Company.

12. STOCK OPTION/STOCK ISSUANCE/STOCK PURCHASE PLANS

                            STOCK COMPENSATION PLANS

     At December 31, 1999, the Company had three stock-based compensation plans: the Fifth Amended and Restated 1991 Stock Option Plan ("1991 Plan"), the 1996 Nonqualified Formula Stock Option Plan for Non-Employee Directors ("Directors Plan"), and the Employee Stock Purchase Plan. The Company applies Accounting Principles Board Opinion 25 and related Interpretations to account for expenses related to its plans. Accordingly, no compensation costs have been recognized for its fixed option plans or its employee stock purchase plan. If compensation costs for these plans had been determined based on the fair value at the grant dates for awards under the plans consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                         1997       1998       1999
                                                       --------   --------   ---------
Net loss (in 000's)....................  As reported   $(43,887)  $(59,316)  $ (99,867)
                                         Pro forma      (46,568)   (62,446)   (104,722)
Basic and diluted loss per share.......  As reported   $  (1.10)  $  (1.47)  $   (2.47)
                                         Pro forma        (1.17)     (1.55)      (2.59)

                            FIXED STOCK OPTION PLANS

     The Company has two fixed stock option plans. Under the 1991 Plan, the Company may grant options to its employees for up to 9,500,000 shares of Class A Common Stock. Under the Directors Plan, the Company may grant options to its non-employee directors for up to 100,000 shares of common stock. Under both plans, the exercise price of each option equals the market price of the Company's stock at the close of the market on the date of grant and an option's maximum term is 10 years. Options are granted at various times during the year and generally vest over five years under the 1991 Plan and over three years under the Directors Plan. Both plans are administered by the Compensation Committee of the Board of Directors.

     Under the provisions of Third Amended and Restated 1991 Stock Issuance Plan, the Company may also issue common stock to employees; however, any shares issued reduce, on a share-for-share basis, the number of shares issuable under the 1991 Plan. The stock vests over a period not to exceed forty-eight months. Additional vesting occurs upon death or disability. Upon the termination of an officer, the Company can repurchase the unvested stock at cost. Under the Plan, the Company issued 300,000 shares to an officer during 1992 at $0.326 per share. All awards under the Plan have been made at a price at or above the estimated fair value of the Company's common stock at the date of grant.

     The pro forma net loss and loss per share amounts disclosed above reflect the SFAS 123 adjustment for pro forma compensation cost for the fair value of each option grant, which was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                              1997   1998   1999
                                                              ----   ----   ----
1991 PLAN:
  Dividend yield............................................    --     --     --
  Expected volatility.......................................  47.3%  48.2%  73.0%
  Average risk-free interest rate...........................   6.3%   5.1%   5.7%
  Expected term in years....................................   8.7    8.1    8.1
DIRECTORS PLAN:
  Dividend yield............................................    --     --     --
  Expected volatility.......................................  40.0%  48.2%  73.0%
  Average risk-free interest rate...........................   6.7%   4.5%   5.3%
  Expected term in years....................................   8.2   10.0   10.0

     A summary of the status of the Company's 1991 Plan and Directors Plan as of December 31, 1997, 1998 and 1999 and changes during those years is presented below:

                                   1991 PLAN

                                        1997                1998                1999
                                  -----------------   -----------------   -----------------
                                           WEIGHTED            WEIGHTED            WEIGHTED
                                           AVERAGE             AVERAGE             AVERAGE
                                  SHARES   EXERCISE   SHARES   EXERCISE   SHARES   EXERCISE
                                  (000)     PRICE     (000)     PRICE     (000)     PRICE
                                  ------   --------   ------   --------   ------   --------
Outstanding at beginning of
  year..........................   3,473    $7.09     4,276     $7.12      5,651    $7.30
Granted.........................   2,502     8.36     2,277      7.61      1,869     5.60
Exercised.......................    (135)    4.19      (329)     4.86       (257)    4.62
Forfeited.......................  (1,564)    9.28      (573)     8.57     (1,147)    7.40
                                  ------              -----               ------
Outstanding at end of year......   4,276    $7.12     5,651     $7.30      6,116    $6.87
                                  ======              =====               ======
Options exercisable at
  year-end......................   1,502    $5.26     1,892     $6.19      2,303    $6.84
                                  ======              =====               ======
Weighted-average fair value of
  options granted during the
  year..........................            $4.74               $4.68               $4.28
                                            =====               =====               =====

                                 DIRECTORS PLAN

                                         1997                1998                1999
                                   -----------------   -----------------   -----------------
                                            WEIGHTED            WEIGHTED            WEIGHTED
                                            AVERAGE             AVERAGE             AVERAGE
                                   SHARES   EXERCISE   SHARES   EXERCISE   SHARES   EXERCISE
                                   (000)     PRICE     (000)     PRICE     (000)     PRICE
                                   ------   --------   ------   --------   ------   --------
Outstanding at beginning of
  year...........................    25      $12.00      25      $12.00      50      $ 9.03
Granted..........................    --          --      25        6.05      25        4.44
Exercised........................    --          --      --          --      --          --
Forfeited........................    --          --      --          --      --          --
                                     --                  --                  --
Outstanding at end of year.......    25      $12.00      50      $ 9.03      75      $ 7.50
                                     ==                  ==                  ==
Options exercisable at
  year-end.......................    15      $12.00      23      $12.00      42      $ 9.38
                                     ==                  ==                  ==
Weighted-average fair value of
  options granted during the
  year...........................            $   --              $ 3.93              $ 3.60
                                             ======              ======              ======

     The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                               OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                 -----------------------------------------------   ----------------------------
                   NUMBER       WEIGHTED-AVG.                        NUMBER
RANGE OF         OUTSTANDING      REMAINING       WEIGHTED-AVG.    EXERCISABLE   WEIGHTED-AVG.
EXERCISE PRICES  AT 12/31/99   CONTRACTUAL LIFE   EXERCISE PRICE   AT 12/31/99   EXERCISE PRICE
---------------  -----------   ----------------   --------------   -----------   --------------
1991 PLAN
$ 0.00 to  2.00      61,100          2.4              $ 0.94           61,100        $ 0.94
  2.01 to  4.00     289,500          3.4                3.26          289,500          3.26
  4.01 to  6.00   1,285,200          9.5                5.16           46,940          5.59
  6.01 to  8.00   2,851,556          7.3                6.63        1,377,635          6.82
  8.01 to 10.00   1,618,842          8.1                9.50          521,304          9.65
 10.01 to 12.00       9,650          6.4               10.81            6,788         10.82
DIRECTORS PLAN
$ 0.00 to 12.00      75,000          8.1              $ 7.50           41,665        $ 9.38

                          EMPLOYEE STOCK PURCHASE PLAN

     Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 500,000 shares of common stock to its eligible employees. Under terms of the Plan, employees can choose on January 1 and July 1 of each year to have a portion of their earnings not to exceed $25,000 of market value per year withheld to purchase the Company's common stock. The purchase price of the stock is 90 percent of the lower of the market price on the grant date or the market price on the June 30 or December 31 immediately following the grant date of an option. Under the Plan, the Company sold 44,616 shares to employees in 1997, 35,052 shares in 1998 and 34,794 shares in 1999. The weighted-average fair value of the purchased rights granted in 1997 was $1.65, $2.06 in 1998 and $1.97 in 1999. The pro forma net loss and loss per share amounts disclosed above reflect the SFAS 123 adjustment for pro forma compensation cost for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions:

                                                              1997   1998   1999
                                                              ----   ----   ----
EMPLOYEE STOCK PURCHASE PLAN:
  Dividend yield............................................    --     --     --
  Expected volatility.......................................  47.3%  48.2%  73.0%
  Average risk-free interest rate...........................   5.4%   5.4%   5.3%
  Expected term in years....................................   0.5    0.5    0.5

13. FEDERAL INCOME TAXES

     Effective January 1, 1993, the Company adopted the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events which have been recognized in the Company's financial statements. The Company had approximately $256.0 million of net operating loss carryforwards for federal income tax purposes at December 31, 1999. The net operating loss carryforwards will expire in the years 2004 through 2019 if not previously utilized. The utilization of these carryforwards is subject to certain limitations. Of the net operating loss carryforwards at December 31, 1999, management has estimated that approximately $38.9 million is subject to an annual utilization limit of $4.8 million.

     In connection with the adoption of SFAS 109, the Company has recorded a valuation reserve equal to its net deferred tax asset at each reporting period as management believes that it is more likely than not that such asset will not be realized, due to historical and anticipated future operating losses. Accordingly, the adoption of SFAS 109 did not have an effect on the Company's financial position or results of operations. Management will evaluate the appropriateness of the reserve in the future.

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

                                                    DECEMBER 31,              DECEMBER 31,
                                                        1998        CHANGE        1999
                                                    ------------   --------   ------------
Gross deferred tax asset:
  Net operating loss carryforwards................   $  75,668     $ 11,356    $  87,024
  Bad debt reserve................................         478        4,027        4,505
  Inventory reserve...............................         (61)       3,175        3,114
  Accretion of Senior Discount Notes..............      49,241        6,758       55,999
  Other...........................................       1,259          865        2,124
                                                     ---------     --------    ---------
                                                       126,585       26,181      152,766
Gross deferred tax liability:
  Depreciation....................................      (4,094)       7,625        3,531
                                                     ---------     --------    ---------
                                                       122,491       33,806      156,297
     Valuation allowance..........................    (122,491)     (33,806)    (156,297)
                                                     ---------     --------    ---------
     Net deferred tax asset.......................   $      --     $     --    $      --
                                                     =========     ========    =========

14. EXTRAORDINARY ITEMS

     In connection with the Refinancing (as discussed in Note 8), the Company incurred an extraordinary charge of approximately $13.8 million in the first quarter of 1998 related to the early retirement of debt.

     On May 19, 1998, the Company and many other paging companies experienced an unprecedented interruption of service when the PanAmSat Galaxy IV communications satellite, on which the Company leased capacity, ceased to communicate with paging uplink stations throughout the United States. Management believes that this is the first event of its kind to affect the paging industry in the 35-year history of satellite telecommunications. This event occurred when the satellite's onboard control system and a back-up control system failed and PanAmSat technicians were unable to restore the satellite's proper orientation toward Earth. The Company initiated its recovery plan by re-orienting its satellite links to its back-up satellites. To do so, the Company realigned satellite dish antennas on each of its approximately 2,000 transmission sites to receive the back-up satellites' signals. Although the satellite failure was beyond the Company's control, the Company provided its customers with a two-day airtime credit to compensate them for the period when they were unable to receive messages. The Company incurred $3.8 million of costs (including the airtime credit) during the three months ended June 30, 1998, which it recorded as an extraordinary charge.

15. START-UP COSTS

     In April, 1998, the AICPA (AcSEC -- Accounting Standards Executive Committee) issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). The intent of SOP 98-5 is to have all companies account for start-up costs consistently. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The initial application of SOP 98-5 is reported as the cumulative effect of change in accounting principle as described in Accounting Principles Board Opinion No. 20, "Accounting Changes". The Company has not capitalized "start-up" costs as defined by SOP 98-5. Therefore, the adoption of SOP 98-5 had no effect on the Company's financial statements.

16. COMPREHENSIVE INCOME (LOSS)

     In January 1998, the Company adopted the FASB Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components within the financial statements. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income components are immaterial for 1998 and 1999 and, therefore, the same as net income for both periods.

17. RELATED-PARTY TRANSACTIONS

     In connection with the Unit Offering completed in 1995 (see Note 8), the Company incurred $3.8 million in fees to an affiliate of a shareholder. In addition, an affiliate of a shareholder acted as an underwriter of the Company's initial public offering in June 1996 and received $2.0 million in compensation in the form of an underwriter's discount. An affiliate of a shareholder also acted as placement agent for the 11 1/4% Notes offering and received compensation from the Company in the amount of $8.1 million for acting in such capacity. An affiliate of the Company received $1.1 million in syndication fees associated with the issuance of the Credit Facility in 1999.

     As of December 31, 1999, the chairman and certain other officers of the Company are indebted to the Company in the aggregate amount of $464,782 under promissory notes issued in connection with the purchase of the Company's common stock (the "Notes"). The Notes have terms ranging from three to four years and are secured by common stock owned by the officers. The Notes bear interest at the Applicable Federal Rate in effect on the date of issuance as published by the Internal Revenue Service, ranging from 4.57% to 5.84%. Interest is due and payable annually beginning on the first anniversary of the date of each Note. All Notes are included in Stock Subscriptions Receivable in the Consolidated Balance Sheets.

18. SEGMENT REPORTING

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes accounting standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS 131 in 1998.

     The Company's reportable segments are divisions that offer different products and/or services. They are managed separately because each division requires different technology and management strategies. The Company reports segments based on these divisions as management makes operating decisions and assesses individual performances based on the performance of these segments.

     The Company has three reportable segments: Wireless Data, Traditional Paging and International. Through its Wireless Data Division, the Company has constructed and operates an advanced messaging network, which covers approximately 90% of the U.S. population, as an overlay of its one-way network. Through its Traditional Paging Division, the Company has constructed and operates a wireless messaging and communications network and provides paging and other one-way wireless messaging services to its subscribers. Through its International Division, the Company provides messaging services in selected countries on a seamless international network. The Company pursues international opportunities through foreign related entities, interests in joint venture arrangements, or network affiliation agreements between the Company and the owners of foreign networks.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies except for the allocation of debt by divisions.

     The Company has allocated proceeds from equity and debt offerings to its Wireless Data and Traditional Paging Divisions. The methodology the Company follows results in the attribution of the proceeds of each offering based on the specific capital and operating requirements of each division. Positive free cash flow (defined as earnings before interest, taxes, depreciation and amortization less capital expenditures) generated by a division is utilized to reduce its respective debt allocation. As of December 31, 1999, $72.5 million and $157.3 million of equity and $439.1 million and $99.1 million of debt have been allocated to the Wireless Data and Traditional Paging Divisions, respectively. For 1999, interest expense of $48.5 million and $16.8 million was allocated to Wireless Data and Traditional Paging Divisions, respectively.

     The following table sets forth segment financial information related to the Company's various operations (in thousands):

                                                    FISCAL YEAR ENDED DECEMBER 31, 1997
                                           -----------------------------------------------------
                                           WIRELESS   TRADITIONAL
                                             DATA       PAGING      INTERNATIONAL   CONSOLIDATED
                                           --------   -----------   -------------   ------------
Revenues.................................  $     --    $277,605        $   173        $277,778
Operating income (loss)..................      (207)     (1,887)          (497)         (2,591)
Interest expense.........................    19,820      18,679             --          38,499
Interest income..........................       436          65             --             501
Net loss.................................   (19,591)    (20,987)        (3,309)        (43,887)
EBITDA(1)................................       (16)     27,774           (497)         27,261
Total assets.............................   185,943     175,359            574         361,876
Capital expenditures.....................    35,337      32,169             --          67,506

                                                   FISCAL YEAR ENDED DECEMBER 31, 1998
                                          -----------------------------------------------------
                                          WIRELESS   TRADITIONAL
                                            DATA       PAGING      INTERNATIONAL   CONSOLIDATED
                                          --------   -----------   -------------   ------------
Revenues................................  $     96    $311,469        $    87        $311,652
Operating income (loss).................   (14,506)     17,603           (647)          2,450
Interest expense........................    25,162      18,636             --          43,798
Interest income.........................     3,145          42             --           3,187
Loss before extraordinary items.........   (37,284)       (893)        (3,533)        (41,710)
EBITDA(1)...............................    (8,691)     55,208           (647)         45,870
Total assets............................   325,118     166,766          2,171         494,055
Capital expenditures....................   128,032      40,386            128         168,546

                                                   FISCAL YEAR ENDED DECEMBER 31, 1999
                                          -----------------------------------------------------
                                          WIRELESS   TRADITIONAL
                                            DATA       PAGING      INTERNATIONAL   CONSOLIDATED
                                          --------   -----------   -------------   ------------
Revenues................................  $ 13,387    $311,181        $   597        $325,165
Operating income (loss).................   (68,938)     36,647           (469)        (32,760)
Interest expense........................    48,498      16,812             --          65,310
Interest income.........................       552          27             --             579
Net income (loss).......................  (117,068)     19,544         (2,343)        (99,867)
EBITDA(1)...............................   (33,744)     79,600           (469)         45,387
Total assets............................   324,615     124,449          2,866         451,930
Capital expenditures....................    27,666      18,070             --          45,736

---------------

(1) EBITDA represents earnings (loss) before interest, taxes, depreciation, amortization, other (income) expense and extraordinary items. EBITDA is a financial measure commonly used in the wireless data industry. EBITDA is not derived pursuant to generally accepted accounting principles ("GAAP"), and therefore should not be construed as an alternative to operating income, as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company.

19. SUBSEQUENT EVENTS

SALE OF INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     On February 1, 2000 the Company sold its investments in PageMart Canada to Bell Mobility Paging Inc. ("Bell Mobility"), a wholly-owned subsidiary of Bell Canada. The Company received cash consideration and Bell Mobility will repay certain intercompany liabilities by providing Canadian roaming credits. Based upon preliminary information, management estimates a nonrecurring gain of approximately $3 million will be recognized on this transaction. Concurrently, 714,286 shares of Class A Common Stock of the Company were issued in exchange for the 1,000,000 Class A common shares held by the third-party Canadian investors in Canada Holding (see Note 5). The terms of the sale established an exclusive 10-year network relationship with Bell Mobility as the Canadian member of the Company's international network.

ADOPTION OF FLEXIBLE INCENTIVE PLAN

     Effective January 3, 2000, the Board of Directors adopted, subject to stockholder approval, the WebLink Wireless, Inc. 2000 Flexible Incentive Plan (the "Flexible Incentive Plan"). The Flexible Incentive Plan provides for the grant of nonqualified and incentive stock options, stock appreciation rights, restricted stock, performance awards, dividend equivalent rights, phantom stock, and other awards of incentive compensation (collectively, "Awards") to individuals, partnerships, corporations, joint ventures and any other form of business organization (collectively, "Persons") who are responsible for the management, growth and financial success of the Company including, without limitation, officers, directors, employees and consultants. The purpose of the Flexible Incentive Plan is to strengthen the Company by providing eligible Persons with the opportunity to acquire a proprietary interest or increase their proprietary interest in the Company, thereby providing a means of attracting desirable employees, directors, vendors and consultants and encouraging them to remain in the service of the Company.

     Three million shares of common stock are currently reserved for issuance under the Flexible Incentive Plan, subject to adjustment in the event of a recapitalization, stock split, reverse stock split, dividend or other distribution, reorganization, merger, consolidation, or other similar corporate transaction.

     On February 10, 2000, 1,075,000 shares of phantom stock were granted under the Flexible Incentive Plan with a three year vesting period. Based on the closing market price of $23.813 reported on the Nasdaq on February 10, 2000, these grants have an aggregate market value of $25.6 million. The compensation cost associated with the grants to be recorded as an expense over the vesting period. Accordingly, a non-cash charge of $8.5 million will be incurred in 2000, 2001 and 2002.

RELATED PARTY TRANSACTIONS

     The Company has entered into an agreement with the chairman and chief executive officer providing that all obligations on his indebtedness to the Company will be suspended until and forgiven on January 3, 2001 if his employment has not previously been terminated by the Company for cause or by the chairman for a reason other than good reason (as defined in such agreement).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of WebLink Wireless, Inc.:

     We have audited, in accordance with auditing standards generally accepted in the United States the consolidated financial statements of WebLink Wireless, Inc. (formerly PageMart Wireless, Inc.) and subsidiaries (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 1999, included in this Form 10-K and have issued our report thereon dated February 2, 2000 (except with respect to the matters discussed in Note 19, as to which the date is February 24, 2000). These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

                                            [Arthur Andersen LLP Signature]

Dallas, Texas,
February 24, 2000

                    WEBLINK WIRELESS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                           ADDITIONS
                                                    -----------------------
                                       BALANCE AT   CHARGED TO   CHARGED TO
                                       BEGINNING    COSTS AND      OTHER                     BALANCE AT
             DESCRIPTION               OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS    END OF PERIOD
             -----------               ----------   ----------   ----------   ----------    -------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31, 1999.........    $2,580      $ 7,565        $ --       $ 1,812(a)      $8,333
Year Ended December 31, 1998.........    $7,170      $11,130        $ --       $15,720(a)      $2,580
Year Ended December 31, 1997.........    $4,776      $10,910        $ --       $ 8,516(a)      $7,170

---------------

(a) Accounts written off as uncollectible, net of recoveries.

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          3.1            -- Restated Certificate of Incorporation of PageMart
                            Wireless, Inc. (filed as an exhibit to the Registration
                            Statement on Form S-1 of the Company (Reg. No. 33-03012),
                            and incorporated herein by reference).
          3.2            -- Certificate of Amendment to Restated Certificate of
                            Incorporation of PageMart Wireless, Inc. dated December
                            28, 1995 (filed as an exhibit to the Registration
                            Statement on Form S-1 of the Company (Reg. No. 33-03012),
                            and incorporated herein by reference).
          3.3            -- By-laws of PageMart Wireless, Inc. (filed as an exhibit to the Form 10-K of the Company for the fiscal year ended
                            December 31, 1997, and incorporated herein by reference.)
          3.4            -- Certificate of Amendment to Restated Certificate of
                            Incorporation of PageMart Wireless, Inc. dated May 9,
                            1996 (filed as an exhibit to the Registration Statement
                            on Form S-1 of the Company (Reg. No. 33-03012), and
                            incorporated herein by reference).
          3.5            -- Certificate of Ownership and Merger merging PageMart,
                            Inc. into PageMart Wireless, Inc. (filed as an exhibit to
                            the Form 10-K of the Company for the year ended December
                            31, 1998, and incorporated herein by reference).
          3.6            -- Certificate of Ownership and Merger merging WebLink
                            Wireless, Inc. into PageMart Wireless, Inc. (filed as an
                            exhibit to the Form 8-K of the Company dated December 1,
                            1999, and incorporated herein by reference).
          4.1            -- Indenture, dated as of January 28, 1998, between PageMart
                            Wireless, Inc. and United States Trust Company of New
                            York, as Trustee, relating to the 11 1/4% Senior
                            Subordinated Discount Notes due 2008. (filed as an
                            exhibit to the Form 10-K of the Company for the fiscal
                            year ended December 31, 1997, and incorporated herein by
                            reference).
          4.2            -- Indenture, dated as of January 17, 1995, between PageMart
                            Wireless, Inc. and United States Trust Company of New
                            York, as Trustee, relating to the 15% Senior Discount
                            Notes due 2005. (filed as an exhibit to the Registration
                            Statement on Form S-1 of the Company (Reg. No. 33-91142),
                            and incorporated herein by reference).
          4.3            -- First Supplemental Indenture, dated as of December 31,
                            1997, among PageMart Wireless, Inc. and United States
                            Trust Company of New York, as Trustee (filed as an
                            exhibit to the Form 8-K of the Company dated January 28,
                            1998, and incorporated herein by reference).
         10.1            -- Warrant Agreement, dated as of October 19, 1993, between
                            PageMart, Inc. and United States Trust Company of New
                            York, as Warrant Agent, relating to the Warrants to
                            purchase Common Stock of the Company (filed as an exhibit
                            to the Form 10-K of the Company for the fiscal year ended
                            December 31, 1994, and incorporated herein by reference).
         10.2            -- Second Amended and Restated Satellite Services
                            Supplemental Agreement, dated as of July 1, 1998, between
                            PageMart Wireless, Inc. and AvData Systems, Inc. (filed
                            as an exhibit to the Form 10-K of the Company for the
                            year ended December 31, 1998, and incorporated herein by
                            reference)(1)
         10.3            -- Satellite Services and Space Segment Lease Agreement,
                            dated January 2, 1995, between PageMart, Inc. and
                            SpaceCom Systems, Inc. (filed as an exhibit to the
                            Registration Statement on Form S-1 of the Company (Reg.
                            No. 33-91142), and incorporated herein by reference).

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.4            -- Credit Agreement, dated as of March 23, 1999, by and
                            among PageMart Wireless, Inc., and the Lenders and Agents
                            named therein (filed as an exhibit to the Form 10-K of
                            the Company for the year ended December 31, 1998, and
                            incorporated herein by reference).
         10.5            -- Security Agreement, dated as of March 23, 1999, among
                            PageMart Wireless, Inc., and the Lenders and Agent named
                            therein (filed as an exhibit to the Form 10-K of the
                            Company for the year ended December 31, 1998, and
                            incorporated herein by reference).
         10.6            -- Pledge Agreement, dated as of March 23, 1999 among
                            PageMart Wireless, Inc. and the Lenders and Collateral
                            Agent named therein (filed as an exhibit to the Form 10-K
                            of the Company for the year ended December 31, 1998, and
                            incorporated herein by reference).
         10.7            -- Promissory Note and Security Agreement, dated May 21,
                            1997, between PageMart, Inc. and Glenayre Electronics,
                            Inc. (filed as an exhibit to the Form 10-Q of the Company
                            for the quarter ended June 30, 1997, and incorporated
                            herein by reference).
         10.8            -- Modification and Reaffirmation Agreement, dated March 12,
                            1998, between PageMart Wireless, Inc. and Glenayre
                            Electronics, Inc. (filed as an exhibit to the Form 10-Q
                            of the Company for the quarter ended March 31, 1998, and
                            incorporated herein by reference).
         10.9            -- Amended and Restated Agreement Among Certain Stockholders
                            of PageMart Nationwide, Inc. dated as of September 19,
                            1995 (filed as an exhibit to the Form 8-K of the Company
                            dated October 6, 1995, and incorporated herein by
                            reference).
         10.10           -- Amendment No. 1 to Amended and Restated Agreement Among
                            Certain Stockholders, dated as of October 1, 1997, among
                            PageMart Wireless, Inc. and certain of its stockholders
                            (filed as an exhibit to the Form 10-K of the Company for
                            the fiscal year ended December 31, 1997, and incorporated
                            herein by reference).
         10.11           -- Letter, dated January 27, 2000, regarding the agreement of certain stockholders to vote for the approval of the
                            2000 Flexible Incentive Plan.
         10.12           -- Equipment Purchase Agreement, dated as of January 26,
                            1996, between Motorola, Inc. and PageMart Wireless, Inc.
                            (filed as an exhibit to the Form 10-K of the Company for
                            the fiscal year ended December 31, 1995, and incorporated
                            herein by reference)(1).
         10.13           -- Amendment No. 1 to Equipment Purchase Agreement between
                            Motorola, Inc. and the Company dated June 15, 1998.
         10.14           -- Amendment No. 2 to Equipment Purchase Agreement between
                            Motorola, Inc. and the Company dated August 5, 1998.
         10.15           -- Amendment No. 3 to Equipment Purchase Agreement dated
                            September 20, 1999 between Motorola, Inc. and the
                            Company.
         10.16           -- Technology Asset Agreement, dated as of December 1, 1995, between Motorola, Inc. and PageMart Wireless, Inc. (filed
                            as an exhibit to the Form 10-K of the Company for the
                            fiscal year ended December 31, 1995, and incorporated
                            herein by reference)(1).
         10.17           -- PageMart Wireless, Inc. Employee Stock Purchase Plan
                            (filed as an exhibit to the Registration Statement on
                            Form S-1 of the Company (Reg. No. 33-03012), and
                            incorporated herein by reference).
         10.18           -- WebLink Wireless, Inc. Nonqualified Formula Stock Option
                            Plan for Non-Employee Directors, as amended.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.19           -- Office Lease Agreement, dated as of November 26, 1996,
                            between Crescent Real Estate Equities Limited and
                            PageMart Wireless, Inc. (filed as an exhibit to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1996, and incorporated herein by
                            reference).
         10.20           -- WebLink Wireless, Inc. Fifth Amended and Restated 1991
                            Stock Option Plan, as amended.
         10.21           -- Severance and Reimbursement Agreement, dated September
                            12, 1997, between PageMart Wireless, Inc. and N. Ross
                            Buckenham (filed as an exhibit to the Form 10-Q of the
                            Company for the quarter ended September 30, 1997, and
                            incorporated herein by reference).
         10.22           -- Resale Agreement, dated September 1, 1998, between
                            PageMart Wireless, Inc. and GTE Communications System
                            Corporation (filed as an exhibit to the Form 10-K of the
                            Company for the year ended December 31, 1998, and
                            incorporated herein by reference)(1)
         10.23           -- Amended and Restated Strategic Alliance Agreement No. 1,
                            dated as of April 22, 1999, between GTE Communication
                            Systems Corporation and PageMart Wireless, Inc.
         10.24           -- Amended and Restated Strategic Alliance Agreement No. 2,
                            dated as of April 22, 1999, between GTE Communication
                            Systems Corporation and PageMart Wireless, Inc.
         10.25           -- Resale Agreement, dated as of December 12, 1997, between
                            PageMart Wireless, Inc. and GTE Communications
                            Corporation (filed as an exhibit to the Form 10-K of the
                            Company for the fiscal year ended December 31, 1997, and
                            incorporated herein by reference).(1)
         10.26           -- Third Amended and Restated 1991 Stock Issuance Plan
                            (filed as an exhibit to the Registration Statement on
                            Form S-8 (Reg. No. 33-98116), and incorporated herein by
                            reference).
         10.27           -- Retention Agreement, dated as of January 3, 2000, between the Company and John D. Beletic.
         10.28           -- WebLink Wireless, Inc. 2000 Flexible Incentive Plan.
         11.1            -- Computation of per share earnings (loss) for the three
                            months ended December 31, 1999.
         11.2            -- Computation of per share earnings (loss) for the three
                            months ended December 31, 1998.
         11.3            -- Computation of per share earnings (loss) for the year
                            ended December 31, 1999.
         11.4            -- Computation of per share earnings (loss) for the year
                            ended December 31, 1998.
         12.1            -- Computation of Ratio of Earnings to Fixed Charges for
                            years ended December 31, 1994, 1995, 1996, 1997, 1998 and
                            1999 and the three months ended December 31, 1999.
         21.1            -- WebLink Wireless, Inc. Subsidiaries.
         23.1            -- Consent of Arthur Andersen LLP.
         27.1            -- Financial Data Schedule for the year ended December 31,
                            1999.

---------------

(1) The Company has requested confidential treatment for certain portions of this agreement.