Form 10-Q
period 2000-03-31
WEBLINK WIRELESS INC
filed 2000-05-15
CIK 947268

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

================================================================================

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM                TO
                                            ---------------   ----------------

                           COMMISSION FILE NO. 0-28196

                             WEBLINK WIRELESS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   75-2575229
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


     3333 LEE PARKWAY, SUITE 100                           75219
           DALLAS, TEXAS                                 (Zip code)
(Address of principal executive offices)

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

As of May 1, 2000, there were 42,368,004, 3,809,363, and 211,750 shares of the registrant's class A, class B and class D common stock outstanding, respectively. There were no shares of the registrant's class C common stock outstanding at April 30, 2000.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

PART I.       FINANCIAL INFORMATION                                                  PAGE
                                                                                     ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 1999
              and March 31, 2000 ...............................................       3

         Condensed Consolidated Statements of Operations for the Three
              Months Ended March 31, 1999 and 2000 .............................       4

         Condensed Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 1999 and 2000 .............................       5

         Notes to Condensed Consolidated Financial Statements ..................       6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations ....................       9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ............      17


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .....................................................      18

Item 2.  Changes in Securities and Use of Proceeds .............................      18

Item 3.  Defaults Upon Senior Securities .......................................      18

Item 4.  Submission of Matters to a Vote of Security Holders ...................      18

Item 5.  Other Information .....................................................      18

Item 6.  Exhibits and Reports on Form 8-K ......................................      18

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                                      December 31,      March 31,
                                                                                          1999             2000
                                                                                      -------------    -------------
ASSETS                                                                                                  (Unaudited)
Current assets:
       Cash and cash equivalents                                                      $      10,440    $      20,726
       Accounts receivable, net                                                              39,857           28,923
       Inventories                                                                            5,941            6,468
       Other current assets                                                                   7,657            7,940
                                                                                      -------------    -------------
                  Total current assets                                                       63,895           64,057

Property and equipment, net                                                                 245,596          235,720

Narrowband licenses, net                                                                    129,228          128,397

Other assets                                                                                 13,211           16,820
                                                                                      -------------    -------------
                  Total assets                                                        $     451,930    $     444,994
                                                                                      =============    =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
       Accounts payable                                                               $      21,918    $      23,668
       Deferred revenue                                                                      54,836           45,635
       Other current liabilities                                                             24,772           24,815
                                                                                      -------------    -------------
                  Total current liabilities                                                 101,526           94,118

Long-term debt                                                                              538,185          464,194

Other long-term liabilities                                                                     659              501

Stockholders' (deficit) equity:
       Common stock, $.0001 par value per share, 75,000,000 shares authorized
         40,772,267 issued and 40,764,267 outstanding at December 31, 1999, and
         46,387,959 shares issued and 46,379,959 outstanding at March 31, 2000                    4                5
       Treasury stock, at cost, 8,000 shares at December 31, 1999 and
          March 31, 2000                                                                        (68)             (68)
       Additional paid-in capital                                                           229,847          347,606
       Accumulated deficit                                                                 (417,758)        (437,654)
       Stock subscriptions receivable                                                          (465)            (244)
       Deferred compensation                                                                     --          (23,464)
                                                                                      -------------    -------------
                  Total stockholders' (deficit) equity                                     (188,440)        (113,819)
                                                                                      -------------    -------------
                  Total liabilities and stockholders' (deficit) equity                $     451,930    $     444,994
                                                                                      =============    =============




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                        Three Months Ended March 31,
                                                       ------------------------------
                                                           1999              2000
                                                       -------------    -------------
Revenues:
       Recurring revenues                              $      64,723    $      63,013
       Network revenues                                           --              654
       Equipment revenues                                      8,731           13,798
                                                       -------------    -------------
                  Total revenues                              73,454           77,465

Cost of equipment sold                                        10,927           15,275
                                                       -------------    -------------

                                                              62,527           62,190

Operating expenses:
       Technical                                              18,715           16,731
       General and administrative                             21,078           19,755
       Selling                                                13,926           12,545
       Depreciation and amortization                          18,650           19,498
       Amortization of stock compensation                         --            2,134
                                                       -------------    -------------
                  Total operating expenses                    72,369           70,663
                                                       -------------    -------------

                  Operating income (loss)                     (9,842)          (8,473)

Other (income) expense:
       Interest expense                                       15,025           17,184
       Interest income                                          (205)            (422)
       Gain on sale of Canadian affiliate                         --           (3,331)
       Other                                                     541              314
                                                       -------------    -------------
                  Total other (income) expense                15,361           13,745
                                                       -------------    -------------
Loss before extraordinary item                               (25,203)         (22,218)
Extraordinary item:
       Gain from early extinguishment of debt                     --            2,322
                                                       -------------    -------------
Net loss                                               $     (25,203)   $     (19,896)
                                                       =============    =============

Net loss per share:
       (basic and diluted)
       Loss before extraordinary item                  $       (0.62)   $       (0.52)
       Extraordinary gain                                         --             0.05
                                                       -------------    -------------
       Net loss                                        $       (0.62)   $       (0.47)
                                                       =============    =============

Weighted average number
  of shares outstanding
       (basic and diluted)                                    40,399           42,643
                                                       =============    =============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         Three Months Ended March 31,
                                                                                        ------------------------------
                                                                                            1999             2000
                                                                                        -------------    -------------
Cash flows from operating activities:
       Net loss                                                                         $     (25,203)   $     (19,896)
       Adjustments to reconcile net loss to
          net cash (used in) provided by operating activities:
          Extraordinary gain                                                                       --           (2,322)
          Depreciation and amortization                                                        18,650           19,498
          Amortization of stock compensation                                                       --            2,134
          Provision for bad debts                                                               1,961            2,050
          Loss on sale of property and equipment                                                   --              183
          Gain on sale of Canadian affiliate                                                       --           (3,331)
          Accretion of discount on senior discount notes                                       14,273           10,326
          Amortization of deferred debt issuance costs                                            315              532
          Utilization of Canadian roaming credits                                                  --              154
          Changes in certain assets and liabilities:
              (Increase) decrease in accounts receivable                                       (7,898)           8,730
              Increase in inventories                                                            (880)            (527)
              Increase in other current assets                                                   (123)            (283)
              (Increase) decrease in other assets                                                  13           (1,097)
              Increase (decrease) in accounts payable                                          (5,490)           1,750
              Increase (decrease) in deferred revenue                                           1,904           (9,201)
              Increase (decrease) in other current liabilities                                   (394)              43
                                                                                        -------------    -------------
                   Net cash (used in) provided by operating activities                         (2,872)           8,743
                                                                                        -------------    -------------

Cash flows from investing activities:
       Purchases of property and equipment                                                    (11,277)          (8,923)
       Proceeds from the sale of property and equipment                                            --               22
       Proceeds from the sale of Canadian affiliate                                                --            2,560
       Other                                                                                      (20)             (12)
                                                                                        -------------    -------------
                   Net cash used in investing activities                                      (11,297)          (6,353)
                                                                                        -------------    -------------

Cash flows from financing activities:
       Proceeds from issuance of common stock under
          the stock option plan                                                                    23            7,675
       Payments of stock subscriptions receivable                                                  21              221
       Deferred debt issuance costs                                                            (3,202)              --
       Borrowings under the Credit Facility                                                    25,000               --
       Borrowings on the vendor financing arrangement                                             539               --
       Payments on the vendor financing arrangement                                           (10,224)              --
                                                                                        -------------    -------------
                   Net cash provided by financing activities                                   12,157            7,896
                                                                                        -------------    -------------

Net increase (decrease) in cash and cash equivalents                                           (2,012)          10,286

Cash and cash equivalents, beginning of period                                                 17,476           10,440

                                                                                        -------------    -------------
Cash and cash equivalents, end of period                                                $      15,464    $      20,726
                                                                                        =============    =============
Supplemental disclosures of cash flow information:
       Cash paid during the period for:
              Interest                                                                  $         271    $         883
              Taxes                                                                                --               --

Supplemental schedule of noncash investing and financing activities:
       Common stock issued in exchange for 11 1/4% Senior Subordinated
              Discount Exchange Notes                                                   $          --    $      81,005
       Write-off of deferred debt issuance costs-11 1/4% Notes- net amount                         --            1,148
       Early extinguishment of 11 1/4% Senior Subordinated Discount Exchange Notes,
              at accreted value                                                                    --           84,475
       Equity conversion related to unconsolidated subsidiary                                      --            3,482
       Phantom stock awards                                                                        --           25,598



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000

                                   (UNAUDITED)

1. GENERAL

     WebLink Wireless, Inc. ("WebLink") was incorporated as a Delaware corporation on May 8, 1989, to provide wireless messaging products and services, under the name PageMart, Inc. ("PageMart"). In January 1995, PageMart effected a corporate reorganization pursuant to which PageMart Nationwide, Inc., a Delaware corporation, became the holding company parent of PageMart. In December 1995, the name of PageMart Nationwide, Inc. was changed to PageMart Wireless, Inc. ("Wireless"). On January 28, 1998, PageMart was merged into Wireless with Wireless as the surviving corporation. On December 1, 1999, the name of Wireless was changed to WebLink. WebLink and its subsidiaries are referred to herein as the "Company." The consolidated financial statements of the Company include the accounts of PageMart PCS, Inc., PageMart II, Inc. PageMart Operations, Inc., WebLink International, Inc. and certain other direct and indirect subsidiaries of WebLink. Each of these companies is a wholly-owned subsidiary of WebLink. PageMart PCS, Inc. holds certain narrowband personal communications services licenses. PageMart II, Inc. and PageMart Operations, Inc. hold certain Federal Communications Commission ("FCC") licenses. Other than these licenses, the subsidiaries of WebLink have no significant assets or liabilities.

2. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

3. REVENUE RECOGNITION OF NONRECURRING ENGINEERING FEE

     The Company has entered into agreements with Arch Communications Group, Inc. ("Arch"), Metrocall, Inc. ("Metrocall") and AirTouch Paging ("AirTouch"). The agreements are organized into two phases. Currently, Arch, Metrocall and AirTouch are marketing their switch-based wireless data services utilizing the Company's wireless data network. During the second phase, Arch, Metrocall and AirTouch will install their own networks leveraging the Company's infrastructure and sites. Under these agreements, the companies share certain capital and operating expenses, which will significantly lower costs for those companies. AirTouch elected to enter the second phase of the agreement in a limited part of the United States in January of 2000. As part of the agreements, the companies have agreed to pay a non-recurring engineering fee ("NRE"), which represents access to WebLink's technology for constructing a two-way wireless data network. This fee will be recognized by the Company on a straight-line basis as network revenues over the period from the election date for the second phase to the end of the contract. As part of the AirTouch agreement, the Company pays AirTouch an NRE for the use of some of its sites, which is recognized on a straight-line basis over a similar period as technical expense.

4. NETWORK REVENUE

     Network revenues are comprised of: (1) NRE fees, (2) construction revenues related to the installation of receiving equipment and (3) non-airtime service revenues.

5. EARNINGS PER SHARE

     Net loss per share amounts reflected on the statements of operations are based upon the weighted average number of common shares outstanding. Under the provisions of Statement of Financial Accounting Standards No. 128 - Earning per Share, dilutive securities are excluded from the calculation of earnings per share when there is a net loss because their inclusion would be anti-dilutive. The securities listed below were not included in the computation of dilutive loss per share for the three months ended March 31, 1999 and 2000, since the effect from the conversion would be anti-dilutive.

                                                      MARCH 31, 1999    MARCH 31, 2000
                                                      --------------    --------------
Stock Options                                              5,933,930         6,565,691
Phantom Stock                                                     --         1,075,000
Warrants                                                     785,198           640,758
                                                      --------------    --------------
                                                           6,719,128         8,281,449
                                                      ==============    ==============

6. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     Effective November 15, 1995, WebLink International, Inc. (formerly PageMart International, Inc.) purchased 200,000 shares of common stock of PageMart Canada Limited ("PageMart Canada") which represented 20% of the ownership of PageMart Canada. The remaining 800,000 shares were held by PageMart Canada Holding Corporation ("Canada Holding"). Canada Holding was owned 50% (1,000,000 shares of class A common stock) by third-party Canadian investors unrelated to WebLink International, and 50% (1,000,000 shares of class B common stock) by WebLink International. The common shares have identical economic rights, but voting control of Canada Holding was held by the class A common stockholders as the class A shares have two votes per share. The Company accounted for its investments in PageMart Canada and Canada Holding under the equity method. Such investments were included in Other Current Assets in the Consolidated Balance Sheets.

     On February 1, 2000, WebLink International sold its investments in PageMart Canada to Bell Mobility Paging Inc. ("Bell Mobility"), a wholly-owned subsidiary of Bell Canada. WebLink International received cash consideration and Bell Mobility repaid certain intercompany liabilities by providing Canadian roaming credits. The Canadian roaming credits are recorded at present value using an 11 1/4% discount rate. A nonrecurring gain of approximately $3.3 million was recognized on this transaction. Concurrently, pursuant to the Agreement Among Stockholders of PageMart Canada dated July 28, 1995, 714,286 shares of class A common stock of the Company were issued in exchange for the 1,000,000 class A common shares held by the third-party Canadian investors in Canada Holding. The terms of the sale established an exclusive 10-year network relationship with Bell Mobility as the Canadian member of the Company's international network.

7. LONG-TERM DEBT

     In March 2000, the Company issued 3.8 million shares of its class A common stock in exchange for $84.5 million accreted value ($115.9 million maturity value) of the 11 1/4% Senior Subordinated Discount Exchange Notes due 2008 (the "11 1/4% Notes"). The Company also wrote down approximately $1.1 million of net deferred debt issuance costs. In connection with this transaction, the Company recognized an extraordinary gain of $2.3 million related to the early retirement of debt.

8. STOCK OPTION / STOCK PURCHASE PLANS

     Effective January 3, 2000, the Board of Directors adopted and the stockholders approved at the April 5, 2000 annual meeting, the WebLink Wireless, Inc. 2000 Flexible Incentive Plan (the "Flexible Incentive Plan"). The Flexible Incentive Plan provides for the grant of nonqualified and incentive stock options, stock appreciation rights, restricted stock, performance awards, dividend equivalent rights, phantom stock, and other awards of incentive compensation to individuals, partnerships, corporations, joint ventures and any other form of business organization (collectively, "Persons") who are responsible for the management, growth and financial success of the Company, including, without limitation, officers, directors, employees and consultants. The purpose of the Flexible Incentive Plan is to strengthen the Company by providing eligible Persons with the opportunity to acquire a proprietary interest or increase their proprietary interest in the Company, thereby providing a means of attracting desirable employees, directors, vendors and consultants, and encouraging them to remain in the service of the Company.

     Three million shares of common stock are currently reserved for issuance under the Flexible Incentive Plan, subject to adjustment in the event of a recapitalization, stock split, reverse stock split, dividend or other distribution, reorganization, merger, consolidation, or other similar corporate transaction.

     On February 10, 2000, 1,075,000 shares of phantom stock were granted under the Flexible Incentive Plan with a three year vesting period. The phantom stock is payable in the Company's class A common stock at zero cost to the recipients. Based on the closing market price of $23.8125 reported on The Nasdaq Stock Market ("Nasdaq") on February 10, 2000, these grants have an aggregate market value of $25.6 million. The compensation cost associated with the grants is recorded as amortization of stock compensation over the vesting period. Accordingly, $8.5 million will be incurred in each of 2000, 2001 and 2002 and $2.1 million was recognized for the three months ended March 31, 2000.

     At the April 5, 2000 annual meeting of stockholders, a proposal to amend the Company's Nonqualified Formula Stock Option Plan for Non-Employee Directors ("Director's Plan") to increase the maximum number of authorized shares of the Company's common stock which may be issued under the Director's Plan by 200,000 for a total of 300,000 shares was adopted.

9. COMPREHENSIVE INCOME (LOSS)

     In January 1998, the Company adopted the Financial Accounting Standards Board Statement No. 130 - Reporting Comprehensive Income, which establishes standards for reporting comprehensive income and its components within the financial statements. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income components are immaterial for the three months ended March 31, 1999 and 2000; therefore, comprehensive income is the same as net income for both periods.

10. RELATED PARTY TRANSACTION

     The Company has entered into an agreement with the chairman and chief executive officer providing that all obligations on his indebtedness totaling approximately $178,000, including $15,000 of accrued interest, to the Company will be suspended until and forgiven on January 3, 2001 if his employment has not previously been terminated by the Company for cause or by the chairman for a reason other than good reason (as defined in such agreement).

11. SEGMENT REPORTING

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

     The Company's reportable segments are divisions that offer different products and/or services. The Company reports segments based on these divisions, as management makes operating decisions and assesses individual performances based on the performance of these segments.

     The Company has three reportable segments: Wireless Data, Traditional Paging and International Divisions. Through its Wireless Data Division, the Company offers two-way messaging and internet-based information services. Through its Traditional Paging Division, the Company provides paging and other one-way wireless messaging services to its subscribers. Through its International Division, the Company provides messaging services in selected countries on a seamless international network. The Company pursues international opportunities through network affiliation agreements between the Company and the owners of foreign networks.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, except for the allocation of equity and debt by division.

     The Company has allocated long-term debt between its Wireless Data and Traditional Paging Divisions. The methodology the Company follows results in the attribution of the proceeds of each offering based on the specific capital and operating requirements of each division. Free cash flow ("Free Cash Flow"), defined as earnings (loss) before interest, taxes, depreciation and amortization, and amortization of stock compensation ("EBITDA"), less capital expenditures, generated by a division is utilized to reduce its respective debt allocation. As of March 31, 2000, $143.4 million and $180.4 million of equity and $388.2 million and $76.0 million of long-term debt have been allocated to Wireless Data and Traditional Paging, respectively. For the three months ended March 31, 2000, interest expense of $14.3 million and $2.9 million was allocated to Wireless Data and Traditional Paging, respectively.

     The Wireless Data, Traditional Paging and International Divisions each incur direct costs associated with their separate operations. These direct costs are charged to the division that incurs the costs. Common costs shared by the divisions are allocated based on the estimated utilization of resources using various factors that attempt to mirror the true economic cost of operating each division. Amortization of stock compensation is allocated equally to the Wireless Data and Traditional Paging Divisions.

     The following table sets forth segment financial information related to the Company's various operations (in thousands):


                                                                 Three Months Ended March 31, 1999
                                                ---------------------------------------------------------------
                                                                           (Unaudited)
                                                                  Traditional
                                                Wireless Data        Paging      International     Consolidated
                                                -------------    -------------   -------------    -------------
Revenues                                        $         653    $      72,702   $          99    $      73,454
Operating (loss) income                               (16,168)           6,478            (152)          (9,842)
Interest expense                                        9,659            5,366              --           15,025
Interest income                                           205               --              --              205
Net (loss) income                                     (25,622)           1,068            (649)         (25,203)
EBITDA                                                 (8,443)          17,403            (152)           8,808
Total assets                                          332,479          159,159           2,866          494,504
Capital expenditures                                    6,821            4,456              --           11,277



                                                                 Three Months Ended March 31, 2000
                                                ---------------------------------------------------------------
                                                                           (Unaudited)
                                                                  Traditional
                                                Wireless Data        Paging      International     Consolidated
                                                -------------    -------------   -------------    -------------
Revenues                                        $       6,999    $      70,380   $          86    $      77,465
Operating (loss) income                               (17,727)           9,412            (158)          (8,473)
Interest expense                                       14,279            2,905              --           17,184
Interest income                                           278              144              --              422
(Loss) income before extraordinary item               (33,713)          11,831            (336)         (22,218)
EBITDA                                                 (6,601)          19,918            (158)          13,159
Total assets                                          318,845          125,758             391          444,994
Capital expenditures                                    6,090            2,833              --            8,923

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the results of operations and financial condition of the Company for the three months ended March 31, 1999 and 2000. This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

     The form 10-Q contains statements that constitute forward-looking statements. In addition to statements that speak to a time in the future, the words "estimate," "project," "plan," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Readers are cautioned that such forward-looking statements involve risks and uncertainties, and are subject to change based on various important factors. The factors set forth in other filings with the Securities and Exchange Commission, as well as the following factors, could affect the Company's financial performance and could cause actual results for 2000 and beyond to differ materially from those expressed in any such forward-looking statements: economic conditions and consumer confidence generally in the United States; the ability of the Company to manage its high outstanding indebtedness; the impact of technological change in the telecommunications industry; the future cost and availability of network infrastructure and subscriber devices; the impact of competition and pricing of paging and wireless data services; the timely market acceptance of new products and services such as two-way messaging; change in regulation by the FCC and various state regulatory agencies; and the potential technical problems relating to the Company's wireless data network.

GENERAL

     Through its Wireless Data Division, the Company has constructed and operates a wireless data network which covers approximately 90% of the U.S. population. The Company has incurred significant capital expenditures and expects to incur additional capital expenditures and operating losses associated with the implementation and deployment of its wireless data services. Management does not expect the Wireless Data Division to generate positive EBITDA (defined below) until early 2001. Through its Traditional Paging Division, the Company provides paging and other one-way wireless messaging services to its subscribers.

     EBITDA represents earnings (loss) before interest, taxes, depreciation and amortization, and amortization of stock compensation. EBITDA is a financial measure commonly used in the Company's industry. EBITDA is not derived pursuant to generally accepted accounting principles ("GAAP"), and therefore should not be construed as an alternative to operating income, as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The calculation of EBITDA does not include commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company.

     The Company sells or leases wireless messaging end-user devices to subscribers, retailers and resellers. The Company earns recurring revenues from subscribers in the form of fixed periodic fees and incurs substantial operating expenses in offering its services, including technical, customer service, and general and administrative expenses.

     Since commencing operations in 1990, the Company has invested heavily in its wireless communications network and administrative infrastructure in order to establish nationwide coverage, sales offices in major metropolitan areas, centralized customer service call centers and administrative support functions. The Company incurs substantial fixed operating costs related to its wireless communications infrastructure, which is designed to serve a larger subscriber base than the Company currently serves in order to accommodate growth. In addition, the Company incurs costs associated with each new subscriber addition. The Company sustained consolidated operating losses in each year of operations from inception through 1997. Although the Company recognized a $2.5 million operating profit in 1998, the Company sustained an aggregate $32.9 million operating loss from 1997 through 1999 and a $8.5 million operating loss for the three months ended March 31, 2000. The Wireless Data Division generated operating losses in 1997, 1998, 1999 and the three months ended March 31, 2000 and management expects this trend to continue into 2001. In the third quarter of 1997, the Company began generating operating profits in its Traditional Paging Division and management expects this trend to continue through 2001. Nevertheless, the Company expects to incur consolidated operating losses through 2001.

     The Company's strategy is to expand its subscriber base to increase profitability and cash flow through greater utilization of its nationwide wireless communications network. From January 1, 1992 to March 31, 2000, the number of units in service increased from 52,125 to 2,481,741. This includes 94,297 and 2,387,444 units in service from the Wireless Data Division and Traditional Paging Division, respectively. None of the Company's growth is attributable to acquisitions. The Company intends to achieve unit growth by promoting its wireless data services through its sales force, national retail distribution channels, private brand strategic alliances with telecommunication companies such as BellSouth Cellular Corp., GTE Corporation, Southwestern Bell Mobile Systems, Sprint, Ameritech Mobile Services, Inc., MCI WorldCom Network Services, Inc., EXCEL Communications, Inc., ALLTEL Communications, Inc., Bluegrass Cellular, Inc. and First Cellular of Southern Illinois, and wireless data network alliances with companies such as Arch, Metrocall and AirTouch.

     The Company has historically sold, rather than leased, substantially all subscriber units used by its subscribers. As a result, the Company has had much less capital invested in subscriber units than other paging carriers since it has recouped a substantial portion of subscriber unit costs upon sale to subscribers, retailers and resellers. This has resulted in significantly lower capital expenditures and depreciation expense than if the Company had leased units to its subscribers. In addition, the Company's financial results are much different than other paging carriers that lease subscriber units because the Company recognizes the cost of subscriber units sold in connection with adding new subscribers at the time of sale rather than capitalizing and depreciating the cost of subscriber units over periods ranging from three to four years. In addition, the Company's retail distribution strategy results in the recognition of expenses associated with subscriber unit sales and other sales and marketing expenses in advance of new subscribers being added to the base and generating revenues due to the inventory carried by retailers. However, the Company expects to lease a significant portion of its wireless data subscriber units because of the high cost of wireless data subscriber units compared to traditional paging units. In 1998, 1999 and the three months ended March 31, 2000, the Company's capital expenditures for subscriber units has increased as the result of the Company's increased units in wireless data services.

     The Company sells and leases its subscriber units through the following distribution channels: (i) private brand strategic alliances and wireless data network alliances through its Carrier Services Strategic Business Unit ("SBU"),
(ii) third party local resellers through its Reseller SBU, (iii) national and regional retail stores through its National Retail SBU and (iv) direct sales through its Field Sales and National Accounts SBU's. At March 31, 2000, 44% of the Company's domestic units in service originated from the Carrier Services SBU, 25% from the Reseller SBU, 20% from the National Retail SBU and 11% from the Field Sales and the National Accounts SBU. In the third quarter of 1998, the Company announced the formation of its Wireless Control Systems (formerly Telemetry) SBU. The Company expects this SBU to begin generating revenues in the second quarter of 2000.

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

     The Company derives its recurring revenue primarily from fixed periodic fees for services. Consequently, the Company's ability to recoup its initial selling and marketing costs, to meet operating expenses and to achieve profitability is dependent on the average length of time that each customer continues to utilize the Company's service, as operating results benefit from the recurring payments of the fixed fees without the incurrence of additional selling expenses by the Company. Conversely, operating results are adversely affected by customer disconnections. Each month a percentage of the Company's existing customers have their service terminated for a variety of reasons, including failure to pay for service, dissatisfaction with service, and switching to a competing service provider. The Company's average monthly disconnection rates for the years ended December 31, 1997, 1998 and 1999 were 2.5%, 3.2% and 3.1%, respectively. For the three months ended March 31, 1999 and 2000, the Company's average disconnection rates were 3.1% and 3.4%, respectively. Average monthly disconnect rates are calculated by dividing

(a) the sum of (i) the subscriber disconnections from each of the Carrier Services SBU's strategic alliance partners, to the extent that each partner has net disconnections, (ii) net subscriber disconnections from the local reseller channel, taken as a whole and (iii) subscriber disconnections from all national retail and direct sales channels, by (b) the total number of units in service at the beginning of the period. Disconnect rates are stated as the monthly average of each period presented.

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

WIRELESS DATA DIVISION

     The Company's Wireless Data Division is expected to fuel the growth of the Company in the future. Nationwide coverage was first offered on December 15, 1998 with coverage to 70% of the U.S. population. When the wireless data network was substantially completed in April 1999, approximately 90% of the U.S. population was covered. The following discussion analyzes the results of this division's operations, unless otherwise indicated.

Units in Service

     The Company had 4,259 units in service as of March 31, 1999 compared to 94,297 as of March 31, 2000. Wireless data net subscriber additions during the fourth quarter of 1999 were 12,574, below the second and third quarter 1999 levels, as they were negatively affected by the unavailability of acceptable two-way subscriber devices from manufacturers. The Company received its first shipments of full two-way wireless data devices in February 2000 contributing to the 32,722 net subscriber additions reported in the first quarter of 2000. Management expects that wireless data net subscriber additions will range from 45,000 to 55,000 in the second quarter of 2000.

Revenues

     Revenues for the three months ended March 31, 1999 were $653,000 compared to $7.0 million for the three months ended March 31, 2000. Recurring revenues for the same periods were $207,000 and $4.0 million, respectively. Revenues from equipment sales for the three months ended March 31, 1999 and 2000 were $446,000 and $2.3 million, respectively. In the first quarter of 2000, AirTouch elected to enter the second phase of their network affiliation agreement with the Company; Network revenue of $654,000 was recognized. Network revenues are comprised of: (1) NRE fees that are recognized over the remaining term of the contract; (2) construction revenues related to the installation of receiving equipment; and (3) non-airtime service revenues. The Company did not recognize any comparable revenue for the three months ended March 31, 1999. ARPU was $27.37 for the three months ended March 31, 1999 compared to $17.32 for the three months ended March 31, 2000. ARPU was abnormally high for the three months ended March 31, 1999 due to the timing of additions in the quarter. Management expects Wireless Data ARPU to vary somewhat throughout 2000 as the timing of additions throughout the year from wholesale-priced distribution channels and additional local service subscribers contribute to wireless data unit growth.

Cost of Equipment Sold

     The cost of equipment sold for the three months ended March 31, 1999 was $574,000 compared to $2.5 million for the three months ended March 31, 2000. Management expects a significant portion of new wireless data units will be leased, rather than sold, resulting in lower cost of equipment sold, higher capital expenditures and higher depreciation expense.

Operating Expenses

     Technical expenses were $6.1 million for the three months ended March 31, 1999 compared to $7.1 million for the three months ended March 31, 2000. Management expects technical costs to increase in 2000 as the Company plans to add transmitters and receivers to improve and expand its coverage.

     General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for the three months ended March 31, 1999 and 2000 were $1.2 million and $1.3 million, respectively. As the number of wireless data units in service grows, additional resources will be required to be allocated to support those customers, some of which will be shifted from the Traditional Paging Division. This is expected to cause an increase in general and administrative expenses in the Wireless Data Division.

     Selling expenses for the three months ended March 31, 1999 were $1.2 million compared to $2.7 million for the three months ended March 31, 2000. Management expects to aggressively market wireless data services, and selling expenses are expected to increase as a result. If market growth warrants, selling expenses may increase significantly in the future.

     Depreciation and amortization was $7.7 million for the three months ended March 31, 1999 compared to $10.1 million for the three months ended March 31, 2000. The nationwide buildout of the Company's wireless data network was substantially completed in April 1999. As a result, the Company recorded higher depreciation expense in the first quarter of 2000.

TRADITIONAL PAGING DIVISION

     The Company provides domestic one-way paging services in its Traditional Paging Division. This division is a mature business requiring only a maintenance level of capital investment and producing EBITDA, operating income and net income. Management expects EBITDA from this division to decline slowly over time from the level experienced in the first quarter of 2000. The following discussion analyzes the results of this division's operations, unless otherwise indicated.

Units in Service

     Units in service from domestic one-way paging operations were 2,527,595 and 2,387,444 as of March 31, 1999 and 2000, respectively. In addition, for the three months ended March 31, 1999, PageMart Canada's units in service were 57,234. As a result of its ownership interest in PageMart Canada, the Company's proportional share of the units in service of PageMart Canada for the three months ended March 31, 1999 was 34,340 units. On February 1, 2000, the Company sold its ownership interest in PageMart Canada; therefore, the Company will no longer report a proportional share of the units in service of PageMart Canada (see Note 6 to the Condensed Consolidated Financial Statements of the Company).

     The Company's one-way operations experienced a net decrease of 171,909 units in service in the first quarter of 2000 due in part to a major unit decline by a large reseller. This is a continued trend from 1999 when the Company experienced historically weak fiscal quarters in terms of net subscriber additions in the second and third quarters, with the first and fourth quarters resulting in a net loss of subscribers. Management believes there is a declining market for traditional one-way paging services, and demand appears to be shifting to the higher quality and greater benefits of wireless data services. Therefore, management expects net subscriber losses to continue in 2000. Management anticipates a 75,000 to 95,000 decline in one-way paging units in the second quarter of 2000.

Revenues

     Total revenues for the three months ended March 31, 1999 and 2000 were $72.7 million and $70.4 million, respectively. Recurring revenues for airtime, voice mail and other services for the same periods were $64.5 million, and $59.0 million, respectively. The decrease in recurring revenue is due primarily to the decrease in the number of subscriber units. Revenues from equipment sales for the three months ended March 31, 1999 and 2000 were $8.2 million and $11.4 million, respectively. The increase in equipment revenue is due to an increase in unit sales by the Carrier Services SBU partially offset by a decrease in unit sales by the National Retail SBU.

     The Company's ARPU was $8.36 and $7.95 in the first quarters of 1999 and 2000, respectively. The decline resulted primarily from a decrease in subscribers in the National Retail distribution channel, which generally has a higher ARPU, and was offset partially by an increased mix of higher revenue multi-city, regional and nationwide services as well as increased sales of other value-added services such as voice mail and toll-free numbers. Management expects ARPU to gradually decline in the foreseeable future with variations from changes in distribution and product mix.

Cost of Equipment Sold

     The cost of equipment sold for the three months ended March 31, 1999 and 2000 was $10.3 million and $12.6 million, respectively. The increase in 2000 was chiefly due to an increase in unit sales by the Carrier Services SBU partially offset by a decrease in unit sales by the National Retail SBU. The Company expects subscriber device costs to decrease somewhat throughout 2000. The loss on equipment sold (equipment revenue less cost of equipment sold) is recognized when subscriber devices are shipped to the retailers, usually before the devices are placed into service. The Company has historically sold rather than leased the majority of devices.

Operating Expenses

     Technical expenses were $12.6 million and $9.7 million for the three months ended March 31, 1999 and 2000, respectively. The decrease in 2000 was due in part to the decrease in the subscriber base and the maturation of operations. Additionally, management expects on-going technical expenses to slowly decline as resources are transferred to the Wireless Data Division. Based on an average monthly cost per unit in service, technical expenses were $1.63 and $1.30 for the three months ended March 31, 1999 and 2000, respectively. The per unit decreases were the result of increased operating efficiencies.

     During the first quarter of 2000, the Traditional Paging Division's results were favorably affected by a $1.5 million reduction in technical expense related to the execution of interconnection agreements with certain local exchange carriers ("LEC's") as provided in the Telecommunication Act of 1996. The Company expects further favorable financial benefits as agreements are executed with other LEC's.

     General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for the three months ended March 31, 1999 and 2000 were $19.9 million and $18.4 million, respectively. The decrease was largely due to increased operating efficiencies. On an average cost per month per unit in service basis, general and administrative expenses were $2.58 and $2.49 for the three months ended March 31, 1999 and 2000, respectively. Management expects general and administrative costs in the Traditional Paging Division to decline as resources are transferred to the Wireless Data Division.

     Selling expenses for the three months ended March 31, 1999 and 2000 were $12.6 million and $9.7 million, respectively. Management expects this latter number to remain relatively constant in the near future. The decrease is the result of the maturation of operations. During the first quarter of 2000, the Company incurred $81,000 in selling expenses associated with international operations.

     Depreciation and amortization for the three months ended March 31, 1999 and 2000 was $10.9 million and $9.4 million, respectively. The decrease resulted from the spending of only maintenance levels in capital expenditures. Depreciation and amortization should remain relatively constant in the future. As an average cost per month per unit in service, depreciation and amortization was $1.42 and $1.27 for the three months ended March 31, 1999 and 2000, respectively.

CONSOLIDATED

Amortization of Stock Compensation

     On February 10, 2000, 1,075,000 shares of Phantom Stock were granted under the Flexible Incentive Plan with a three year vesting period. Based on the closing market price of $23.8125 reported on Nasdaq on February 10, 2000, these grants have an aggregate market value of $25.6 million. The compensation cost associated with the grants is recorded as amortization of stock compensation over the vesting period. Accordingly, $8.5 million will be incurred in each of 2000, 2001 and 2002 and $2.1 million was recognized for the three months ended March 31, 2000.

Interest Expense

     Consolidated interest expense increased from $15.0 million for the three months ended March 31, 1999 to $17.2 million for the three months ended March 31, 2000. The increase in 2000 was primarily the result of the increased interest related to the 15% Senior Discount Exchange Notes due 2005 (the "15% Notes"), the 11 1/4% Notes and the four-year credit agreement with Bankers Trust Company and Morgan Stanley Senior Funding, Inc. which provides for a $100 million credit facility (the "Credit Facility"). For the three months ended March 31, 1999 and 2000, respectively; interest expense related to the 15% Notes was $6.8 million and $7.8 million; to the 11 1/4% Notes, $7.8 million and $8.2 million; to a vendor financing arrangement, $248,000 and $0; and to the Credit Facility, $147,000 and $1.1 million.

Net Loss

     The Company sustained a consolidated loss for the three months ended March 31, 1999 of $25.2 million. For the three months ended March 31, 2000, the Company sustained a consolidated net loss before an extraordinary item of $22.2 million including a $3.3 million gain recognized from the sale of the Company's investment in its Canadian affiliate (see Note 6 to the Condensed Consolidated Financial Statements of the Company). A one-time extraordinary gain of $2.3 million was recognized in conjunction with the early retirement of $84.5 million accreted value of the 11 1/4% Notes. Including the extraordinary item, the Company's consolidated net loss was $19.9 million. The decrease in losses in 2000 was primarily due to decreased operating expenses in the Traditional Paging Division and revenue growth in the Wireless Data Division.

Divisional Allocations

     The Company has allocated long-term debt between its Wireless Data and Traditional Paging Divisions. The methodology the Company follows results in the attribution of the proceeds of each offering based on the specific capital and operating requirements of each division. Free Cash Flow, defined as EBITDA less capital expenditures, ("Free Cash Flow") generated by a division is utilized to reduce its respective debt allocation. As of March 31, 2000, $143.4 million and $180.4 million of equity and $388.2 million and $76.0 million of long-term debt has been allocated to the Wireless Data and Traditional Paging Divisions, respectively.

     The Wireless Data, Traditional Paging and International Divisions each incur direct costs associated with their separate operations. These direct costs are charged to the division that incurs the costs. Common costs shared by the divisions are allocated based on the estimated utilization of resources using various factors that attempt to mirror the true economic cost of operating each division. Amortization of stock compensation is allocated equally to the Wireless Data and Traditional Paging Divisions.

SELECTED QUARTERLY RESULTS OF OPERATIONS

     The table below sets forth management's presentation of the results of the Wireless Data and Traditional Paging Divisions' operations and other data on a quarterly basis for the six most recent fiscal quarters. This presentation should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this report and the Company's quarterly reports on Form 10-Q for the corresponding periods below, and should not be considered in isolation or as an alternative to results of operations that are presented in accordance with GAAP.


      WIRELESS DATA DIVISION
                                       ================================================================================
                                                                      THREE MONTHS ENDED
                                       --------------------------------------------------------------------------------
                                        Dec. 31,      Mar. 31,      Jun. 30,      Sept. 30,     Dec. 31,      Mar. 31,
                                          1998          1999          1999          1999          1999          2000
                                       ----------    ----------    ----------    ----------    ----------    ----------
                                                                          (Unaudited)
Recurring revenues                     $       32    $      207    $      675    $    1,811    $    2,809    $    4,049
Network revenues                               --            --            --            --            --           654
Equipment revenues                             44           446         2,873         3,760           806         2,296
                                       ----------    ----------    ----------    ----------    ----------    ----------
                                               76           653         3,548         5,571         3,615         6,999

Cost of equipment sold                        181           574         3,053         3,725           942         2,486
                                       ----------    ----------    ----------    ----------    ----------    ----------

Net revenues                                 (105)           79           495         1,846         2,673         4,513

Technical expenses                          2,742         6,144         7,297         6,818         6,736         7,077
General and administrative
expenses                                      695         1,195         1,270         1,445         1,804         1,307
Selling expenses                            1,066         1,183         1,481         1,537         1,927         2,730
Depreciation and amortization               3,963         7,725         8,128         9,390         9,951        10,059
Amortization of stock compensation             --            --            --            --            --         1,067
                                       ----------    ----------    ----------    ----------    ----------    ----------

Operating loss (EBIT)                     ($8,571)     ($16,168)     ($17,681)     ($17,344)     ($17,745)     ($17,727)
                                       ==========    ==========    ==========    ==========    ==========    ==========

EBITDA (1)                                ($4,608)      ($8,443)      ($9,553)      ($7,954)      ($7,794)      ($6,601)
                                       ==========    ==========    ==========    ==========    ==========    ==========
Other data:

Ending units in service                       775         4,259        24,416        49,001        61,575        94,297
ARPU (2)                               $    19.85    $    27.37    $    15.69    $    16.44    $    16.94    $    17.32



----------

(1) Earnings (loss) before interest, taxes, depreciation and amortization, and amortization of stock compensation.

(2) Calculated by dividing recurring revenues for the quarter by the simple average number of units in service during that quarter. Stated as the monthly average for the quarter.

      TRADITIONAL PAGING DIVISION
                                                                            THREE MONTHS ENDED
                                           --------------------------------------------------------------------------------------
                                             Dec. 31,      March 31,      June 30,       Sept. 30,      Dec. 31,       March 31,
                                               1998           1999          1999           1999           1999           2000
                                           -----------    -----------    -----------    -----------    -----------    -----------
                                                                                 (Unaudited)
Recurring revenues                         $    65,154    $    64,516    $    64,006    $    64,549    $    62,029    $    58,964
Equipment revenues                              13,702          8,186         16,329         17,052         14,514         11,416
                                           -----------    -----------    -----------    -----------    -----------    -----------
                                                78,856         72,702         80,335         81,601         76,543         70,380

Cost of equipment sold                          15,976         10,269         18,556         18,827         15,656         12,626
                                           -----------    -----------    -----------    -----------    -----------    -----------

Net revenues                                    62,880         62,433         61,779         62,774         60,887         57,754

Technical expenses                              12,993         12,571         13,146         12,674         11,229          9,654
General and administrative
expenses                                        21,452         19,883         18,102         18,809         18,211         18,448
Selling expenses                                12,519         12,576         10,346         10,315         10,411          9,734
Depreciation and amortization                   10,269         10,925         10,949         10,572         10,507          9,439
Amortization of stock compensation                  --             --             --             --             --          1,067
                                           -----------    -----------    -----------    -----------    -----------    -----------

Operating income (EBIT)                    $     5,647    $     6,478    $     9,236    $    10,404    $    10,529    $     9,412
                                           ===========    ===========    ===========    ===========    ===========    ===========

EBITDA (1)                                 $    15,916    $    17,403    $    20,185    $    20,976    $    21,036    $    19,918
                                           ===========    ===========    ===========    ===========    ===========    ===========

Other data:

EBIT margin (2)                                    9.0%          10.4%          15.0%          16.6%          17.3%          16.3%
EBITDA margin (2)                                 25.3%          27.9%          32.7%          33.4%          34.5%          34.5%

Ending units in service                      2,618,527      2,527,595      2,564,053      2,622,530      2,559,353      2,387,444
ARPU (3)                                   $      8.06    $      8.36    $      8.38    $      8.30    $      7.98    $      7.95

----------

(1) Earnings (loss) before interest, taxes, depreciation and amortization, and amortization of stock compensation.

(2)      Calculated by dividing quarterly EBIT or EBITDA by net revenues.

(3) Calculated by dividing recurring revenues for the quarter by the simple average number of units in service during that quarter. Stated as the monthly average for the quarter.


SEASONALITY

     Device usage is slightly higher during the spring and summer months, which is reflected in higher incremental usage fees earned by the Company. The Company's retail sales are generally subject to seasonal fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations have historically required substantial capital investment for the development and installation of its wireless communications network, the procurement of subscriber units, and expansion into new and in existing markets. To date, these investments by the Company have been funded by the proceeds from the issuance of common stock, preferred stock, long-term debt, as well as borrowings under bank and vendor financing arrangements.

     Capital expenditures were $11.3 million and $8.9 million for the three months ended March 31, 1999 and 2000, respectively. The Company committed to purchase $40 million in network infrastructure equipment and ReFLEX25 wireless data subscriber units from Motorola, Inc. from December 1, 1995 to June 30, 2001. Through March 31, 2000, the Company purchased $41.5 million, thus, fully meeting the Company's commitment.

     The Company's net cash used in operating activities for the three months ended March 31, 1999 was $2.9 million, compared to net cash provided by operating activities of $8.7 million for the three months ended March 31, 2000. Net cash used in investing activities was $11.3 million and $6.4 million, respectively, and was primarily for capital expenditures. Net cash provided by financing activities was $12.2 million and $7.9 million, respectively. Cash provided by financing activities in 1999 resulted primarily from the borrowing of $25.0 million under the Company's Credit Facility. Cash provided by financing activities in 2000 primarily resulted from the proceeds received from the issuance of common stock under the Company's stock option plan.

     The 11 1/4% Notes, which are unsecured senior subordinated obligations of the Company, mature in 2008 and were issued at a substantial discount from their principal amount at maturity. In March 2000, the Company issued 3.8 million shares of its class A common stock in exchange for $84.5 million accreted value ($115.9 million maturity value) of the 11 1/4% Notes. The accretion of original issue discount on the 11 1/4% Notes will cause an increase in indebtedness, after the exchange transaction, from March 31, 2000 to February 1, 2003 of $84.2 million. From and after August 1, 2003, interest on the 11 1/4% Notes will be payable semiannually, in cash.

     The 15% Notes, which are unsecured senior obligations of the Company, mature in 2005 and were issued at a substantial discount from their principal amount at maturity. The 15% Notes were fully accreted by February 1, 2000. From and after August 1, 2000, interest on the 15% Notes will be payable semiannually, in cash. Management believes it has the necessary resources, including availability under the Credit Facility, to meet the cash requirements of the interest payments in August 2000 and February 2001.

     In March 1997, the Company entered into a vendor financing arrangement with an infrastructure vendor (the "Vendor Financing Arrangement"), providing for the financing of infrastructure and other equipment over a period of 60 months up to a maximum aggregate amount of $30 million. Borrowings under the Vendor Financing Arrangement are available until December 31, 2000 and are secured by the equipment purchased. The interest rate applicable to such financing is equal to the sum of 7% and the London interbank offered rate ("LIBOR") as published in The Wall Street Journal for three-month maturities or the sum of 4.25% and the U.S. prime rate of interest as published in The Wall Street Journal. As of March 31, 2000, the Company had no amounts outstanding under the Vendor Financing Arrangement.

     In March 1999, the Company entered into the Credit Facility which provides for $75 million of multi-draw term loans (the "Term Loans") and $25 million of revolving loans (the "Revolving Loans"). On March 24, 1999, the Company borrowed $25 million in Term Loans under the Credit Facility, of which approximately $12 million was used to repay amounts outstanding under the Vendor Financing Arrangement and to fund the fees and expenses of the Credit Facility. As of March 31, 2000, total availability under the Credit Facility was $100 million, of which $25 million was outstanding in the form of Term Loans. The Credit Facility bears interest at the U.S. prime rate plus 2.75% or at LIBOR plus 3.75%. The weighted average interest rate on the amounts borrowed for the period from January 1, 2000 to March 31, 2000 was 9.85%.

     As of March 31, 2000, the Company's indebtedness was $231.9 million under the 11 1/4% Notes, $207.3 million under the 15% Notes and $25 million under the Credit Facility.

     The indentures under which the 15% Notes and the 11 1/4% Notes were issued, the Vendor Financing Arrangement and the Credit Facility contain certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets, enter into leases and engage in mergers and consolidations, and the Credit Facility requires the Company to maintain certain operating and financial performance measures and limits the ability of the Company to make capital expenditures.

     During 1999, the Company reported $45.4 million of consolidated EBITDA and $45.7 million of consolidated capital expenditures. The Company anticipates that the Wireless Data Division will require approximately $55 to $65 million of capital to fund operations and capital expenditures during 2000, funded principally by the Free Cash Flow from the Traditional Paging Division during 2000. The Traditional Paging Division is expected to generate $65 to $75 million of EBITDA and require approximately $10 million of capital expenditures in 2000, thus generating Free Cash Flow of approximately $55 to $65 million.

     As of March 31, 2000, the Company had approximately $20.7 million in cash and cash equivalents. At March 31, 2000, borrowings available under the Vendor Financing Arrangement were $30 million and under the Credit Facility were $75 million. The Company anticipates that its cash balance and amounts available under the Vendor Financing Arrangement and Credit Facility, combined with the Free Cash Flow from the Company's Traditional Paging Division, will be sufficient to fund the Company's consolidated operations, capital expenditures and all cash interest costs through 2000. The Company anticipates having to borrow further on its Credit Facility in the second half of this year.

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

     The Credit Facility bears interest at the U.S. prime rate plus 2.75% or at LIBOR plus 3.75%. Therefore, the Credit Facility is subject to short-term interest rate risk. At March 31, 2000, the balance outstanding under the Credit Facility was $25.0 million. Consequently, a 100 basis point increase in the U.S. prime rate or LIBOR would result in a $250,000 increase in interest expense over a twelve month period.

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

(b)      Reports on Form 8-K

         The following current reports on Form 8-K were filed by WebLink Wireless, Inc. during the quarter ended March 31, 2000:

               Current Report on Form 8-K dated March 10, 2000, disclosing under
               Item 5 "Other Events" the reduction of total debt by $84.5 million.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           WEBLINK WIRELESS, INC.




MAY 12, 2000                               BY:  /S/JOHN D. BELETIC
                                              --------------------------------
                                           JOHN D. BELETIC
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER



MAY 12, 2000                               BY:  /S/JOHN R. HAUGE
                                              --------------------------------
                                           JOHN R. HAUGE
                                           VICE PRESIDENT, FINANCE
                                           CHIEF FINANCIAL OFFICER AND TREASURER
                                           (PRINCIPAL FINANCIAL AND CHIEF
                                           ACCOUNTING OFFICER)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------

   11.1* Statement regarding computation of per share loss for the three months ended March 31, 2000

   11.2* Statement regarding computation of per share loss for the three months ended March 31, 1999

   12.1*      Computation of ratio of earnings to fixed charges

   27.1*      Financial Data Schedule




* Filed herewith