Form 10-Q
period 2000-06-30
WEBLINK WIRELESS INC
filed 2000-08-14
CIK 947268

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

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

As of August 1, 2000, there were 42,448,016, 3,809,363, and 182,000 shares of the registrant's class A, class B and class D common stock outstanding, respectively. There were no shares of the registrant's class C common stock outstanding at August 1, 2000.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I.       FINANCIAL INFORMATION                                                                        PAGE
                                                                                                           ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 1999
              and June 30, 2000..............................................................................3

         Condensed Consolidated Statements of Operations for the Three and Six
              Months Ended June 30, 1999 and 2000............................................................4

         Condensed Consolidated Statements of Cash Flows for the Six
              Months Ended June 30, 1999 and 2000............................................................5

         Notes to Condensed Consolidated Financial Statements................................................6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................................................10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................................17


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................18

Item 2.  Changes in Securities and Use of Proceeds..........................................................18

Item 3.  Defaults Upon Senior Securities....................................................................18

Item 4.  Submission of Matters to a Vote of Security Holders................................................18

Item 5.  Other Information..................................................................................18

Item 6.  Exhibits and Reports on Form 8-K...................................................................18

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)




                                                                                 December 31,         June 30,
                                                                                     1999               2000
                                                                                  ------------       ------------
ASSETS                                                                                               (Unaudited)
Current assets:
    Cash and cash equivalents                                                     $     10,440       $      9,322
    Accounts receivable, net                                                            39,857             38,493
    Inventories                                                                          5,941              6,576
    Other current assets, net                                                            7,657              6,871
                                                                                  ------------       ------------
         Total current assets                                                           63,895             61,262

Property and equipment, net                                                            245,596            229,003

Narrowband licenses, net                                                               129,228            127,565

Other assets                                                                            13,211             16,269
                                                                                  ------------       ------------
         Total assets                                                             $    451,930       $    434,099
                                                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
    Accounts payable                                                              $     21,918       $     25,313
    Deferred revenue                                                                    54,836             38,838
    Other current liabilities                                                           24,772             35,783
                                                                                  ------------       ------------
         Total current liabilities                                                     101,526             99,934

Long-term debt                                                                         538,185            470,597

Other long-term liabilities                                                                659                339

Commitments and contingencies

Stockholders' (deficit) equity:
    Common stock, $.0001 par value per share, 75,000,000 shares authorized
      40,772,267 issued and 40,764,267 outstanding at December 31, 1999, and
      46,419,618 shares
      issued and 46,411,618 outstanding at June 30, 2000                                     4                  5
    Treasury stock, at cost, 8,000 shares at December 31, 1999 and
       June 30, 2000                                                                       (68)               (68)
    Additional paid-in capital                                                         229,847            347,831
    Accumulated deficit                                                               (417,758)          (462,963)
    Stock subscriptions receivable                                                        (465)              (244)
    Deferred compensation                                                                   --            (21,332)
                                                                                  ------------       ------------
         Total stockholders' (deficit) equity                                         (188,440)          (136,771)
                                                                                  ------------       ------------
         Total liabilities and stockholders' (deficit) equity                     $    451,930       $    434,099
                                                                                  ============       ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


                                                  Three Months Ended June 30,            Six Months Ended June 30,
                                                -------------------------------       -------------------------------
                                                    1999               2000              1999                2000
                                                ------------       ------------       ------------       ------------

Revenues:
    Recurring revenues                          $     64,681       $     63,683       $    129,404       $    126,696
    Network revenues                                      --              2,253                 --              2,907
    Equipment revenues                                19,367             16,526             28,098             30,324
                                                ------------       ------------       ------------       ------------
         Total revenues                               84,048             82,462            157,502            159,927

Cost of equipment sold                                21,747             20,919             32,674             36,194
                                                ------------       ------------       ------------       ------------

                                                      62,301             61,543            124,828            123,733

Operating expenses:
    Technical                                         20,443             17,061             39,158             33,792
    General and administrative                        19,372             19,582             40,450             39,337
    Selling                                           11,972             12,806             25,898             25,351
    Depreciation and amortization                     19,077             19,831             37,727             39,329
    Amortization of stock compensation                    --              2,132                 --              4,266
                                                ------------       ------------       ------------       ------------
         Total operating expenses                     70,864             71,412            143,233            142,075
                                                ------------       ------------       ------------       ------------

         Operating income (loss)                      (8,563)            (9,869)           (18,405)           (18,342)

Other (income) expense:
    Interest expense                                  16,430             15,709             31,455             32,893
    Interest income                                     (146)              (475)              (351)              (897)
    Gain on sale of Canadian affiliate                    --                 --                 --             (3,331)
    Other                                                501                206              1,042                520
                                                ------------       ------------       ------------       ------------
         Total other (income) expense                 16,785             15,440             32,146             29,185
                                                ------------       ------------       ------------       ------------

Loss before extraordinary item                       (25,348)           (25,309)           (50,551)           (47,527)
Extraordinary item:
    Gain from early extinguishment of debt                --                 --                 --              2,322
                                                ------------       ------------       ------------       ------------
Net loss                                        $    (25,348)      $    (25,309)      $    (50,551)      $    (45,205)
                                                ============       ============       ============       ============

Net loss per share:
    (basic and diluted)
    Loss before extraordinary item              $      (0.63)      $      (0.54)      $      (1.25)      $      (1.06)
    Extraordinary gain                                    --                 --                 --               0.05
                                                ------------       ------------       ------------       ------------
    Net loss                                    $      (0.63)      $      (0.54)      $      (1.25)      $      (1.01)
                                                ============       ============       ============       ============

Weighted average number
  of shares outstanding
    (basic and diluted)                               40,413             46,389             40,403             44,557
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

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        Six Months Ended June 30,
                                                                                      -------------------------------
                                                                                          1999               2000
                                                                                      ------------       ------------

Cash flows from operating activities:
    Net loss                                                                          $    (50,551)      $    (45,205)
    Adjustments to reconcile net loss to
       net cash provided by operating activities:
         Extraordinary gain                                                                     --             (2,322)
         Depreciation and amortization                                                      37,727             39,329
         Amortization of stock compensation                                                     --              4,266
         Provision for bad debts                                                             3,246              2,473
         Loss on sale of property and equipment                                                 --                234
         Gain on sale of Canadian affiliate                                                     --             (3,331)
         Accretion of discount on senior discount notes                                     28,555             16,567
         Amortization of deferred debt issuance costs                                          851              1,017
         Utilization of Canadian roaming credits                                                --                338
    Changes in certain assets and liabilities:
       Increase in accounts receivable                                                     (14,048)            (1,447)
       (Increase) decrease in inventories                                                    2,316               (635)
       (Increase) decrease in other current assets                                            (117)               786
       (Increase) decrease in other assets                                                      43             (1,094)
       Increase in accounts payable                                                            223              3,395
       Decrease in deferred revenue                                                         (2,141)           (15,998)
       Increase in other current liabilities                                                   391             11,011
                                                                                      ------------       ------------
            Net cash provided by operating activities                                        6,495              9,384
                                                                                      ------------       ------------

Cash flows from investing activities:
    Purchases of property and equipment                                                    (23,495)           (21,208)
    Sale of short-term investments                                                           1,000                 --
    Proceeds from the sale of property and equipment                                            --                 44
    Proceeds from the sale of Canadian affiliate                                                --              2,560
    Other                                                                                      (29)               (19)
                                                                                      ------------       ------------
            Net cash used in investing activities                                          (22,524)           (18,623)
                                                                                      ------------       ------------

Cash flows from financing activities:
    Proceeds from issuance of common stock under
       the stock option plan                                                                   116              7,900
    Payments of stock subscriptions receivable                                                  21                221
    Deferred debt issuance costs                                                            (3,202)                --
    Borrowings under the Credit Facility                                                    25,000                 --
    Borrowings on the vendor financing arrangement                                             539                 --
    Payments on the vendor financing arrangement                                           (10,224)                --
                                                                                      ------------       ------------
            Net cash provided by financing activities                                       12,250              8,121
                                                                                      ------------       ------------

Net increase (decrease) in cash and cash equivalents                                        (3,779)            (1,118)

Cash and cash equivalents, beginning of period                                              17,476             10,440

                                                                                      ------------       ------------
Cash and cash equivalents, end of period                                              $     13,697       $      9,322
                                                                                      ============       ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                                       $      1,383       $      1,795
       Taxes                                                                                    --                 --

Supplemental schedule of noncash investing and financing activities:
    Common stock issued in exchange for 11 1/4% Senior Subordinated
       Discount Exchange Notes                                                        $         --       $     81,005
    Write-off of deferred debt issuance costs-11 1/4% Notes, net                                --              1,148
    Early extinguishment of 11 1/4% Senior Subordinated Discount Exchange Notes,
       at accreted value                                                                        --             84,475
    Equity conversion related to unconsolidated subsidiary                                      --              3,482
    Phantom stock awards                                                                        --             25,598

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 2000

                                   (UNAUDITED)


1.       GENERAL

         The predecessor corporation of WebLink Wireless, Inc. ("WebLink") was incorporated as a Delaware corporation on May 8, 1989, to provide wireless messaging products and services, under the name PageMart, Inc. ("PageMart"). In January 1995, PageMart effected a corporate reorganization pursuant to which PageMart Nationwide, Inc., a Delaware corporation, became the holding company parent of PageMart. In December 1995, the name of PageMart Nationwide, Inc. was changed to PageMart Wireless, Inc. ("Wireless"). On January 28, 1998, PageMart was merged into Wireless with Wireless as the surviving corporation. On December 1, 1999, the name of Wireless was changed to WebLink Wireless, Inc.. WebLink and its subsidiaries are referred to herein as the "Company." The consolidated financial statements of the Company include the accounts of PageMart PCS, Inc., PageMart II, Inc., PageMart Operations, Inc., WebLink International, Inc. and certain other direct and indirect subsidiaries of WebLink. Each of these companies is a wholly-owned subsidiary of WebLink. PageMart PCS, Inc. holds certain narrowband personal communications services licenses. PageMart II, Inc. and PageMart Operations, Inc. hold certain Federal Communications Commission ("FCC") licenses. Other than these licenses, the subsidiaries of WebLink have no significant assets or liabilities.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1999. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

3.       RECURRING REVENUES

         Recurring revenues for the three months ended June 30, 2000 were favorably affected by the recognition of $3.8 million of one-time revenues in the Traditional Paging Division associated with the revision of estimates. Average revenue per unit ("ARPU") in the Traditional Paging Division would have been $7.85 without these one-time revenues versus the $8.39 reported for the three months ended June 30, 2000.

4.       REVENUE RECOGNITION OF NONRECURRING ENGINEERING FEE

         The Company has entered into agreements with Arch Communications Group, Inc. ("Arch"), Metrocall, Inc. ("Metrocall") and Verizon Paging ("formerly known as AirTouch Paging ["Verizon"]"). The agreements are organized into two phases. Currently, Arch, Metrocall and Verizon are marketing their switch-based wireless data services utilizing the Company's wireless data network. During the second phase, Arch, Metrocall and Verizon will install their own networks leveraging the Company's infrastructure and sites. Under these agreements, the companies share certain capital and operating expenses, which will significantly lower costs for those companies. Verizon elected to enter the second phase of the agreement in a limited part of the United States in January of 2000. As part of the agreements, the companies have agreed to pay a non-recurring engineering fee ("NRE"), which represents access to WebLink's technology for constructing a two-way wireless data network. This fee will be recognized by the Company on a straight-line basis as network revenues over the period from the election date for the second phase to the end of the contract. As part of the Verizon agreement, the Company pays Verizon an NRE for the use of some of its sites, which is recognized on a straight-line basis over a similar period as technical expense.

5.       NETWORK REVENUES

         Network revenues are comprised of: (1) NRE fees, (2) construction revenues related to the installation of transmitting and receiving equipment and
(3) non-airtime service revenues.

6.       EARNINGS PER SHARE

         Net loss per share amounts reflected on the Condensed Consolidated Statements of Operations are based upon the weighted average number of common shares outstanding. Under the provisions of Statement of Financial

Accounting Standards No. 128 - Earnings per Share, dilutive securities are excluded from the calculation of earnings per share when there is a net loss because their inclusion would be anti-dilutive. The securities listed below were not included in the computation of dilutive loss per share for the three and six months ended June 30, 1999 and 2000, since the effect from the conversion would be anti-dilutive.

                    JUNE 30, 1999        JUNE 30, 2000
                   ---------------      ---------------
Stock Options            5,767,759            6,783,636
Phantom Stock                   --            1,075,000
Warrants                   785,198              637,308
                   ---------------      ---------------
                         6,552,957            8,495,944
                   ===============      ===============

7.       INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

         Effective November 15, 1995, WebLink International, Inc. (formerly PageMart International, Inc.) purchased 200,000 shares of common stock of PageMart Canada Limited ("PageMart Canada") which represented 20% of the ownership of PageMart Canada. The remaining 800,000 shares were held by PageMart Canada Holding Corporation ("Canada Holding"). Canada Holding was owned 50% (1,000,000 shares of class A common stock) by third-party Canadian investors unrelated to WebLink International, Inc. and 50% (1,000,000 shares of class B common stock) by WebLink International, Inc.. The common shares have identical economic rights, but voting control of Canada Holding was held by the class A common stockholders as the class A shares have two votes per share. The Company accounted for its investments in PageMart Canada and Canada Holding under the equity method. Such investments were included in Other Current Assets in the Condensed Consolidated Balance Sheets.

         On February 1, 2000, WebLink International, Inc. sold its investments in PageMart Canada to Bell Mobility Paging Inc. ("Bell Mobility"), a wholly-owned subsidiary of Bell Canada. WebLink International, Inc. received cash consideration and Bell Mobility repaid certain intercompany liabilities by providing Canadian roaming credits. The Canadian roaming credits are recorded at present value using an 11 1/4% discount rate. A nonrecurring gain of approximately $3.3 million was recognized on this transaction. The terms of the sale established an exclusive 10-year network relationship with Bell Mobility as the Canadian member of the Company's international network. Concurrently, pursuant to the Agreement Among Stockholders of PageMart Canada dated July 28, 1995, 714,286 shares of class A common stock of the Company were issued in exchange for the 1,000,000 class A common shares held by the third-party Canadian investors in Canada Holding.

8.       LONG-TERM DEBT

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

9.       STOCK OPTION/STOCK PURCHASE PLANS

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

         On February 10, 2000, 1,075,000 shares of phantom stock were granted under the Flexible Incentive Plan with a three year vesting period. The phantom stock is payable in the Company's class A common stock at zero cost to the recipients. Based on the closing market price of $23.8125 reported on The Nasdaq Stock Market ("Nasdaq") on February 10, 2000, these grants have an aggregate market value of $25.6 million. The compensation cost associated with the grants is recorded as amortization of stock compensation over the vesting period. Accordingly, $8.5 million will be incurred in each of 2000, 2001 and 2002 and $2.1 million and $4.3 million was recognized for the three and six months ended June 30, 2000, respectively.

         At the April 5, 2000 annual meeting of stockholders, a proposal to amend the Company's Nonqualified Formula Stock Option Plan for Non-Employee Directors ("Director's Plan") to increase the maximum number of authorized shares of the Company's common stock which may be issued under the Director's Plan by 200,000 to a total of 300,000 shares was adopted.

10.      COMPREHENSIVE INCOME (LOSS)

         In January 1998, the Company adopted the Financial Accounting Standards Board Statement No. 130 - Reporting Comprehensive Income, which establishes standards for reporting comprehensive income and its components within the financial statements. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income components are immaterial for the three and six months ended June 30, 1999 and 2000; therefore, comprehensive income (loss) is the same as net income (loss) for both periods.

11.      RELATED PARTY TRANSACTION

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

12.      REVENUE RECOGNITION

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") which currently must be adopted for the fourth quarter of 2000. SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. The Company is currently assessing the impact of SAB 101.

13.      SEGMENT REPORTING

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

         The Company has allocated equity and long-term debt between its Wireless Data and Traditional Paging Divisions. The methodology the Company follows results in the attribution of the proceeds of each offering based on the specific capital and operating requirements of each division. Free cash flow ("Free Cash Flow"), defined as earnings (loss) before interest, taxes, depreciation and amortization, and amortization of stock compensation ("EBITDA"), less capital expenditures, generated by a division is utilized to reduce its respective debt allocation. As of June 30, 2000, $146.0 million and $180.2 million of equity and $406.4 million and $64.2 million of long-term debt have been allocated to Wireless Data and Traditional Paging, respectively. For the six months ended June 30, 2000, interest expense of $27.6 million and $5.3 million was allocated to Wireless Data and Traditional Paging, respectively.

         The Wireless Data, Traditional Paging and International Divisions each incur, and are charged, direct costs associated with their separate operations. Common costs shared by the divisions are allocated based on the estimated utilization of resources using various factors that attempt to mirror the true economic cost of operating each division. Amortization of stock compensation is allocated equally to the Wireless Data and Traditional Paging Divisions.

         The following table sets forth segment financial information related to the Company's various operations (in thousands):

                                                                     THREE MONTHS ENDED JUNE 30, 1999
                                             --------------------------------------------------------------------------------
                                                                                (UNAUDITED)

                                                                     TRADITIONAL
                                              WIRELESS DATA             PAGING           INTERNATIONAL          CONSOLIDATED
                                             ---------------       ---------------      ---------------       ---------------
Revenues                                     $         3,548       $        80,335      $           165       $        84,048
Operating (loss) income                              (17,681)                9,236                 (118)               (8,563)
Interest expense                                      12,328                 4,102                   --                16,430
Interest income                                          142                     4                   --                   146
Net (loss) income                                    (29,867)                4,980                 (461)              (25,348)
EBITDA                                                (9,553)               20,185                 (118)               10,514
Total assets                                         331,734               151,384                2,866               485,984
Capital expenditures                                   7,302                 4,916                   --                12,218



                                                                     THREE MONTHS ENDED JUNE 30, 2000
                                             --------------------------------------------------------------------------------
                                                                                (UNAUDITED)

                                                                     TRADITIONAL
                                              WIRELESS DATA             PAGING           INTERNATIONAL          CONSOLIDATED
                                             ---------------       ---------------      ---------------       ---------------
Revenues                                     $        12,787       $        69,623      $            52       $        82,462
Operating (loss) income                              (18,344)                8,650                 (175)               (9,869)
Interest expense                                      13,293                 2,416                   --                15,709
Interest income                                          283                   192                   --                   475
Net (loss) income                                    (31,408)                6,273                 (174)              (25,309)
EBITDA                                                (6,880)               19,149                 (175)               12,094
Total assets                                         303,489               130,219                  391               434,099
Capital expenditures                                   8,478                 3,807                   --                12,285



                                                                       SIX MONTHS ENDED JUNE 30, 1999
                                             --------------------------------------------------------------------------------
                                                                                (UNAUDITED)

                                                                     TRADITIONAL
                                              WIRELESS DATA             PAGING           INTERNATIONAL          CONSOLIDATED
                                             ---------------       ---------------      ---------------       ---------------
Revenues                                     $         4,201       $       153,037      $           264       $       157,502
Operating (loss) income                              (33,849)               15,714                 (270)              (18,405)
Interest expense                                      21,987                 9,468                   --                31,455
Interest income                                          347                     4                   --                   351
Net (loss) income                                    (55,489)                6,048               (1,110)              (50,551)
EBITDA                                               (17,996)               37,588                 (270)               19,322
Total assets                                         331,734               151,384                2,866               485,984
Capital expenditures                                  14,123                 9,372                   --                23,495


                                                                     SIX MONTHS ENDED JUNE 30, 2000
                                             --------------------------------------------------------------------------------
                                                                                (UNAUDITED)

                                                                     TRADITIONAL
                                              WIRELESS DATA             PAGING           INTERNATIONAL          CONSOLIDATED
                                             ---------------       ---------------      ---------------       ---------------
Revenues                                     $        19,786       $       140,003      $           138       $       159,927
Operating (loss) income                              (36,071)               18,062                 (333)              (18,342)
Interest expense                                      27,572                 5,321                   --                32,893
Interest income                                          561                   336                   --                   897
(Loss) income before extraordinary item              (65,121)               18,104                 (510)              (47,527)
EBITDA                                               (13,481)               39,067                 (333)               25,253
Total assets                                         303,489               130,219                  391               434,099
Capital expenditures                                  14,568                 6,640                   --                21,208

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the results of operations and financial condition of the Company for the three and six months ended June 30, 1999 and 2000. This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

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

GENERAL

         Through its Wireless Data Division, the Company has constructed and operates a wireless data network which covers approximately 90% of the U.S. population. The Company has incurred significant capital expenditures and expects to incur additional capital expenditures and operating losses associated with the implementation and deployment of its wireless data services. Management does not expect the Wireless Data Division to generate positive EBITDA (defined below) until 2001. Through its Traditional Paging Division, the Company provides paging and other one-way wireless messaging services to its subscribers.

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

         Since commencing operations in 1990, the Company has invested heavily in its wireless communications network and administrative infrastructure in order to establish nationwide coverage, sales offices in major metropolitan areas, centralized customer service call centers and administrative support functions. The Company incurs substantial fixed operating costs related to its wireless communications infrastructure, which is designed to serve a larger subscriber base than the Company currently serves in order to accommodate growth. In addition, the Company incurs costs associated with each new subscriber addition. The Company sustained consolidated operating losses in each year of operations from inception through 1997. Although the Company recognized a $2.5 million operating profit in 1998, the Company sustained an aggregate $32.9 million operating loss from 1997 through 1999 and a $9.9 million and $18.3 million operating loss for the three and six months ended June 30, 2000, respectively. The Wireless Data Division generated operating losses in 1997, 1998, 1999 and the three and six months ended June 30, 2000 and management expects this trend to continue into 2001. In the third quarter of 1997, the Company began generating operating profits in its Traditional Paging Division and management expects this trend to continue through 2001. Nevertheless, the Company expects to incur consolidated operating losses through 2001.

         The Company's strategy is to expand its wireless data subscriber base to increase profitability and cash flow through greater utilization of its nationwide wireless communications network. From January 1, 1992 to June 30, 2000, the number of units in service increased from 52,125 to 2,427,464. This includes 146,809 and 2,280,655 units in service from the Wireless Data Division and Traditional Paging Division, respectively. None of the Company's growth is attributable to acquisitions. The Company intends to achieve unit growth by promoting its wireless data services through its direct sales force, national retail distribution channels, private brand strategic alliances with telecommunication companies and wireless data network alliances with companies such as Arch, Metrocall and Verizon.

         The Company has historically sold, rather than leased, substantially all subscriber units used by its subscribers. As a result, the Company has had much less capital invested in subscriber units than other carriers since it has recouped a substantial portion of subscriber unit costs upon sale to subscribers, retailers and resellers. This has resulted in significantly lower capital expenditures and depreciation expense than if the Company had leased units to its subscribers. In addition, the Company's financial results are much different than other carriers that lease subscriber units because the Company recognizes the cost of subscriber units sold in connection with adding new subscribers at the time of sale rather than capitalizing and depreciating the cost of subscriber units over three years. In addition, the Company's retail distribution strategy results in the recognition of expenses associated with subscriber unit sales and other sales and marketing expenses in advance of new subscribers being added to the base and generating revenues due to the inventory carried by retailers. However, the Company expects to lease a larger proportion of its wireless data subscriber units because of the high cost of wireless data subscriber units compared to traditional paging units. In 1998, 1999 and the six months ended June 30, 2000, the Company's capital expenditures for subscriber units has increased as the result of the Company's increased leased units in wireless data services.

         The Company sells and leases its subscriber units through the following distribution channels: (i) private brand strategic alliances and wireless data network alliances through its Carrier Services Strategic Business Unit ("SBU"),
(ii) third party local resellers through its Reseller SBU, (iii) national and regional retail stores through its National Retail SBU and (iv) direct sales through its Field Sales and National Accounts SBU's. At June 30, 2000, 43% of the Company's domestic units in service originated from the Carrier Services SBU, 23% from the Reseller SBU, 20% from the National Retail SBU and 14% from the Field Sales and the National Accounts SBU's. In the third quarter of 1998, the Company announced the formation of its Wireless Control Systems (formerly Telemetry) SBU. This SBU will begin generating recurring revenues in the third quarter of 2000 as the first units were shipped in June.

         For competitive and marketing reasons, the Company generally sells each new unit to retailers for less than its acquisition cost. The Company's accounting practices result in the loss on sales of equipment being recorded at the time a unit is sold. Units sold by the Company during a given month may exceed units activated and in service due to inventory stocking and distribution strategies of retailers.

         The Company derives its recurring revenue primarily from fixed periodic fees for services. Consequently, the Company's ability to recoup its initial selling and marketing costs, to meet operating expenses and to achieve profitability is dependent on the average length of time that each customer continues to utilize the Company's service, as operating results benefit from the recurring payments of the fixed fees without the incurrence of additional selling expenses by the Company. Conversely, operating results are adversely affected by customer disconnections. Each month a percentage of the Company's existing customers have their service terminated for a variety of reasons, including failure to pay for service, dissatisfaction with service, and switching to a competing service provider. The Company's average monthly disconnection rates for the years ended December 31, 1997, 1998 and 1999 were 2.5%, 3.2% and 3.1%, respectively. For the three months ended June 30, 1999 and 2000, the Company's average disconnection rates were 2.9% and 3.0%, respectively. Average monthly disconnect rates are calculated by dividing (a) the sum of (i) the subscriber disconnections from each of the Carrier Services SBU's strategic alliance partners, to the extent that each partner has net disconnections, (ii) net subscriber disconnections from the local reseller channel, taken as a whole and (iii) subscriber disconnections from all national retail and direct sales channels, by (b) the total number of units in service at the beginning of the period. Disconnect rates are stated as the monthly average of each period presented.

         Approximately 85% of the Company's average revenue per unit ("ARPU") is attributable to fixed fees for airtime, coverage options and features. The remainder is dependent on usage. Management anticipates that the Company's consolidated ARPU will increase as subscriber additions in the Wireless Data Division increase, since wireless data services yield a significantly higher ARPU than traditional paging services. Management anticipates that the Company's Traditional Paging Division's ARPU will remain constant or decline slightly in the foreseeable future.

RESULTS OF OPERATIONS

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

Units in Service

         The Company had 24,416 units in service as of June 30, 1999 compared to 146,809 as of June 30, 2000. Wireless Data net subscriber additions during the fourth quarter of 1999 were 12,574, below the second and third quarter 1999 levels, as they were negatively affected by the unavailability of acceptable two-way subscriber devices from manufacturers. The Company received its first shipments of full two-way wireless data devices in February 2000, contributing to the 32,722 net subscriber additions reported in the first quarter of 2000 and 52,512 net subscriber additions for the second quarter of 2000. The Company received its first Motorola Talkabout T900's in June, 2000 and management expects that wireless data net subscriber additions will increase in the third quarter of 2000 due to the expected increase in marketability of the Talkabout T900, given that Motorola began its advertising campaign in late July 2000.

Revenues

         Revenues for the three and six months ended June 30, 1999 were $3.5 million and $4.2 million, respectively, compared to $12.8 million and $19.8 million for the three and six months ended June 30, 2000, respectively. Recurring revenues for the same periods were $675,000, $882,000, $4.9 million and $9.0 million, respectively. Revenues from equipment sales for the same periods were $2.9 million, $3.3 million, $5.6 million and $7.9 million, respectively. In the first quarter of 2000, Verizon elected to enter the second phase of their network affiliation agreement with the Company and in the second quarter of 2000, the Company completed the construction of a custom network for the U. S. Department of Energy. For the three and six months ended June 30, 2000, network revenue of $2.3 million and $2.9 million, respectively, were recognized. Network revenues are comprised of: (1) NRE fees; (2) construction revenues related to the installation of transmitting and receiving equipment; and (3) non-airtime service revenues. The Company did not recognize any comparable revenue for the three and six months ended June 30, 1999. ARPU was $15.69 for the three months ended June 30, 1999 compared to $13.66 for the three months ended June 30, 2000. Management expects Wireless Data ARPU to vary somewhat throughout 2000 as growth in individual quarters from a low base often reflects a difference in channel mix.

Cost of Equipment Sold

         The cost of equipment sold for the three and six months ended June 30, 1999 was $3.1 million and $3.6 million, respectively, compared to $6.7 million and $9.1 million for the three and six months ended June 30, 2000, respectively. Management expects a larger proportion of new wireless data units will be leased, rather than sold, resulting in lower cost of equipment sold, higher capital expenditures and higher depreciation expense.

Operating Expenses

         Technical expenses were $7.3 million and $13.4 million for the three and six months ended June 30, 1999, respectively, compared to $7.8 million and $14.8 million for the three and six months ended June 30, 2000, respectively. Management expects technical costs to increase in 2000 as the Company plans to add transmitters and receivers to improve and expand its coverage.

         General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for the three and six months ended June 30, 1999 and 2000 were $1.3 million, $2.5 million, $1.4 million and $2.7 million, respectively. As the number of wireless data units in service grows, additional resources will be required to be allocated to support those customers, some of which will be shifted from the Traditional Paging Division. This is expected to cause an increase in general and administrative expenses in the Wireless Data Division.

         Selling expenses for the three and six months ended June 30, 1999 were $1.5 million and $2.7 million, respectively, compared to $3.9 million and $6.6 million for the three and six months ended June 30, 2000, respectively. Management expects to aggressively market wireless data services, and selling expenses are expected to increase as a result. If market growth warrants, selling expenses may increase significantly in the future.

         Depreciation and amortization was $8.1 million and $15.9 million for the three and six months ended June 30, 1999, respectively, compared to $10.4 million and $20.5 million for the three and six months ended June 30, 2000, respectively. The nationwide buildout of the Company's wireless data network was substantially completed in April 1999. As a result, the Company recorded higher depreciation expense in the first and second quarters of 2000.

TRADITIONAL PAGING DIVISION

         The Company provides domestic one-way paging services in its Traditional Paging Division. This division is a mature business requiring only a maintenance level of capital investment and producing EBITDA, operating income and net income. Management expects EBITDA from this division to decline over time. The following discussion analyzes the results of this division's operations, unless otherwise indicated.

Units in Service

         Units in service from domestic one-way paging operations were 2,564,053 and 2,280,655 as of June 30, 1999 and 2000, respectively. In addition, PageMart Canada's units in service were 61,708 at June 30, 1999. As a result of its ownership interest in PageMart Canada, the Company's proportional share of the units in service of PageMart Canada was 37,025 units at June 30, 1999. On February 1, 2000, the Company sold its ownership interest in PageMart Canada; therefore, the Company will no longer report a proportional share of the units in service of PageMart Canada (see Note 7 to the Condensed Consolidated Financial Statements of the Company).

         The Company's one-way operations experienced a net decrease of 106,789 units in service in the second quarter of 2000, which reflects the general market for traditional paging. This continues a trend from 1999. Management believes there is a declining market for traditional one-way paging services, and demand appears to be shifting to the higher quality and greater benefits of wireless data services. Therefore, management expects net subscriber losses to continue in 2000.

Revenues

         Total revenues for the three and six months ended June 30, 1999 and 2000 were $80.3 million, $153.0 million, $69.6 million and $140.0 million, respectively. Recurring revenues for airtime, voice mail and other services for the same periods were $64.0 million, $128.5 million, $58.7 million and $117.7 million, respectively. The decrease in recurring revenue is due primarily to the declining number of subscriber units. Recurring revenues for the second quarter of 2000 were favorably affected by the recognition of $3.8 million of one-time revenues associated with the revision of estimates. Revenues from equipment sales for the three and six months ended June 30, 1999 and 2000 were $16.3 million, $24.5 million, $10.9 million and $22.3 million, respectively. The decrease in equipment revenue in the second quarter is due primarily to a decrease in the average unit sales price resulting from sales of the PerComm Odyssey pager. In the second quarter, the Company began selling the $29 PerComm Odyssey pager to national retail stores across the country. The remainder of the decline is due to the decrease in the market for traditional paging devices.

         The Company's ARPU was $8.38 and $8.39 in the second quarters of 1999 and 2000, respectively. ARPU for the second quarter of 2000 was increased by $0.54 due to the recognition of $3.8 million in one-time revenues. Excluding these one-time revenues, ARPU would have been $7.85 in the second quarter of 2000. The decrease in ARPU, excluding these one-time revenues, from second quarter 1999 levels is principally due to a decrease in subscribers in the National Retail distribution channel, which generally has a higher ARPU. Management expects ARPU to remain constant or decline slightly in the foreseeable future with variations from changes in distribution and product mix.

Cost of Equipment Sold

         The cost of equipment sold for the three and six months ended June 30, 1999 and 2000 was $18.6 million, $28.8 million, $14.1 million and $26.7 million, respectively. The decrease in 2000 was chiefly due to the decrease in the cost of subscriber devices. The Company expects subscriber device costs to decrease throughout 2000. The loss on equipment sold (equipment revenue less cost of equipment sold) is recognized when subscriber devices are shipped to the retailers, usually before the devices are placed into service. The Company has historically sold rather than leased the majority of devices.

Operating Expenses

         Technical expenses were $13.1 million, $25.7 million, $9.3 million and $19.0 million, respectively, for the three and six months ended June 30, 1999 and 2000. The decrease in 2000 was due in part to the decrease in the subscriber base and the maturation of operations. Additionally, management expects on-going technical expenses to slowly decline as resources are transferred to the Wireless Data Division. Based on an average monthly cost per unit in service, technical expenses were $1.72 and $1.33 for the three months ended June 30, 1999 and 2000, and $1.65 and $1.31 for the six months ended June 30, 1999 and 2000, respectively. The per unit decreases were the result of increased operating efficiencies and the transfer of resources to the Wireless Data Division.

         During the second quarter of 2000, the Traditional Paging Division's technical expenses were favorably affected by a $2.1 million reduction related to the execution of interconnection agreements with certain local exchange carriers ("LEC's") as provided in the Telecommunication Act of 1996. The Company expects further favorable financial benefits as agreements are executed with other LEC's. The total reduction for the six months ended June 30, 2000 was $3.6 million.

         General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for the three and six months ended June 30, 1999 and 2000 were $18.1 million, $38.0 million, $18.2 million and $36.6 million, respectively. The decrease was largely due to increased operating efficiencies and the transfer of resources to the Wireless Data Division. On an average cost per month per unit in service basis, general and administrative expenses were $2.37 and $2.60 for the three months ended June 30, 1999 and 2000, and $2.44 and $2.52 for the six months ended June 30, 1999 and 2000, respectively. Management expects general and administrative costs in the Traditional Paging Division to decline as resources are transferred to the Wireless Data Division.

         Selling expenses for the three and six months ended June 30, 1999 and 2000 were $10.3 million, $22.9 million, $8.9 million and $18.6 million, respectively. The decrease is the result of the maturation of operations. Management expects selling expenses to remain relatively constant in the near future. During the three and six months ended June 30, 1999 and 2000, the Company incurred $145,000, $312,000, $85,000 and $166,000, respectively, in selling expenses associated with international operations.

         Depreciation and amortization for the three and six months ended June 30, 1999 and 2000 was $10.9 million, $21.9 million, $9.4 million and $18.9 million, respectively. The decrease resulted from the spending of only maintenance levels in capital expenditures. Depreciation and amortization should remain relatively constant in the future. As an average cost per month per unit in service, depreciation and amortization was $1.43 and $1.41 for the three and six months ended June 30, 1999, and $1.35 and $1.30 for the three and six months ended June 30, 2000, respectively.

CONSOLIDATED

Amortization of Stock Compensation

         On February 10, 2000, 1,075,000 shares of Phantom Stock were granted under the Flexible Incentive Plan with a three year vesting period. Based on the closing market price of $23.8125 reported on Nasdaq on February 10, 2000, these grants have an aggregate market value of $25.6 million. The compensation cost associated with the grants is recorded as amortization of stock compensation over the vesting period. Accordingly, $8.5 million will be incurred in each of 2000, 2001 and 2002 and $2.1 million and $4.3 million was recognized for the three and six months ended June 30, 2000, respectively.

Interest Expense

         Consolidated interest expense increased from $16.4 million and $31.5 million for the three and six months ended June 30, 1999 to $15.7 million and $32.9 million for the three and six months ended June 30, 2000. The increase in 2000 was the result of the increased interest related to the 15% Senior Discount Exchange Notes due 2005 (the "15% Notes"), and the $100 million credit facility with Bankers Trust Company and Morgan Stanley Senior Funding, Inc. (the "Credit Facility") offset somewhat by decreased interest related to the 11 1/4% Notes due to the conversion of $84.5 million accreted value to equity. For the three and six months ended June 30, 1999 and 2000, respectively, interest expense related to the 15% Notes was $7.0 million, $13.7 million, $8.0 million and $15.8 million; to the 11 1/4% Notes, $7.9 million, $15.7 million, $6.4 million and $14.6 million; to a vendor financing arrangement, $104,000, $352,000 $0 and $0; and to the Credit Facility, $1.2 million, $1.3 million, $1.2 million and $2.3 million.

Net Loss

         The Company sustained a consolidated loss for the three and six months ended June 30, 1999 of $25.3 million and $50.6 million, respectively. For the three and six months ended June 30, 2000, the Company sustained a consolidated net loss before an extraordinary item of $25.3 million and $47.5 million, respectively, including a $3.3 million gain recognized from the sale of the Company's investment in its Canadian affiliate in the first quarter (see Note 7 to the Condensed Consolidated Financial Statements of the Company). A one-time extraordinary gain of $2.3 million was recognized in the first quarter of 2000 in conjunction with the early retirement of $84.5 million accreted value of the 11 1/4% Notes. Including the extraordinary item, the Company's consolidated net loss was $25.3 million and $45.2 million for the three and six months ended June 30, 2000, respectively.

Divisional Allocations

         The Company has allocated long-term debt between its Wireless Data and Traditional Paging Divisions. The methodology the Company follows results in the attribution of the proceeds of each offering based on the specific capital and operating requirements of each division. Free Cash Flow, defined as EBITDA less capital expenditures, ("Free Cash Flow") generated by a division is utilized to reduce its respective debt allocation. As of June 30, 2000, $146.0 million and $180.2 million of equity and $406.2 million and $64.2 million of long-term debt has been allocated to the Wireless Data and Traditional Paging Divisions, respectively.

         The Wireless Data, Traditional Paging and International Divisions each incur, and are charged, direct costs associated with their separate operations. Common costs shared by the divisions are allocated based on the estimated utilization of resources using various factors that attempt to mirror the true economic cost of operating each division. Amortization of stock compensation is allocated equally to the Wireless Data and Traditional Paging Divisions.

SELECTED QUARTERLY RESULTS OF OPERATIONS

         The tables below set forth management's presentation of the results of the Wireless Data and Traditional Paging Divisions' operations and other data on a quarterly basis for the six most recent fiscal quarters. This presentation should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this report and the Company's quarterly reports on Form 10-Q for the corresponding periods below, and should not be considered in isolation or as an alternative to results of operations that are presented in accordance with GAAP.

      WIRELESS DATA DIVISION

                                     ============================================================================================
                                                                          THREE MONTHS ENDED
                                     --------------------------------------------------------------------------------------------

                                       Mar. 31,        Jun. 30,       Sept. 30,       Dec. 31,         Mar. 31,        June 30,
                                         1999            1999            1999            1999            2000            2000
                                     ------------    ------------    ------------    ------------    ------------    ------------
                                                                               (Unaudited)

Recurring revenues                   $        207    $        675    $      1,811    $      2,809    $      4,049    $      4,939
Network revenues                               --              --              --              --             654           2,253
Equipment revenues                            446           2,873           3,760             806           2,296           5,595
                                     ------------    ------------    ------------    ------------    ------------    ------------
                                              653           3,548           5,571           3,615           6,999          12,787

Cost of equipment sold                        574           3,053           3,725             942           2,486           6,662
                                     ------------    ------------    ------------    ------------    ------------    ------------

Net revenues                                   79             495           1,846           2,673           4,513           6,125

Technical expenses                          6,144           7,297           6,818           6,736           7,077           7,764
General and administrative                  1,195           1,270           1,445           1,804           1,307           1,383
expenses
Selling expenses                            1,183           1,481           1,537           1,927           2,730           3,858
Depreciation and amortization               7,725           8,128           9,390           9,951          10,059          10,398
Amortization of stock compensation             --              --              --              --           1,067           1,066
                                     ------------    ------------    ------------    ------------    ------------    ------------

Operating loss (EBIT)                $    (16,168)   $    (17,681)   $    (17,344)   $    (17,745)   $    (17,727)   $    (18,344)
                                     ============    ============    ============    ============    ============    ============

EBITDA(1)                            $     (8,443)   $     (9,553)   $     (7,954)   $     (7,794)   $     (6,601)   $     (6,880)
                                     ============    ============    ============    ============    ============    ============

Other data:

Ending units in service                     4,259          24,416          49,001          61,575          94,297         146,809
ARPU(2)                              $      27.37    $      15.69    $      16.44    $      16.94    $      17.32    $      13.66

----------
(1) Earnings (loss) before interest, taxes, depreciation and amortization, and amortization of stock compensation.

(2) Calculated by dividing recurring revenues for the quarter by the simple average number of units in service during that quarter. Stated as the monthly average for the quarter.

      TRADITIONAL PAGING DIVISION

                                                                       THREE MONTHS ENDED
                                     ----------------------------------------------------------------------------------

                                       March 31,     June 30,      Sept. 30,     Dec. 31,      March 31,      June 30,
                                         1999          1999          1999          1999          2000          2000
                                     ------------  ------------  ------------  ------------  ------------  ------------
                                                                          (Unaudited)

Recurring revenues                   $     64,516  $     64,006  $     64,549  $     62,029  $     58,964  $     58,744
Equipment revenues                          8,186        16,329        17,052        14,514        11,416        10,879
                                     ------------  ------------  ------------  ------------  ------------  ------------
                                           72,702        80,335        81,601        76,543        70,380        69,623

Cost of equipment sold                     10,269        18,556        18,827        15,656        12,626        14,115
                                     ------------  ------------  ------------  ------------  ------------  ------------

Net revenues                               62,433        61,779        62,774        60,887        57,754        55,508

Technical expenses                         12,571        13,146        12,674        11,229         9,654         9,297
General and administrative                 19,883        18,102        18,809        18,211        18,448        18,199
expenses
Selling expenses                           12,576        10,346        10,315        10,411         9,734         8,863
Depreciation and amortization              10,925        10,949        10,572        10,507         9,439         9,433
Amortization of stock compensation             --            --            --            --         1,067         1,066
                                     ------------  ------------  ------------  ------------  ------------  ------------

Operating income (EBIT)              $      6,478  $      9,236  $     10,404  $     10,529  $      9,412  $      8,650
                                     ============  ============  ============  ============  ============  ============

EBITDA(1)                            $     17,403  $     20,185  $     20,976  $     21,036   $19,918 (4)   $19,149 (5)
                                     ============  ============  ============  ============  ============  ============

Other data:

EBIT margin(2)                               10.4%         15.0%         16.6%         17.3%         16.3%         15.6%
EBITDA margin(2)                             27.9%         32.7%         33.4%         34.5%         34.5%         34.5%

Ending units in service                 2,527,595     2,564,053     2,622,530     2,559,353     2,387,444     2,280,655
ARPU(3)                              $       8.36  $       8.38  $       8.30  $       7.98  $       7.95  $       8.39

----------
(1) Earnings (loss) before interest, taxes, depreciation and amortization, and amortization of stock compensation.

(2)  Calculated by dividing quarterly EBIT or EBITDA by net revenues.

(3) Calculated by dividing recurring revenues for the quarter by the simple average number of units in service during that quarter. Stated as the monthly average for the quarter.

(4) Excluding comparable items to those listed in footnote (5), EBITDA would have been $17.7 million for the quarter.

(5) Excluding one-time revenues, reductions in technical expense associated with the Telecommunications Act of 1996, and the increased equipment losses associated with the PerComm launch, EBITDA would have been $14.8 million for the quarter.

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

         Capital expenditures were $23.5 million and $21.2 million for the six months ended June 30, 1999 and 2000, respectively. The Company committed to purchase $40 million in network infrastructure equipment and ReFLEX25 wireless data subscriber units from Motorola from December 1, 1995 to June 30, 2001. The Company fully met this commitment in the first quarter of 2000.

         The Company's net cash provided by operating activities for the six months ended June 30, 1999 and 2000 was $6.5 million and $9.4 million. Net cash used in investing activities was $22.5 million and $18.6 million, respectively, and was primarily for capital expenditures. Net cash provided by financing activities was $12.3 million and $8.1 million, respectively. Cash provided by financing activities in 1999 resulted primarily from the borrowing of $25.0 million under the Company's Credit Facility. Cash provided by financing activities in 2000 primarily resulted from the proceeds received from the issuance of common stock under the Company's stock option plan.

         The 11 1/4% Notes, which are unsecured senior subordinated obligations of the Company, mature in 2008 and were issued at a substantial discount from their principal amount at maturity. In March 2000, the Company issued 3.8 million shares of its class A common stock in exchange for $84.5 million accreted value ($115.9 million maturity value) of the 11 1/4% Notes. The accretion of original issue discount on the 11 1/4% Notes will cause an increase in indebtedness, after the exchange transaction, from June 30, 2000 to February 1, 2003 of $77.8 million. From and after August 1, 2003, interest on the 11 1/4% Notes will be payable semiannually, in cash.

         The 15% Notes, which are unsecured senior obligations of the Company, mature in 2005 and were issued at a substantial discount from their principal amount at maturity. The 15% Notes were fully accreted by February 1, 2000. From and after August 1, 2000, interest on the 15% Notes will be payable semiannually, in cash. The Company has paid the August 1, 2000 interest payment. Management believes it has the necessary resources, including availability under the Credit Facility, to meet the cash requirements of the interest payment in February 2001.

         In March 1997, the Company entered into a vendor financing arrangement with an infrastructure vendor (the "Vendor Financing Arrangement"), providing for the financing of infrastructure and other equipment over a period of 60 months up to a maximum aggregate amount of $30 million. Borrowings under the Vendor Financing Arrangement are available until December 31, 2000 and are secured by the equipment purchased. The interest rate applicable to such financing is equal to the sum of 7% and the London interbank offered rate ("LIBOR") as published in The Wall Street Journal for three-month maturities or the sum of 4.25% and the U.S. prime rate of interest as published in The Wall Street Journal. As of June 30, 2000, the Company had no amounts outstanding under the Vendor Financing Arrangement.

         In March 1999, the Company entered into the Credit Facility which provides for $75 million of multi-draw term loans (the "Term Loans") and $25 million of revolving loans (the "Revolving Loans"). On March 24, 1999, the Company borrowed $25 million in Term Loans under the Credit Facility, of which approximately $12 million was used to repay amounts outstanding under the Vendor Financing Arrangement and to fund the fees and expenses of the Credit Facility. As of June 30, 2000, total availability under the Credit Facility was $100 million, of which $25 million was outstanding in the form of Term Loans. The Credit Facility bears interest at the U.S. prime rate plus 2.75% or at LIBOR plus 3.75%. The weighted average interest rate on the amounts borrowed for the period from January 1, 2000 to June 30, 2000 was 10.21%.

         As of June 30, 2000, the Company's indebtedness was $238.3 million under the 11 1/4% Notes, $207.3 million under the 15% Notes and $25 million under the Credit Facility.

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

         During 1999, the Company reported $45.4 million of consolidated EBITDA and $45.7 million of consolidated capital expenditures. The Company anticipates that the Wireless Data Division will require approximately $55 to $70 million of capital to fund operations and capital expenditures during 2000, funded principally by the Free Cash Flow from the Traditional Paging Division during 2000. The Traditional Paging Division is expected to generate $60 to $75 million of EBITDA and require approximately $10 million of capital expenditures in 2000.

         As of June 30, 2000, the Company had approximately $9.3 million in cash and cash equivalents. At June 30, 2000, borrowings available under the Vendor Financing Arrangement were $30 million and under the Credit Facility were $75 million. The Company anticipates that its cash balance and amounts available under the Vendor Financing Arrangement and Credit Facility, combined with the Free Cash Flow from the Company's Traditional Paging Division, will be sufficient to fund the Company's consolidated operations, capital expenditures and all cash interest costs through 2000. The Company will borrow further on its Credit Facility and the vendor financing arrangement in the second half of this year.

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

         The Credit Facility bears interest at the U.S. prime rate plus 2.75% or at LIBOR plus 3.75%. Therefore, the Credit Facility is subject to short-term interest rate risk. At June 30, 2000, the balance outstanding under the Credit Facility was $25.0 million. Consequently, a 100 basis point increase in the U.S. prime rate or LIBOR would result in a $250,000 increase in interest expense over a twelve month period.

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

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Company's Annual Meeting of Stockholders held on April 5, 2000, the following proposals were adopted by the vote specified below:

                                                                 WITHHELD /
               PROPOSAL                           FOR             AGAINST         ABSTAIN       BROKER NONVOTES
-----------------------------------------     ------------     ------------     ------------    ---------------
1) Election of directors:
   a) Leigh J. Abramson                         34,438,951           99,030               --               --
   b) Albert C. Black Jr                        34,446,951           91,030               --               --
   c) John D. Beletic                           34,440,501           97,480               --               --
   d) Guy L. de Chazal                          34,438,951           99,030               --               --
   e) Steven B. Dodge                           34,447,351           90,630               --               --
   f) Michael C. Hoffman                        34,439,101           98,880               --               --
   g) Pamela D.A. Reeve                         34,447,501           90,480               --               --

2) Approval of proposal to adopt the 2000
   Flexible Incentive Plan                      26,304,657        8,178,677           54,647               --

3) Approval of an amendment to the
   Company's Nonqualified Formula Stock
   Option Plan for Non-Employee Directors
   to increase the maximum number of
   authorized shares of the Company's
   common stock which may be issued under
   the Nonqualified Formula Stock Option
   Plan for Non-Employee Directors by
   200,000 for a total of 300,000 shares        27,907,086        5,892,913           55,668               --

4) Ratification of Arthur Andersen LLP as
   independent public accountants               34,475,638           23,520           38,823               --


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











                            WEBLINK WIRELESS, INC.




AUGUST 14, 2000             BY:  /s/JOHN D. BELETIC
                               ------------------------------------------------
                            JOHN D. BELETIC
                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER







AUGUST 14, 2000             BY:  /s/JOHN R. HAUGE
                               ------------------------------------------------
                            JOHN R. HAUGE
                            VICE PRESIDENT, FINANCE
                            CHIEF FINANCIAL OFFICER AND TREASURER
                            (PRINCIPAL FINANCIAL AND CHIEF ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

       EXHIBIT
        NUMBER    DESCRIPTION
        -------   -----------

         11.1* Statement regarding computation of per share earnings (loss) for the three months ended June 30, 2000



         11.2* Statement regarding computation of per share earnings (loss) for the three months ended June 30, 1999



         11.3* Statement regarding computation of per share earnings (loss) for the six months ended June 30, 2000



         11.4* Statement regarding computation of per share earnings (loss) for the six months ended June 30, 1999



         12.1*    Computation of ratio of earnings to fixed charges



         27.1*    Financial Data Schedule






* Filed herewith