Form 10-Q
period 2000-09-30
WEBLINK WIRELESS INC
filed 2000-11-14
CIK 947268

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

As of November 1, 2000, there were 42,546,289, 3,809,363, and 131,250 shares of the registrant's class A, class B and class D common stock outstanding, respectively. There were no shares of the registrant's class C common stock outstanding at November 1, 2000.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                                                           PAGE
                                                                                                           ----
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 1999
              and September 30, 2000.........................................................................3

         Condensed Consolidated Statements of Operations for the Three and Nine
              Months Ended September 30, 1999 and 2000.......................................................4

         Condensed Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 1999 and 2000.......................................................5

         Notes to Condensed Consolidated Financial Statements................................................6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................................................11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................................19


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................20

Item 2.  Changes in Securities and Use of Proceeds..........................................................20

Item 3.  Defaults Upon Senior Securities....................................................................20

Item 4.  Submission of Matters to a Vote of Security Holders................................................20

Item 5.  Other Information..................................................................................20

Item 6.  Exhibits and Reports on Form 8-K...................................................................20

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                                December 31,      Sept. 30,
                                                                                    1999            2000
                                                                                ------------    ------------
                                                                                                (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                  $     10,440    $     10,479
     Accounts receivable, net                                                         39,857          35,416
     Inventories                                                                       5,941          14,947
     Product sold subject to right of return                                              --           4,711
     Other current assets, net                                                         7,657           8,041
                                                                                ------------    ------------
          Total current assets                                                        63,895          73,594

Property and equipment, net                                                          245,596         222,378

Narrowband licenses, net                                                             129,228         126,733

Other assets                                                                          13,211          17,075
                                                                                ------------    ------------
          Total assets                                                          $    451,930    $    439,780
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Accounts payable                                                           $     21,918    $     31,858
     Deferred revenue                                                                 54,836          40,475
     Current maturities of long-term debt                                                 --          23,000
     Other current liabilities                                                        24,772          30,822
                                                                                ------------    ------------
          Total current liabilities                                                  101,526         126,155

Long-term debt                                                                       538,185         477,240

Other long-term liabilities                                                              659             172

Commitments and contingencies

Stockholders' (deficit) equity:
     Common stock, $.0001 par value per share, 75,000,000 shares authorized
       40,772,267 issued and 40,764,267 outstanding at December 31, 1999, and
       46,475,900 shares
       issued and 46,467,900 outstanding at September 30, 2000                             4               5
     Treasury stock, at cost, 8,000 shares at December 31, 1999 and
        September 30, 2000                                                               (68)            (68)
     Additional paid-in capital                                                      229,847         349,641
     Accumulated deficit                                                            (417,758)       (493,923)
     Stock subscriptions receivable                                                     (465)           (244)
     Deferred compensation                                                                --         (19,198)
                                                                                ------------    ------------
          Total stockholders' (deficit) equity                                      (188,440)       (163,787)
                                                                                ------------    ------------
          Total liabilities and stockholders' (deficit) equity                  $    451,930    $    439,780
                                                                                ============    ============



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                              Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                                              ----------------------------    ----------------------------
                                                  1999            2000            1999            2000
                                              ------------    ------------    ------------    ------------
Revenues:
     Recurring revenues                       $     66,360    $     58,988    $    195,764    $    185,684
     Network revenues                                   --             800              --           3,707
     Equipment revenues                             20,908          12,761          49,006          43,085
                                              ------------    ------------    ------------    ------------
           Total revenues                           87,268          72,549         244,770         232,476

Cost of equipment sold                              22,593          19,377          55,267          55,571
                                              ------------    ------------    ------------    ------------

                                                    64,675          53,172         189,503         176,905

Operating expenses:
     Technical                                      19,492          14,789          58,650          48,581
     General and administrative                     20,254          18,027          60,704          57,364
     Selling                                        12,008          13,354          37,906          38,705
     Depreciation and amortization                  19,962          19,821          57,689          59,150
     Amortization of stock compensation                 --           2,134              --           6,400
                                              ------------    ------------    ------------    ------------
           Total operating expenses                 71,716          68,125         214,949         210,200
                                              ------------    ------------    ------------    ------------

           Operating income (loss)                  (7,041)        (14,953)        (25,446)        (33,295)

Other (income) expense:
     Interest expense                               16,722          16,075          48,177          48,968
     Interest income                                  (110)           (160)           (461)         (1,057)
     Gain on sale of Canadian affliate                  --              --              --          (3,331)
     Other                                             590              92           1,632             612
                                              ------------    ------------    ------------    ------------
           Total other (income) expense             17,202          16,007          49,348          45,192
                                              ------------    ------------    ------------    ------------

Loss before extraordinary item                     (24,243)        (30,960)        (74,794)        (78,487)
Extraordinary item:
     Gain from early extinguishment of debt             --              --              --           2,322
                                              ------------    ------------    ------------    ------------
Net loss                                      $    (24,243)   $    (30,960)   $    (74,794)   $    (76,165)
                                              ============    ============    ============    ============

Net loss per share:
     (basic and diluted)
     Loss before extraordinary item           $      (0.60)   $      (0.68)   $      (1.85)   $      (1.74)
     Extraordinary gain                                 --              --              --            0.05
                                              ------------    ------------    ------------    ------------
     Net loss                                 $      (0.60)   $      (0.68)   $      (1.85)   $      (1.69)
                                              ============    ============    ============    ============

Weighted average number
  of shares outstanding
     (basic and diluted)                            40,525          46,441          40,435          45,189
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

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------
                                                                                       1999            2000
                                                                                  -------------    --------------
Cash flows from operating activities:
    Net loss                                                                       $    (74,794)   $    (76,165)
    Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
         Extraordinary gain                                                                  --          (2,322)
         Depreciation and amortization                                                   57,689          59,150
         Amortization of stock compensation                                                  --           6,400
         Provision for bad debts                                                          5,352           7,426
         Loss on sale of property and equipment                                              --             526
         Gain on sale of Canadian affiliate                                                  --          (3,331)
         Accretion of discount on senior discount notes                                  43,604          23,043
         Amortization of deferred debt issuance costs                                     1,378           1,504
         Utilization of Canadian roaming credits                                             --             576
    Changes in certain assets and liabilities:
        Increase in accounts receivable                                                 (18,586)         (2,985)
        (Increase) decrease in inventories                                                3,703          (9,006)
        Increase in product sold subject to right of return                                  --          (4,711)
        (Increase) decrease in other current assets                                       1,724            (960)
        (Increase) decrease in other assets                                                  68          (1,065)
        Increase (decrease) in accounts payable                                          (4,845)          9,940
        Decrease in deferred revenue                                                     (6,805)        (14,361)
        Increase in other current liabilities                                             2,007           6,050
                                                                                   ------------    ------------
             Net cash provided by (used in) operating activities                         10,495            (291)
                                                                                   ------------    ------------

Cash flows from investing activities:
    Purchases of property and equipment                                                 (35,397)        (33,763)
    Sale of short-term investments                                                        1,000              --
    Proceeds from the sale of property and equipment                                         --              51
    Proceeds from the sale of Canadian affiliate                                             --           2,560
    Other                                                                                   (42)            (27)
                                                                                   ------------    ------------
             Net cash used in investing activities                                      (34,439)        (31,179)
                                                                                   ------------    ------------

Cash flows from financing activities:
    Proceeds from issuance of common stock under
       the stock option plan                                                                529           8,288
    Payments of stock subscriptions receivable                                               31             221
    Deferred debt issuance costs                                                         (3,202)             --
    Borrowings under the Credit Facility                                                 25,000          23,000
    Borrowings on the vendor financing arrangement                                          539              --
    Payments on the vendor financing arrangement                                        (10,224)             --
                                                                                   ------------    ------------
             Net cash provided by financing activities                                   12,673          31,509
                                                                                   ------------    ------------

Net increase (decrease) in cash and cash equivalents                                    (11,271)             39

Cash and cash equivalents, beginning of period                                           17,476          10,440

                                                                                   ------------    ------------
Cash and cash equivalents, end of period                                           $      6,205    $     10,479
                                                                                   ============    ============

Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest                                                                   $      2,178    $     18,753
        Taxes                                                                                --              --

Supplemental schedule of noncash investing and financing activities:
    Common stock issued in exchange for 11 1/4% Senior Subordinated
        Discount Exchange Notes                                                    $         --    $     81,005
    Write-off of deferred debt issuance costs-11 1/4% Notes, net                             --           1,148
    Early extinguishment of 11 1/4% Senior Subordinated Discount Exchange Notes,
        at accreted value                                                                    --          84,475
    Equity conversion related to unconsolidated subsidiary                                   --           3,482
    Phantom stock awards                                                                     --          25,598
    Issuance of warrants to strategic partner                                                --           1,422



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

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

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1999. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

3.   REVENUE RECOGNITION

NETWORK REVENUES AND NONRECURRING ENGINEERING FEE

     The Company has entered into agreements with Arch Communications Group, Inc. ("Arch"), Metrocall, Inc. ("Metrocall") and Verizon Paging ("Verizon", formerly known as AirTouch Paging). The agreements are organized into two phases. Currently, Arch, Metrocall and Verizon are marketing their switch-based wireless data services utilizing the Company's wireless data network. During the second phase, Arch, Metrocall and Verizon will install their own networks leveraging the Company's infrastructure and sites. Under these agreements, the companies share certain capital and operating expenses, which will significantly lower costs for those companies. Verizon elected to enter the second phase of the agreement in a limited part of the United States in January of 2000. As part of the agreements, the companies have agreed to pay a non-recurring engineering fee ("NRE"), which represents access to WebLink's technology for constructing a two-way wireless data network. This fee will be recognized by the Company on a straight-line basis as network revenues over the period from the election date for the second phase to the end of the contract. As part of the Verizon agreement, the Company pays Verizon an NRE for the use of some of its sites, which is recognized on a straight-line basis over a similar period as technical expense.

     Network revenues are comprised of: (1) NRE fees, (2) construction revenues related to the installation of transmitting and receiving equipment and (3) non-airtime service revenues.

SAB 101

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which currently must be adopted for the fourth quarter of 2000. SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. The Company is currently completing its assessment of the impact of SAB 101 and does not believe that SAB 101 will significantly affect the Company.

EITF 00-14

     In accordance with EITF 00-14 Accounting for Certain Sales Incentives ("EITF 00-14"), sales incentives incurred in prior periods will be reclassified as a reduction in revenues from selling expense beginning in the fourth quarter of 2000.

SALES INCENTIVES AND REBATES

     During the third quarter of 2000, the Company initiated its national retail sales efforts for the new Motorola Talkabout T900 product. This sales program includes certain sales incentives paid to retailers when the product is sold by the retailer. These sales incentives, which result in a loss on the product, are recorded as a reduction to equipment revenue in the period the products are shipped to retailers, which is consistent with the recently released EITF 00-14. However, due to the newness of this product and the nature of the arrangements with national retailers, the Company is not recognizing revenue on these units until the retailers sell them to consumers. Hence, equipment revenue received from the retailer is recorded as deferred revenue until the device is sold to the consumer. Likewise, product sold subject to the right of return by the retailer is recorded as an asset until sale to the consumer. The Company recorded $4.3 million of sales incentives for units held in retailers' inventory at September 30, 2000. All consumer rebates are recorded upon activation by the customer as a liability based on the Company's estimated redemption rate. The liability is recognized as a reduction of airtime revenue over the service period commitment.

4.   EARNINGS PER SHARE

     Net loss per share amounts reflected on the Condensed Consolidated Statements of Operations are based upon the weighted average number of common shares outstanding. Under the provisions of Statement of Financial Accounting Standards No. 128 -- Earnings per Share, dilutive securities are excluded from the calculation of earnings per share when there is a net loss because their inclusion would be anti-dilutive. The securities listed below were not included in the computation of dilutive loss per share for the three and nine months ended September 30, 1999 and 2000, since the effect from the conversion would be anti-dilutive.

                                   SEPTEMBER 30, 1999   SEPTEMBER 30, 2000
                                   ------------------   ------------------
                   Stock Options            5,613,640            6,678,726
                   Phantom Stock                   --            1,075,000
                   Warrants                   640,758            1,134,088
                                   ------------------   ------------------
                                            6,254,398            8,887,814
                                   ==================   ==================

5.   INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     Effective November 15, 1995, WebLink International, Inc. (formerly PageMart International, Inc.) purchased 200,000 shares of common stock of PageMart Canada Limited ("PageMart Canada") which represented 20% of the ownership of PageMart Canada. The remaining 800,000 shares were held by PageMart Canada Holding Corporation ("Canada Holding"). Canada Holding was owned 50% (1,000,000 shares of class A common stock) by third-party Canadian investors unrelated to WebLink International, Inc. and 50% (1,000,000 shares of class B common stock) by WebLink International, Inc. The common shares had identical economic rights, but voting control of Canada Holding was held by the class A common stockholders as the class A shares had two votes per share. The Company accounted for its investments in PageMart Canada and Canada Holding under the equity method. Such investments were included in Other Current Assets in the Condensed Consolidated Balance Sheets.

     On February 1, 2000, WebLink International, Inc. sold its investments in PageMart Canada to Bell Mobility Paging Inc. ("Bell Mobility"), a wholly-owned subsidiary of Bell Canada. WebLink International, Inc. received cash consideration and Bell Mobility repaid certain intercompany liabilities by providing Canadian roaming credits. The Canadian roaming credits are recorded at present value using an 11 1/4% discount rate. A nonrecurring gain of approximately $3.3 million was recognized on this transaction. The terms of the sale established an exclusive 10-year network relationship with Bell Mobility as the Canadian member of the Company's international network. Concurrently, pursuant to the Agreement Among Stockholders of PageMart Canada dated July 28, 1995, 714,286 shares of class A common stock of WebLink were issued in exchange for the 1,000,000 class A common shares held by the third-party Canadian investors in Canada Holding.

6.   LONG-TERM DEBT

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

     In September 2000, the March 1997 vendor financing agreement was amended to reduce the amount of financing available through December 31, 2000 to $10 million.

     The Company's $100 million credit facility with Bankers Trust Company and Morgan Stanley Senior Funding, Inc. (the "Credit Facility") contains financial covenants based on its traditional paging business. As wireless data emerges as the Company's primary business, traditional paging units in service are declining. Due to that decline, the Company expects that, after the close of the fourth quarter of this year, it will not be in compliance with certain covenants in its Credit Facility related to the traditional paging business. The Company has begun discussions with its banks to modify the covenants to reflect more fully the importance of its wireless data business.

7.   COMMITMENTS AND CONTINGENCIES

     On September 29, 2000, the Company entered into a volume purchase agreement with Glenayre Electronics, Inc. (the "Volume Purchase Agreement") for the purchase or license of $20.8 million in wireless network infrastructure equipment and software through December 31, 2001. This equipment and software will allow the Company to expand its wireless data network capacity and increase data speeds in the system enabling the Company to serve a larger base of subscribers.

8.   WARRANTS

     In September 2000, the Company signed an agreement with Yahoo! Inc. ("Yahoo!"). Under the terms of the agreement, both companies will contribute engineering resources and will collaborate technically to combine the Company's nationwide packet data network with Yahoo!'s messaging and service network. Yahoo! will feature the Company as a merchant in Yahoo! Shopping. The Company will purchase online advertising to promote the sale of the Company's devices in a campaign scheduled to run throughout the Yahoo! network over the course of the next two years. The Company will sell Yahoo!-WebLink Wireless co-branded 2-way devices. Yahoo! will receive revenue sharing in sales of such 2-way devices and in sales of the Company's service.

     In conjunction with this agreement, the Company issued a warrant to Yahoo! to purchase 500,000 shares of the Company's class A common stock at an exercise price of $9.60 a share. The Company followed the accounting outlined in EITF 96-18, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation, to account for the warrant. The warrant is separated into three tranches. The first tranche is fully exercisable with respect to 200,000 shares upon issuance. The second and third tranches become exercisable upon the achievement of certain performance objectives. Due to the performance characteristics of the second and third tranches and the contingent nature of that performance, the fair value of the warrant associated with these shares can not be presently assessed. Once the measurement date is attained, the shares vesting under this warrant will be accounted for using variable plan accounting. The first tranche was valued at $1.4 million using the Black-Scholes option-pricing model and recorded as an intangible asset. As of September 30, 2000, approximately $40,000 was expensed as amortization expense in association with the warrant for the period. The remainder of the amount capitalized will be amortized over the remaining term of the agreement.

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

     On February 10, 2000, 1,075,000 shares of phantom stock were granted under the Flexible Incentive Plan with a three year vesting period. The phantom stock is payable in the Company's class A common stock at zero cost to the recipients. Based on the closing market price of $23.8125 reported on The Nasdaq Stock Market ("Nasdaq") on February 10, 2000, these grants have an aggregate market value of $25.6 million. The compensation cost associated with the grants is recorded as amortization of stock compensation over the vesting period. Accordingly, $8.5 million will be incurred in each of 2000, 2001 and 2002 and $2.1 million and $6.4 million was recognized for the three and nine months ended September 30, 2000, respectively.

     At the April 5, 2000 annual meeting of stockholders, a proposal to amend the Company's Nonqualified Formula Stock Option Plan for Non-Employee Directors ("Director's Plan") to increase the maximum number of authorized shares of the Company's common stock which may be issued under the Director's Plan by 200,000 to a total of 300,000 shares was adopted.

10.  COMPREHENSIVE INCOME (LOSS)

     In January 1998, the Company adopted the Financial Accounting Standards Board Statement No. 130 - Reporting Comprehensive Income, which establishes standards for reporting comprehensive income and its components within the financial statements. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income components are immaterial for the three and nine months ended September 30, 1999 and 2000; therefore, comprehensive income (loss) is the same as net income (loss) for both periods.

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

     The Company has allocated equity and long-term debt between its Wireless Data and Traditional Paging Divisions. The methodology the Company follows results in the attribution of the proceeds of each offering based on the specific capital and operating requirements of each division. Free cash flow ("Free Cash Flow"), defined as earnings (loss) before interest, taxes, depreciation and amortization, and amortization of stock compensation ("EBITDA"), less capital expenditures, generated by a division is utilized to reduce its respective debt allocation. As of September 30, 2000, $148.7 million and $181.4 million of equity and $455.4 million and $44.8 million of long-term debt have been allocated to Wireless Data and Traditional Paging, respectively. For the nine months ended September 30, 2000, interest expense of $41.5 million and $7.5 million was allocated to Wireless Data and Traditional Paging, respectively.

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

     The following table sets forth segment financial information related to the Company's various operations (in thousands):


                                                THREE MONTHS ENDED SEPTEMBER 30, 1999
                                  -------------------------------------------------------------------
                                                              (UNAUDITED)

                                                     TRADITIONAL
                                  WIRELESS DATA         PAGING       INTERNATIONAL      CONSOLIDATED
                                  --------------    --------------   --------------    --------------
        Revenues                  $        5,571    $       81,601   $           96    $       87,268
        Operating (loss) income          (17,344)           10,404             (101)           (7,041)
        Interest expense                  12,817             3,905               --            16,722
        Interest income                       91                19               --               110
        Net (loss) income                (30,070)            6,492             (665)          (24,243)
        EBITDA                            (7,954)           20,976             (101)           12,921
        Total assets                     329,662           136,569            2,866           469,097
        Capital expenditures               7,645             4,257               --            11,902


                                                THREE MONTHS ENDED SEPTEMBER 30, 2000
                                  -------------------------------------------------------------------
                                                             (UNAUDITED)

                                                     TRADITIONAL
                                  WIRELESS DATA         PAGING       INTERNATIONAL      CONSOLIDATED
                                  --------------    --------------   --------------    --------------
        Revenues                  $       10,781    $       61,739   $           29    $       72,549
        Operating (loss) income          (26,051)           11,255             (157)          (14,953)
        Interest expense                  13,892             2,183               --            16,075
        Interest income                      160                --               --               160
        Net (loss) income                (39,817)            9,014             (157)          (30,960)
        EBITDA                           (14,143)           21,302             (157)            7,002
        Total assets                     300,995           138,394              391           439,780
        Capital expenditures              11,499             1,056               --            12,555


                                                  NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  -------------------------------------------------------------------
                                                              (UNAUDITED)

                                                     TRADITIONAL
                                  WIRELESS DATA         PAGING       INTERNATIONAL      CONSOLIDATED
                                  --------------    --------------   --------------    --------------
        Revenues                  $        9,772    $      234,638   $          360    $      244,770
        Operating (loss) income          (51,193)           26,118             (371)          (25,446)
        Interest expense                  34,804            13,373               --            48,177
        Interest income                      438                23               --               461
        Net (loss) income                (85,559)           12,540           (1,775)          (74,794)
        EBITDA                           (25,950)           58,564             (371)           32,243
        Total assets                     329,662           136,569            2,866           469,097
        Capital expenditures              21,768            13,629               --            35,397


                                                  NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  -------------------------------------------------------------------
                                                              (UNAUDITED)

                                                     TRADITIONAL
                                   WIRELESS DATA        PAGING       INTERNATIONAL      CONSOLIDATED
                                  --------------    --------------   --------------    --------------
        Revenues                  $       30,567    $      201,742   $          167    $      232,476
        Operating (loss) income          (62,122)           29,317             (490)          (33,295)
        Interest expense                  41,464             7,504               --            48,968
        Interest income                      721               336               --             1,057
        (Loss) income before
           extraordinary item           (104,938)           27,118             (667)          (78,487)
        EBITDA                           (27,624)           60,369             (490)           32,255
        Total assets                     300,995           138,394              391           439,780
        Capital expenditures              26,067             7,696               --            33,763

13.  SUBSEQUENT EVENT

     On November 3, 2000, the Company filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 of 8,500,000 shares of its class A convertible common stock. As of the date of filing this report, the registration statement has not yet become effective. The Company filed the registration statement to have registered shares available to significant investors that may be interested in making long-term investments in the Company. Proceeds from any offerings will be used for general corporate purposes, primarily to fund operations and capital expenditures, and a portion may be used to pay interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the results of operations and financial condition of the Company for the three and nine months ended September 30, 1999 and 2000. This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

     The form 10-Q contains statements that constitute forward-looking statements. In addition to statements that speak to a time in the future, such as projections of net subscriber additions and capital expenditures, the words "estimate," "project," "plan," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Readers are cautioned that such forward-looking statements involve risks and uncertainties, and are subject to change based on various important factors. The factors set forth in other filings with the Securities and Exchange Commission, as well as the following factors, could affect the Company's financial performance and could cause actual results for 2000 and beyond to differ materially from those expressed in any such forward-looking statements: economic conditions and consumer confidence generally in the United States; the ability of the Company to manage its high outstanding indebtedness; the impact of technological change in the telecommunications industry; the future cost and availability of network infrastructure and subscriber devices; the impact of competition and pricing of paging and wireless data services; the timely market acceptance of new products and services such as two-way messaging; change in regulation by the Federal Communications Commission ("FCC") and various state regulatory agencies; and the potential technical problems relating to the Company's wireless data network. There is no assurance that the Company will be able to amend its Credit Facility or, if covenant noncompliance occurs, borrow additional amounts or be subject to early repayment of the outstanding debt under the Credit Facility.

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

     EBITDA represents earnings (loss) before interest, taxes, depreciation and amortization, and amortization of stock compensation. EBITDA is a financial measure commonly used in the Company's industry. EBITDA is not derived pursuant to generally accepted accounting principles ("GAAP"), and therefore should not be construed as an alternative to operating income, as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The calculation of EBITDA does not include commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company. The Company's definition of EBITDA may not be comparable to similarly titled measures used by other companies.

     The Company sells or leases wireless messaging end-user devices to subscribers, retailers and resellers. The Company earns recurring revenues from subscribers in the form of fixed periodic fees and incurs substantial operating expenses in offering its services, including technical, customer service, and general and administrative expenses.

     Since commencing operations in 1990, the Company has invested heavily in its wireless communications network and administrative infrastructure in order to establish nationwide coverage, sales offices in major metropolitan areas, centralized customer service call centers and administrative support functions. The Company incurs substantial fixed operating costs related to its wireless communications infrastructure, which is designed to serve a larger subscriber base than the Company currently serves in order to accommodate growth. In addition, the Company incurs costs associated with each new subscriber addition. The Company sustained consolidated operating losses in each year of operations from inception through 1997. Although the Company recognized a $2.5 million operating profit in 1998, the Company sustained an aggregate $32.9 million operating loss from 1997 through 1999 and a $15.0 million and $33.3 million operating loss for the three and nine months ended September 30, 2000, respectively. The Wireless Data Division generated operating losses in 1997, 1998, 1999 and the three and nine months ended September 30, 2000 and management expects this trend to continue into 2001. In the third quarter of 1997, the Company began generating operating profits in its Traditional Paging Division and management expects this trend to continue through 2001. Nevertheless, the Company expects to incur consolidated operating losses through 2001.

     The Company's strategy is to expand its wireless data subscriber base to increase profitability and cash flow through greater utilization of its nationwide wireless communications network. From the introduction of wireless data services in December 1998 to September 30, 2000, the number of wireless data units in service increased to 227,864. None of the Company's growth is attributable to acquisitions. The Company intends to achieve unit growth by promoting its wireless data services through its direct sales force, national retail distribution channels, private brand strategic alliances with telecommunication companies and wireless data network alliances with companies such as Arch, Metrocall and Verizon.

     The Company has historically sold, rather than leased, substantially all subscriber units used by its subscribers. As a result, the Company has had much less capital invested in subscriber units than other carriers since it has recouped a substantial portion of subscriber unit costs upon sale to subscribers, retailers and resellers. This has resulted in significantly lower capital expenditures and depreciation expense than if the Company had leased units to its subscribers. In addition, the Company's retail distribution strategy results in the recognition of expenses associated with subscriber unit sales and other sales and marketing expenses in advance of new subscribers being added to the base and generating revenues due to the inventory carried by retailers. However, the Company expects to lease a larger proportion of its wireless data subscriber units because of the high cost of wireless data subscriber units compared to traditional paging units. In 1999 and the nine months ended September 30, 2000, the Company's capital expenditures for subscriber units has increased as the result of the Company's increased leased units in wireless data services.

     The Company sells and leases its subscriber units through the following distribution channels: (i) private brand strategic alliances and wireless data network alliances through its Carrier Services Strategic Business Unit ("SBU"),
(ii) third party local resellers through its Reseller SBU, (iii) national and regional retail stores through its National Retail SBU and (iv) direct sales through its Field Sales and National Accounts SBU's. At September 30, 2000, 41% of the Company's domestic units in service originated from the Carrier Services SBU, 24% from the Reseller SBU, 21% from the National Retail SBU and 14% from the Field Sales and the National Accounts SBU's. In the third quarter of 1998, the Company announced the formation of its Wireless Control Systems (formerly Telemetry) SBU. This SBU began generating recurring revenues in the third quarter of 2000 with the sale of its first units in July. The Wireless Control Systems SBU is expected to become an increasingly important part of the Company's net additions over the next several years.

     For competitive and marketing reasons, the Company generally sells each new unit to retailers for less than its acquisition cost. The Company's accounting practices result in the loss on sale of equipment being recorded at the time a unit is shipped to the retailer. Units sold by the Company during a given month may exceed units activated and in service due to inventory stocking and distribution strategies of retailers.

     The Company derives its recurring revenue primarily from fixed periodic fees for services. Consequently, the Company's ability to recoup its initial selling and marketing costs, to meet operating expenses and to achieve profitability is dependent on the average length of time that each customer continues to utilize the Company's service, as operating results benefit from the recurring payments of the fixed fees without the incurrence of additional selling expenses by the Company. Conversely, operating results are adversely affected by customer disconnections. Each month a percentage of the Company's existing customers have their service terminated for a variety of reasons, including failure to pay for service, dissatisfaction with service, and switching to a competing service provider. The Company's average monthly disconnection rates for the years ended December 31, 1997, 1998 and 1999 were 2.5%, 3.2% and 3.1%, respectively. For the three months ended September 30, 1999 and 2000, the Company's average disconnection rates were 3.0% and 3.6%, respectively. Average monthly disconnect rates are calculated by dividing (a) the sum of (i) the subscriber disconnections from each of the Carrier Services SBU's strategic alliance partners, to the extent that each partner has net disconnections, (ii) net subscriber disconnections from the local reseller channel, taken as a whole and (iii) subscriber disconnections from all national retail and direct sales channels, by (b) the total number of units in service at the beginning of the period. Disconnect rates are stated as the monthly average of each period presented.

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

     The Company will be adopting SAB 101 and EITF 00-14 in the fourth quarter of 2000. The Company is currently completing its assessment of the impact of SAB 101 and EITF 00-14 and does not believe they will significantly affect the Company (see Note 3 to the Condensed Consolidated Financial Statements of the Company).

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

Units in Service

     The Company had 49,001 units in service as of September 30, 1999 compared to 227,864 as of September 30, 2000. The Company received its first shipments of full two-way wireless data devices in February 2000, contributing to the 32,722 net subscriber additions reported in the first quarter of 2000 and the 52,512 net subscriber additions for the second quarter of 2000. The Company began receiving shipments of the Motorola Talkabout T900's in June 2000. The T900 contributed significantly to the 81,055 net subscriber additions for the third quarter of 2000. The Company expects that wireless data net subscriber additions will increase to approximately 110,000 in the fourth quarter of 2000 and to approximately 600,000 in 2001.

Revenues

     Revenues for the three and nine months ended September 30, 1999 were $5.6 million and $9.8 million, respectively, compared to $10.8 million and $30.6 million for the three and nine months ended September 30, 2000, respectively. Recurring revenues for the same periods were $1.8 million, $2.7 million, $6.8 million and $15.8 million, respectively. Revenues from equipment sales for the same periods were $3.8 million, $7.1 million, $3.2 million and $11.1 million, respectively. In the first quarter of 2000, Verizon elected to enter the second phase of their network affiliation agreement with the Company and in the second quarter of 2000, the Company completed the construction of a custom network for the U. S. Department of Energy. For the three and nine months ended September 30, 2000, network revenues of $0.8 million and $3.7 million, respectively, were recognized. Network revenues are comprised of: (1) non-recurring engineering fees; (2) construction revenues related to the installation of transmitting and receiving equipment; and (3) non-airtime service revenues. The Company did not recognize any comparable revenue for the three and nine months ended September 30, 1999. ARPU was $16.44 for the three months ended September 30, 1999 compared to $12.04 for the three months ended September 30, 2000. Management expects Wireless Data ARPU to vary somewhat throughout 2000 as long as high growth results in a high percentage of the customer base being added in a quarter.

     During the third quarter of 2000, the Company initiated its national retail sales efforts for the new T900. This sales program includes certain sales incentives paid to retailers when the product is sold by the retailer. These sales incentives, which result in a loss on the product, are recorded as a reduction to equipment revenue in the period the products are shipped to retailers, which is consistent with the recently released EITF 00-14. However, due to the newness of this product and the nature of the arrangements with national retailers, the Company is not recognizing revenue on these units until the retailers sell them to consumers. Hence, equipment revenue received from the retailer is recorded as deferred revenue until the device is sold to the consumer. Likewise, product sold subject to the right of return by the retailer is recorded as an asset until sale to the consumer. The Company recorded $4.3 million of sales incentives for units held in retailers' inventory at September 30, 2000. All consumer rebates are recorded upon activation by the customer as a liability based on the Company's estimated redemption rate. The liability is recognized as a reduction of airtime revenue over the service period commitment.

Cost of Equipment Sold

     The cost of equipment sold for the three and nine months ended September 30, 1999 was $3.7 million and $7.4 million, respectively, compared to $9.1 million and $18.2 million for the three and nine months ended September 30, 2000, respectively. Management expects a larger proportion of new wireless data units will be leased, rather than sold, resulting in lower cost of equipment sold, higher capital expenditures and higher depreciation expense.

Operating Expenses

     Technical expenses were $6.8 million and $20.3 million for the three and nine months ended September 30, 1999, respectively, compared to $7.7 million and $22.6 million for the three and nine months ended September 30, 2000, respectively. Management expects technical costs to increase in 2000 as the Company plans to add transmitters and receivers to improve and expand its coverage.

     General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for the three and nine months ended September 30, 1999 and 2000 were $1.4 million, $3.9 million, $3.3 million and $6.0 million, respectively. As the number of wireless data units in service grows, additional resources must be allocated to support those customers, some of which will be shifted from the Traditional Paging Division. This is expected to cause an increase in general and administrative expenses in the Wireless Data Division.

     Selling expenses for the three and nine months ended September 30, 1999 were $1.5 million and $4.2 million, respectively, compared to $4.8 million and $11.4 million for the three and nine months ended September 30, 2000, respectively. Management expects to aggressively market wireless data services, and selling expenses are expected to increase as a result. If market growth warrants, selling expenses may increase significantly in the future.

     Depreciation and amortization was $9.4 million and $25.2 million for the three and nine months ended September 30, 1999, respectively, compared to $10.8 million and $31.3 million for the three and nine months ended September 30, 2000, respectively. The nationwide buildout of the Company's wireless data network was substantially completed in April 1999. As a result, the Company recorded higher depreciation expense in the first, second and third quarters of 2000.

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

Units in Service

     Units in service from domestic one-way paging operations were 2,622,530 and 2,105,282 as of September 30, 1999 and 2000, respectively. In addition, PageMart Canada's units in service were 66,238 at September 30, 1999. As a result of its ownership interest in PageMart Canada, the Company's proportional share of the units in service of PageMart Canada was 39,743 units at September 30, 1999. On February 1, 2000, the Company sold its ownership interest in PageMart Canada; therefore, the Company no longer reports a proportional share of the units in service of PageMart Canada (see Note 5 to the Condensed Consolidated Financial Statements of the Company).

     The Company's one-way operations experienced a net decrease of 175,373 units in service in the third quarter of 2000, which reflects the general market for traditional paging. This continues a trend from 1999. Management believes there is a declining market for traditional one-way paging services, and demand appears to be shifting to the higher quality and greater benefits of wireless data services. Therefore, management expects net subscriber losses to continue through at least 2001.

Revenues

     Total revenues for the three and nine months ended September 30, 1999 and 2000 were $81.6 million, $234.6 million, $61.7 million and $201.7 million, respectively. Recurring revenues for airtime, voice mail and other services for the same periods were $64.5 million, $193.1 million, $52.2 million and $169.9 million, respectively. The decrease in recurring revenue is due primarily to the declining number of subscriber units. Recurring revenues for the first nine months of 2000 were favorably affected by the recognition of $4.4 million of one-time revenues associated with the revision of estimates. Revenues from equipment sales for the three and nine months ended September 30, 1999 and 2000 were $17.1 million, $41.6 million, $9.5 million and $31.8 million, respectively. The decrease in equipment revenue in the third quarter is due primarily to a decrease in the average unit sales price resulting from sales of the PerComm Odyssey pager. In the second quarter, the Company began selling the $29 PerComm Odyssey pager to national retail stores across the country. The remainder of the decline is due to the decrease in demand for traditional paging devices.

     The Company's ARPU was $8.30 and $7.94 in the third quarters of 1999 and 2000, respectively. This decrease is principally due to a decrease in subscribers in the National Retail distribution channel, which generally has a higher ARPU. Management expects ARPU to remain constant or decline somewhat in the foreseeable future with variations from changes in distribution and product mix.

Cost of Equipment Sold

     The cost of equipment sold for the three and nine months ended September 30, 1999 and 2000 was $18.8 million, $47.7 million, $10.3 million and $37.0 million, respectively. The decrease in 2000 was chiefly due to the decrease in the cost of subscriber devices. Cost of equipment sold was favorably affected by a $1.1 million change in inventory valuation allowance during the three months ended September 30, 2000. The Company expects subscriber device costs to decrease throughout 2000. The loss on equipment sold (equipment revenue less cost of equipment sold) is recognized when subscriber devices are shipped to the retailers, before the devices are placed into service. The Company has historically sold rather than leased the majority of devices.

Operating Expenses

     Technical expenses were $12.7 million, $38.4 million, $7.1 million and $26.0 million, respectively, for the three and nine months ended September 30, 1999 and 2000. The decrease in 2000 was due in part to the decrease in the subscriber base and the maturation of operations. Additionally, management expects on-going technical expenses to slowly decline as resources are transferred to the Wireless Data Division. Based on an average monthly cost per unit in service, technical expenses were $1.63 and $1.08 for the three months ended September 30, 1999 and 2000, and $1.63 and $1.24 for the nine months ended September 30, 1999 and 2000, respectively.

     During the third quarter of 2000, the Traditional Paging Division's technical expenses were favorably affected by a $3.7 million reduction related to the effect on interconnection arrangements with local exchange carriers of the Telecommunications Act of 1996 and associated FCC and court rulings. The Company does not expect any future reductions in technical expense related to the interconnection arrangements. The total reduction for the nine months ended September 30, 2000 was $7.3 million.

     General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for the three and nine months ended September 30, 1999 and 2000 were $18.8 million, $56.8 million, $14.7 million and $51.3 million, respectively. The decrease was largely due to increased operating efficiencies and the transfer of resources to the Wireless Data Division. General and administrative expenses were favorably affected by $2.1 million of non-recurring items during the three months ended September 30, 2000. On an average cost per month per unit in service basis, general and administrative expenses were $2.42 and $2.23 for the three months ended September 30, 1999 and 2000, and $2.41 and $2.45 for the nine months ended September 30, 1999 and 2000, respectively.

     Selling expenses for the three and nine months ended September 30, 1999 and 2000 were $10.3 million, $33.2 million, $8.4 million and $27.0 million, respectively. The decrease is the result of the maturation of operations. Management expects selling expenses to remain relatively constant in the near future. During the three and nine months ended September 30, 1999 and 2000, the Company incurred $156,000, $468,000, $124,000 and $290,000, respectively, in selling expenses associated with international operations.

     Depreciation and amortization for the three and nine months ended September 30, 1999 and 2000 was $10.6 million, $32.4 million, $9.0 million and $27.9 million, respectively. The decrease resulted from the spending of only maintenance levels in capital expenditures. Depreciation and amortization should decline over the next few years. As an average cost per month per unit in service, depreciation and amortization was $1.36 and $1.38 for the three and nine months ended September 30, 1999, and $1.36 and $1.33 for the three and nine months ended September 30, 2000, respectively.

CONSOLIDATED

Amortization of Stock Compensation

     On February 10, 2000, 1,075,000 shares of Phantom Stock were granted under the Flexible Incentive Plan with a three year vesting period. Based on the closing market price of $23.8125 reported on Nasdaq on February 10, 2000, these grants have an aggregate market value of $25.6 million. The compensation cost associated with the grants is recorded as amortization of stock compensation over the vesting period. Accordingly, $8.5 million will be incurred in each of 2000, 2001 and 2002 and $2.1 million and $6.4 million was recognized for the three and nine months ended September 30, 2000, respectively.

Interest Expense

     Consolidated interest expense increased from $48.2 million for the nine months ended September 30, 1999 to $49.0 million for the nine months ended September 30, 2000 and decreased from $16.7 million for the three months ended September 30, 1999 to $16.1 million for the three months ended September 30, 2000. The increase in the nine month period was the result of the increased interest related to the 15% Senior Discount Exchange Notes due 2005 (the "15% Notes"), and the $100 million Credit Facility with Bankers Trust Company and Morgan Stanley Senior Funding, Inc. (the "Credit Facility") offset somewhat by decreased interest related to the conversion of $84.5 million accreted value of 11 1/4% Notes into equity. The slight decrease from the three month period ending September 30, 1999 to the three month period ending September 30, 2000 is due primarily to the decreased interest related to the 11 1/4 Notes conversion. For the three and nine months ended September 30, 1999 and 2000, respectively, interest expense related to the 15% Notes was $7.3 million, $21.0 million, $8.0 million and $23.9 million; to the 11 1/4% Notes, $8.2 million, $24.0 million, $6.7 million and $21.3 million; to a vendor financing arrangement, $32,000, $384,000, $0 and $0, and to the Credit Facility, $1.1 million, $2.4 million, $1.4 million and $3.7 million.

Net Loss

     The Company sustained a consolidated loss for the three and nine months ended September 30, 1999 of $24.2 million and $74.8 million, respectively. For the three and nine months ended September 30, 2000, the Company sustained a consolidated net loss before an extraordinary item of $31.0 million and $78.5 million, respectively, including a $3.3 million gain recognized from the sale of the Company's investment in its Canadian affiliate in the first quarter (see
Note 5 to the Condensed Consolidated Financial Statements of the Company). A one-time extraordinary gain of $2.3 million was recognized in the first quarter of 2000 in conjunction with the early retirement of $84.5 million accreted value of the 11 1/4% Notes. Including the extraordinary item, the Company's consolidated net loss was $31.0 million and $76.2 million for the three and nine months ended September 30, 2000, respectively.

Divisional Allocations

     The Company has allocated equity and long-term debt between its Wireless Data and Traditional Paging Divisions. The methodology the Company follows results in the attribution of the proceeds of each offering based on the specific capital and operating requirements of each division. Free Cash Flow, defined as EBITDA less capital expenditures ("Free Cash Flow"), generated by a division is utilized to reduce its respective debt allocation. As of September 30, 2000, $148.7 million and $181.4 million of equity and $455.4 million and $44.8 million of long-term debt has been allocated to the Wireless Data and Traditional Paging Divisions, respectively.

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


      WIRELESS DATA DIVISION

                                       ==========================================================================
                                                                    THREE MONTHS ENDED
                                       --------------------------------------------------------------------------
                                        Jun. 30,    Sept. 30,     Dec. 31,     Mar. 31,     June 30,    Sept. 30,
                                          1999         1999         1999         2000         2000         2000
                                       ---------    ---------    ---------    ---------    ---------    ---------
                                                                      (Unaudited)
  Recurring revenues                   $     675    $   1,811    $   2,809    $   4,049    $   4,939    $   6,768
  Network revenues                            --           --           --          654        2,253          800
  Equipment revenues                       2,873        3,760          806        2,296        5,595        3,213
                                       ---------    ---------    ---------    ---------    ---------    ---------
                                           3,548        5,571        3,615        6,999       12,787       10,781

  Cost of equipment sold                   3,053        3,725          942        2,486        6,662        9,050
                                       ---------    ---------    ---------    ---------    ---------    ---------

  Net revenues                               495        1,846        2,673        4,513        6,125        1,731

  Technical expenses                       7,297        6,818        6,736        7,077        7,764        7,713
  General and administrative               1,270        1,445        1,804        1,307        1,383        3,329
  expenses
  Selling expenses                         1,481        1,537        1,927        2,730        3,858        4,832
  Depreciation and amortization            8,128        9,390        9,951       10,059       10,398       10,841
  Amortization of stock compensation          --           --           --        1,067        1,066        1,067
                                       ---------    ---------    ---------    ---------    ---------    ---------

  Operating loss (EBIT)                $ (17,681)   $ (17,344)   $ (17,745)   $ (17,727)   $ (18,344)   $ (26,051)
                                       =========    =========    =========    =========    =========    =========

  EBITDA(1)                            $  (9,553)   $  (7,954)   $  (7,794)   $  (6,601)   $  (6,880)   $ (14,143)(3)
                                       =========    =========    =========    =========    =========    =========

  Other data:

  Ending units in service                 24,416       49,001       61,575       94,297      146,809      227,864
  ARPU(2)                              $   15.69    $   16.44    $   16.94    $   17.32    $   13.66    $   12.04

----------

     (1) Earnings (loss) before interest, taxes, depreciation and amortization, and amortization of stock compensation.

     (2) Calculated by dividing recurring revenues for the quarter by the simple average number of units in service during that quarter. Stated as the monthly average for the quarter.

     (3) Excluding $4.3 million of sale incentives for units held in retailers' inventory, EBITDA would have been $9.8 million for the quarter.

      TRADITIONAL PAGING DIVISION

                                                                   THREE MONTHS ENDED
                                       ---------------------------------------------------------------------------------
                                        June 30,     Sept. 30,    Dec. 31,     March 31,       June 30,        Sept. 30,
                                          1999         1999         1999         2000            2000            2000
                                       ----------   ----------   ----------   ----------      ----------      ----------
                                                                      (Unaudited)
  Recurring revenues                   $   64,006   $   64,549   $   62,029   $   58,964      $   58,744      $   52,220
  Equipment revenues                       16,329       17,052       14,514       11,416          10,879           9,519
                                       ----------   ----------   ----------   ----------      ----------      ----------
                                           80,335       81,601       76,543       70,380          69,623          61,739

  Cost of equipment sold                   18,556       18,827       15,656       12,626          14,115          10,265
                                       ----------   ----------   ----------   ----------      ----------      ----------

  Net revenues                             61,779       62,774       60,887       57,754          55,508          51,474

  Technical expenses                       13,146       12,674       11,229        9,654           9,297           7,076
  General and administrative               18,102       18,809       18,211       18,448          18,199          14,698
  expenses
  Selling expenses                         10,346       10,315       10,411        9,734           8,863           8,398
  Depreciation and amortization            10,949       10,572       10,507        9,439           9,433           8,980
  Amortization of stock compensation           --           --           --        1,067           1,066           1,067
                                       ----------   ----------   ----------   ----------      ----------      ----------

  Operating income (EBIT)              $    9,236   $   10,404   $   10,529   $    9,412      $    8,650      $   11,255
                                       ==========   ==========   ==========   ==========      ==========      ==========

  EBITDA(1)                            $   20,185   $   20,976   $   21,036   $   19,918(4)   $   19,149(5)   $   21,302(6)
                                       ==========   ==========   ==========   ==========      ==========      ==========

  Other data:

  Ending units in service               2,564,053    2,622,530    2,559,353    2,387,444       2,280,655       2,105,282
  ARPU(2)                              $     8.38   $     8.30   $     7.98   $     7.95      $     8.39      $     7.94

----------

     (1) Earnings (loss) before interest, taxes, depreciation and amortization, and amortization of stock compensation.

     (2) Calculated by dividing recurring revenues for the quarter by the simple average number of units in service during that quarter. Stated as the monthly average for the quarter.

     (3) Excluding $4.3 million of sale incentives for units held in retailers' inventory, EBITDA would have been $9.8 million for the quarter.

     (4) Excluding certain comparable items to those listed in footnote (5), EBITDA would have been $17.7 million for the quarter.

     (5) Excluding one-time revenues, reductions in technical expense associated with the Telecommunications Act of 1996, and the increased equipment losses associated with the PerComm launch, EBITDA would have been $14.8 million for the quarter.

     (6) Excluding reductions in technical expense associated with the Telecommunications Act and associated FCC and court rulings and certain other one-time items, EBITDA would have been $14.4 million for the quarter.

SEASONALITY

     Device usage is slightly higher during the spring and summer months, which is reflected in higher incremental usage fees earned by the Company. The Company's retail sales are generally subject to seasonal fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations have historically required substantial capital investment for the development and installation of its wireless communications network, the procurement of subscriber units and expansion into new and in existing markets. To date, these investments by the Company have been funded by the proceeds from the issuance of common stock, preferred stock, long-term debt, as well as borrowings under bank and vendor financing arrangements.

     Capital expenditures were $35.4 million and $33.8 million for the nine months ended September 30, 1999 and 2000, respectively. In September 2000, the Company signed a Volume Purchase Agreement in which the Company committed to purchase or license of $20.8 million of network infrastructure equipment and software through December 31, 2001. (See Note 7 to the Condensed Consolidated Financial Statements of the Company.) The Company committed to purchase $40 million in network infrastructure equipment and ReFLEX25 wireless data subscriber units from Motorola from December 1, 1995 to June 30, 2001. The Company fully met the Motorola commitment by the first quarter of 2000.

     The Company's net cash provided by operating activities for the nine months ended September 30, 1999 was $10.5 million and net cash used in operating activities for the nine months ended September 30, 2000 was $291,000. Net cash used in investing activities for the same periods was $34.4 million and $31.2 million, respectively, and was primarily for capital expenditures. Net cash provided by financing activities for the same periods was $12.7 million and $31.5 million, respectively. Cash provided by financing activities in 1999 resulted primarily from the borrowing of $25.0 million under the Company's Credit Facility. Cash provided by financing activities in 2000 primarily resulted from the proceeds received from the issuance of common stock under the Company's stock option plan and $23.0 million in borrowings under the Company's Credit Facility.

     The 11 1/4% Notes, which are unsecured senior subordinated obligations of the Company, mature in 2008 and were issued at a substantial discount from their principal amount at maturity. In March 2000, the Company issued 3.8 million shares of its class A common stock in exchange for $84.5 million accreted value ($115.9 million maturity value) of the 11 1/4% Notes. The accretion of original issue discount on the 11 1/4% Notes will cause an increase in indebtedness, after the exchange transaction, from September 30, 2000 to February 1, 2003 of $71.2 million. From and after August 1, 2003, interest on the 11 1/4% Notes will be payable semiannually, in cash.

     The 15% Notes, which are unsecured senior obligations of the Company, mature in 2005 and were issued at a substantial discount from their principal amount at maturity. The 15% Notes were fully accreted by February 1, 2000. From and after August 1, 2000, interest on the 15% Notes are payable semiannually, in cash.

     In March 1997, the Company entered into a vendor financing arrangement with an infrastructure vendor (the "Vendor Financing Arrangement"), providing for the financing of infrastructure and other equipment over a period of 60 months. In September 2000, the maximum aggregate amount available was amended from $30 million to $10 million. Borrowings under the Vendor Financing Arrangement are available until December 31, 2000 and are secured by the equipment purchased. The interest rate applicable to such financing is equal to the sum of 7% and the London interbank offered rate ("LIBOR") as published in The Wall Street Journal for three-month maturities or the sum of 4.25% and the U.S. prime rate of interest as published in The Wall Street Journal. As of September 30, 2000, the Company had no outstanding balance under the Vendor Financing Arrangement, but it expects to borrow approximately $10 million by December 31, 2000.

     In March 1999, the Company entered into the Credit Facility which provides for $75 million of multi-draw term loans (the "Term Loans") and $25 million of revolving loans (the "Revolving Loans") with a maturity date of June 30, 2003. On March 24, 1999, the Company borrowed $25 million in Term Loans under the Credit Facility, of which approximately $12 million was used to repay amounts outstanding under the Vendor Financing Arrangement and to fund the fees and expenses of the Credit Facility. In the third quarter of 2000, the Company borrowed an additional $23 million to pay the interest due on the 15% Notes and support general operations. As of September 30, 2000, total availability under the Credit Facility was $100 million, of which $48 million was outstanding in the form of Term Loans. The Credit Facility bears interest at the U.S. prime rate plus 2.75% or at LIBOR plus 3.75%. The weighted average interest rate on the amounts borrowed for the period from January 1, 2000 to September 30, 2000 was 10.35%. The commitment to lend additional amounts under the Term Loans expires December 31, 2000 and under the Revolving Loans expires June 30, 2003.

     As of September 30, 2000, the Company's indebtedness was $244.9 million under the 11 1/4% Notes, $207.3 million under the 15% Notes and $48 million under the Credit Facility.

     The indentures under which the 15% Notes and the 11 1/4% Notes were issued, the Vendor Financing Arrangement and the Credit Facility contain certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets, enter into leases and engage in mergers and consolidations, and the Credit Facility requires the Company to maintain certain operating and financial performance measures and limits the ability of the Company to make capital expenditures. Some of the financial covenants in the Credit Facility are based on the Company's traditional paging business. As wireless data emerges as the Company's primary business, traditional paging units in service are declining. Due to that decline, the Company expects that, after the end of the fourth quarter of this year, it will not be in compliance with the covenants related to the traditional paging business. The Company has begun discussions with its banks to modify the covenants to reflect the emergence of wireless data as the Company's primary business and the decline in traditional paging units. The Company believes it will be successful in doing so, but there is no assurance that the Company will be able to amend the Credit Facility or, if covenant noncompliance occurs, borrow additional amounts or not be subject to early repayment of the outstanding debt under the Credit Facility.

     For 1999, the Company reported $45.4 million of consolidated EBITDA and $45.7 million of consolidated capital expenditures. The Company expects that its traditional paging operations will generate EBITDA at a declining rate over at least the next couple of years, which will be used primarily to help fund its wireless data operations for the next few years. The Company cannot assure that its traditional paging operations will continue to generate EBITDA or that its consolidated operations will become profitable or continue to generate positive EBITDA. If the Company cannot achieve operating profitability or continue to generate EBITDA, the Company may not be able to fund its operations or make required debt service payments.

     In addition to funding its operating losses, the Company expects to require at least $75 million for capital expenditures, including expenditures for subscriber units leased to customers and for infrastructure equipment the Company is committed to purchase, for the five quarters ending December 31, 2001. More capital expenditures may be required if the Company participates in auctions for additional frequency licenses. The 15% Notes require cash payments of interest in the amount of $15.5 million in both February 2001 and in August 2001.

     As of September 30, 2000, the Company had approximately $10.5 million in cash and cash equivalents. At September 30, 2000, additional borrowings available under the Vendor Financing Arrangement were $10 million and under the Credit Facility were $52 million. The Company expects to borrow further on its Credit Facility and the Vendor Financing Arrangement in the final quarter of this year. The Company anticipates that its cash balance and amounts available under the Vendor Financing Arrangement and Credit Facility, combined with the Free Cash Flow from the Company's Traditional Paging Division, will be sufficient to fund the Company's consolidated operations, capital expenditures and all cash interest costs through 2000. The Company has filed a shelf registration statement for 8.5 million of its common securities with the Securities and Exchange Commission on November 3, 2000. The Company anticipates that the sale of these equity securities will commence in the fourth quarter or early next year. The registration statement has not yet become effective. The commitment to lend additional amounts under the Vendor Financing Arrangement and under the $75 million of Term Loans expires December 31, 2000. The Company has begun discussions with its banks to extend the period within which Term Loans can be drawn down. The Company believes it will be successful in doing so but no assurance may be given.

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

     The Credit Facility bears interest at the U.S. prime rate plus 2.75% or at LIBOR plus 3.75%. Therefore, the Credit Facility is subject to short-term interest rate risk. At September 30, 2000, the balance outstanding under the Credit Facility was $48.0 million. Consequently, a 100 basis point increase in the U.S. prime rate or LIBOR would result in a $480,000 increase in interest expense over a twelve month period.

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











                                       WEBLINK WIRELESS, INC.




NOVEMBER 14, 2000                      BY: /s/ JOHN D. BELETIC
                                          ------------------------------------
                                          JOHN D. BELETIC
                                          CHAIRMAN AND CHIEF EXECUTIVE OFFICER







NOVEMBER 14, 2000                      BY: /s/ JOHN R. HAUGE
                                          -------------------------------------
                                          JOHN R. HAUGE
                                          VICE PRESIDENT, FINANCE
                                          CHIEF FINANCIAL OFFICER AND TREASURER
                                          (PRINCIPAL FINANCIAL AND CHIEF
                                          ACCOUNTING OFFICER)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                          DESCRIPTION
-------                                         -----------
10.1*                      Volume Purchase Agreement dated as of September 29,
                           2000 between the Company and Glenayre Electronics,
                           Inc.

10.2*                      Amendment No. 3 to Promissory Note and Security
                           Agreement dated as of September 15, 2000 between the Company and Glenayre Electronics, Inc.

10.3* Warrant to Purchase up to 500,000 shares of class A convertible common stock of WebLink Wireless, Inc.
                           dated as of September 11, 2000 between the Company and Yahoo!, Inc.

10.4*                      Amended and Restated Agreement Among Certain
                           Shareholders of WebLink Wireless, Inc. dated as of June 8, 2000.

11.1*                      Statement regarding computation of per share earnings
                           (loss) for the three months ended September 30, 2000

11.2*                      Statement regarding computation of per share earnings
                           (loss) for the three months ended September 30, 1999

11.3*                      Statement regarding computation of per share earnings
                           (loss) for the nine months ended September 30, 2000

11.4* Statement regarding computation of per share earnings (loss) for the nine months ended September
                           30, 1999

12.1*                      Computation of ratio of earnings to fixed charges

27.1*                      Financial Data Schedule



* Filed herewith