Form 10-K
period 2000-12-31
WEBLINK WIRELESS INC
filed 2001-04-17
CIK 947268

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
(MARK ONE)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      FOR THE TRANSITION PERIOD FROM               TO

                           COMMISSION FILE NO. 0-28196


                             WEBLINK WIRELESS, INC.
               (Exact name of registrant as specified in charter)

          DELAWARE                                75-2575229
      (State or other                           (I.R.S. Employer
      jurisdiction of                            Identification
      incorporation or                              Number)
       organization)

                           3333 LEE PARKWAY, SUITE 100
                               DALLAS, TEXAS 75219
                    (Address of principal executive offices)


      (Registrant's telephone number, including area code): (214) 765-4000


        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               TITLE OF EACH CLASS
                Class A Common Stock, par value $0.0001 per share


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Class A Common Stock on January 31, 2001 as listed on The Nasdaq Stock Market(R), was approximately $42,867,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

   As of January 31, 2001, there were 45,568,859; 3,809,363; and 131,250 shares of the Registrant's Class A, Class B and Class D common stock outstanding, respectively. There were no shares of the Registrant's Class C common stock outstanding at January 31, 2001.

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

FORWARD LOOKING STATEMENTS

   This Form 10-K contains statements that constitute forward-looking statements. In addition to statements that speak to a time in the future, the words "estimate," "project," "plan," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Readers are cautioned that such forward-looking statements involve risks and uncertainties, and are subject to change based on various important factors. The factors set forth herein under "Risk Factors" and in other filings with the Securities and Exchange Commission, as well as the following factors, could affect the Company's financial performance and could cause actual results to differ materially from those expressed in such forward-looking statements: the possibility that the Merger (as defined in "Recent Developments" below) may not occur; the possibility that the anticipated benefits of the Merger cannot be fully realized; the possibility that the costs or difficulties of integrating the businesses of the merged companies may be greater than expected; the effect on the Company's business of operating while in Chapter 11 bankruptcy proceedings; economic conditions and consumer confidence generally in the United States; the ability of the Company to manage its high outstanding indebtedness; the impact of technological change in the telecommunications industry; the future cost and availability of network infrastructure and subscriber devices; the impact of competition and pricing of wireless data and paging services; the timely market acceptance of new products and services such as two-way messaging; changes in regulation by the Federal Communications Commission ("FCC") and various state regulatory agencies; and potential technical problems relating to the Company's wireless data network. See "Risk Factors."

RECENT DEVELOPMENTS

   The Company's traditional one-way paging business stopped growing in 1998 and is now a declining business. In 2000, traditional paging units in service declined by 694,793 and recurring revenue declined by $20.7 million. The Company expects the traditional paging business to continue to decline in 2001.

   Although the wireless data business is growing, it is expected the Wireless Data Division will report an operating and EBITDA loss in 2001. As a result of these factors, the Company does not expect that its operations will generate sufficient cash flow in 2001 to enable it to fund its operations and capital expenditures and to pay the interest on its outstanding debt.

   In November 2000, the Company filed a shelf registration statement to register stock that it expected to sell to raise capital for funding its cash requirements for 2001. By the time the registration statement became effective, the Company's stock price had declined and the Company began to pursue a number of additional sources of capital in the private markets. The Company expected to raise capital through a combination of sources, including the sale of registered common stock, convertible preferred stock and/or convertible debt. In the first quarter of 2001, the market environment deteriorated further, however, and the Company has been unable to raise the amount of capital needed.

   As a result, the Company decided to explore and evaluate other alternatives such as a restructuring of its debt and a strategic combination with a company that complements the Company's business. On April 1, 2001, the Company entered into an agreement (the "Merger Agreement") to merge (the "Merger") with Metrocall, Inc. ("Metrocall"). The companies plan to effect the Merger through concurrent Chapter 11 bankruptcy reorganizations. The Merger Agreement provides that the companies will commence their bankruptcy proceedings by May 15, 2001, and that the creditors and equity holders of the Company will receive 50% of the equity of the merged company, and the creditors and equity holders of Metrocall will receive the other 50%. The Company's plan of reorganization when filed will set forth in greater detail the treatment of the creditors and equity holders of the Company. The Merger is subject to obtaining adequate post-petition financing and approval by each company's creditors, the bankruptcy court and certain state and federal regulators, as well as other customary closing conditions. The parties expect the Merger to close by the last quarter of 2001.

   In addition, the Company and Metrocall amended their strategic alliance agreement pursuant to which Metrocall markets its switch based wireless data services utilizing the Company's wireless data network. Under the amendment, Metrocall agreed to prepay up to $25 million for the services rendered to it under the strategic alliance agreement. Metrocall has made the initial $5 million prepayment. Subsequent prepayments are subject to satisfaction of certain conditions, including that the Company obtain commitments for debtor-in-possession loans and that the strategic alliance agreement and the Company's technology agreement with Glenayre Electronics, Inc. be assumed in the Company's chapter 11 proceedings.

   The combined company will be named WebLink Wireless, Inc. and its corporate headquarters will be in Alexandria, Virginia, with significant operations in Dallas and Alexandria. Management will include a combination of the two companies' management teams.

   The combined company is expected to have over 8.0 million subscribers, an industry leading position in the high growth wireless data sector, approximately $700 million in revenue, over $120 million of earnings before interest, taxes, depreciation, amortization and amortization of stock compensation ("EBIDTA") and approximately 5,000 employees. The distribution power of the combined company is expected to include approximately 1,500 salespeople, an industry-leading position in national retailers, telecom alliances and wireless data resellers, and a developing telemetry business.

GENERAL

   The Company is a leading provider of two-way wireless data and traditional one-way paging services. During 2000, the Company began aggressively offering two-way wireless data services, building upon the vision of the Company as a provider of services using the World Wide Web to link people to information and other people in ways that make their lives more fun, informative or productive. The Company's nationwide Internet protocol ("IP") based, two-way wireless data network covers approximately 90% of the U.S. population, and represents an investment of over $700 million, including capital expenditures, licenses, operating losses and interest expense. In February of 2000, WebLink began commercially offering two-way wireless data services upon the arrival from the manufacturer of the first shipments of two-way subscriber devices used for sending and receiving messages and information. In June 2000, the Company received its first commercial shipments of the Motorola T900, the first 2-way subscriber device with a form factor and price point appropriate for a consumer product. These devices have full keyboards that allow customers to originate messages and respond to received messages from their personal two-way device.

   The Company provides two-way wireless data services through its Wireless Data Division. Two-way service provides capabilities such as device-to-device communications, allowing people to converse in an unobtrusive near real time manner, and wireless e-mail allowing people to send and receive short e-mail messages to or from any Internet e-mail address. In addition, the Company's web site serves as a portal through which customers can order Internet-based information which will be automatically forwarded to their devices periodically. The wireless data network also serves as a portal through which customers, from their devices, can request a wide variety of Internet-based information such as stock quotes, airline schedules, weather, entertainment and other information. The ability to demand information can be extended to a business customer's enterprise application systems, providing information such as inventory levels, delivery dates and other mission critical information. Through its Wireless Data Division, the Company also provides enhanced one-way services. These services store messages that are not received by a subscriber device and later forwards them when the device can receive messages. At December 31, 2000, the Company had 353,780 wireless data units in service.

   The Company provides traditional one-way numeric and word paging services through its Traditional Paging Division. The Company built its traditional paging strategy around the concepts of diversified distribution channels, exclusive nationwide frequencies, efficient and flexible network architecture, and centralized control of the network and administrative functions. The result was rapid subscriber growth that was generated internally rather than through acquisition of other paging carriers. However, the traditional paging industry stopped growing in 1998 and is now a declining business. As a result, while the traditional paging business is expected to continue to produce cash flow in 2001, the Company expects this business to continue to decline and, as a result, to represent a small portion of the enterprise value of the Company. At December 31, 2000, the Company had 1,864,560 traditional paging units in service.

   The Company also provides its U.S. domestic customers with seamless traditional one-way paging services across the Americas, including Canada, Mexico, much of the Caribbean and Central America, and parts of South America. Through network affiliation agreements with owners of foreign networks, the Company's network is interconnected with foreign networks operating on a common frequency, thus providing roaming capabilities for the Company's customers in the foreign countries and for the customers of the foreign networks in the United States. In

February 2000, the Company sold its interest in a Canadian one-way paging network to a subsidiary of Bell Canada, which then entered into a 10-year exclusive network affiliation agreement with the Company. In 2000, Bell Canada constructed a two-way wireless data network which now allows the Company to offer its domestic customers seamless two-way wireless data services when they travel to Canada. See "International Strategy."

   The Company believes it is currently the fourth largest wireless messaging carrier in the United States, based on 2,218,340 units in service as of December 31, 2000. Its web site is located at www.weblinkwireless.com. The Company does not intend for the information found on our web site to be part of this Form 10-K.


PRODUCTS AND SERVICES

   WIRELESS DATA SERVICES. The Company's wireless data services include the following:

   Two-way Messaging. With two-way messaging, subscribers may use the following services:

   - Device-to-Device Messaging. Two-way device to device messaging allows mobile subscribers to send and receive messages to or from other wireless data devices and digital phones in an unobtrusive near real-time manner. Subscribers may send messages to other subscribers that have either one-way or two-way subscriber devices, and to any other device that has an e-mail address, even if it is not a device receiving service on the Company's network. Subscribers can originate messages either from the subscriber device keyboard or by using standard responses preprogrammed in the subscriber device or by choosing one of multiple responses embedded in a received message.

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

   - Periodic Information. Subscribers may order information residing on the Internet to be automatically forwarded to their subscriber devices periodically. Subscribers may submit personalized orders through the Company's website. In addition, an increasing number of other web sites will be providing the capability to forward information to subscriber devices.

   Enhanced One-Way Paging. With enhanced one-way paging service, if a subscriber device does not acknowledge receipt of a message, the network will store the message and forward it later. For example, if a subscriber travels outside the network coverage area or the subscriber device is turned off, the network will store messages for a fixed period of time. When the subscriber returns to a coverage area or turns on the subscriber device, the subscriber device registers with the network and the stored messages are automatically re-transmitted. The Company currently offers both local and nationwide enhanced one-way paging services.

   Enterprise Solutions. In 1999, the Company introduced its Enterprise Solutions Partner Program to ally with leading software developers, information technology and business solutions companies and consultants to integrate information technology with wireless technology to expand corporate customers' enterprise applications using two-way wireless data technology. The Company's Enterprise Solutions Partner Program is creating solutions that bring professionals in the field access to corporate databases, systems, Intranets and e-mail via the Company's wireless data network. Program members provide a broad range of communications services including network monitoring, e-business and information technology management consulting, as well as communications hardware supply, data warehousing and systems integration. Companies already in the program include Abstract Data Technologies, Corsoft, DMR Consulting Group, eLoyalty, MobilityLink, KEWi.net, MobileSys, Telamon, 3SI, Timebills.com, Vitria Technology and JP Systems, among others. The Company anticipates that the program will allow the Company to offer business-to-business solutions such as dispatch, asset tracking, help desk, field service automation and sales force automation.

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

   ADDITIONAL VALUE-ADDED SERVICES. The Company offers subscribers a number of additional value-added services, including voice mail services that allow subscribers to retrieve voice messages from persons attempting to contact the subscriber, and a message retrieval service which allows a traditional paging service subscriber to retrieve messages that were sent at a time when the subscriber was outside of his or her service area. Other optional services include operator dispatch services, nationwide toll-free access numbers for subscribers, a customized voice prompt that allows subscribers to record a personal greeting, maintenance agreements and loss protection programs. During 2000, approximately 29% of the Company's recurring revenues were derived from these additional services.

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

   One-way devices are available from a number of manufacturers. Wireless data subscriber devices are currently available only from Motorola, Inc. ("Motorola") and Wireless Access, a subsidiary of Glenayre Technologies, Inc. ("Glenayre"). The Company's two-way wireless data services currently utilize the Motorola T900 and P935 devices as well as the Glenayre AccessLink II.

   The Company expects to purchase subscriber devices from Motorola and Glenayre under existing volume purchase agreements. On March 23, 2001, Motorola placed the Company on shipping hold and ceased shipping devices to the Company. Motorola has represented to the Company that shipments will resume upon the Company meeting certain conditions after it files for Chapter 11 bankruptcy. In addition, the Company has recently renegotiated its payments terms with PerComm, Inc. one of the Company's providers of one-way subscriber devices, and PerComm has agreed that it will only ship devices to the Company on a C.O.D. basis. The success of the Company's 2001 business plan is dependent on its ability to purchase subscriber devices in adequate quantities to meet its customers' demands. The Company's inability to fulfill customers' orders based on shipment delays or the unavailability of devices would materially adversely impact the Company's projected units in service for 2001, business and results of operations raise substantial doubt about the Company's ability to continue as a going concern. See "Risk Factors -- We Depend on Key Suppliers."

SALES AND MARKETING

   The Company's customers include individuals, corporations and other organizations that desire affordable communication and information services offering substantial mobility and accessibility. The Company utilizes a number of distribution channels to market its products and services, including marketing directly through its national accounts sales force and field sales force, and indirectly through strategic alliances with other communications providers, national and regional retailers, on-line retailers, and regional and local resellers. Management believes that a diversified approach to distribution is important to the Company's growth by creating and satisfying demand for wireless data services in multiple segments of the market. This diversification is a key element of the Company's strategy of expanding its subscriber base to increase profitability and cash flow through greater utilization of its nationwide wireless data network. In 2000, BellSouth, Verizon Ameritech and Metrocall represented 11.9%, 9.5%, 4.6% and 4.1%, respectively, of the Company's total revenues. The loss of any of these customers would have an adverse effect on the Company's revenue and EBITDA. Each of the following distribution channels is managed by one of the Company's strategic business units ("SBU"):

   CARRIER SERVICES. Through its Carrier Services SBU, the Company has established numerous strategic relationships with large communication providers, such as Cingular Wireless, BellSouth Telecommunications, Ameritech Mobile Services, Inc., MCI/Worldcom Network Services, Inc., Excel Communications, Inc., Alltel Communications, and Sprint Wireless. These companies utilize their brand awareness, billing, and distribution efficiencies to market private brand subscriber devices and services using the Company's transmission network. The Company also has similar strategic alliances with regional communication providers that also resell the Company's services in their specific coverage areas. These relationships include, without limitation, US Cellular, First Cellular of Southern Illinois, Pioneer Cellular and Bluegrass Cellular. The Carrier Services SBU is positioned to support both large and small carriers through the bundling and integration of messaging services into an extended portfolio of communication services.

   In addition, the Company has entered into strategic alliance agreements with Arch Wireless, Inc. ("Arch"), Metrocall and Verizon. As of the end of 2000, these three carriers were the first, second and third largest independent messaging carriers, respectively, in the United States. These agreements are organized in two distinct phases. During the first phase, Arch, Metrocall and Verizon may each market their switch-based wireless data services utilizing the Company's wireless data network. Metrocall and Verizon are actively marketing such services. In 2000, Arch acquired Paging Network, Inc. and its wireless data network, so Arch has not utilized the Company's wireless data network in a substantial amount. During the second phase, the agreements provide that Arch, Metrocall and Verizon will install their own networks leveraging the Company's infrastructure and sites. As of the end of 2000, only Verizon had elected to enter into the second phase of the agreement. Under each agreement, the parties share certain capital and operating expenses, which significantly lowers costs for both companies. However, there can be no assurance of the success of the arrangements with Arch, Metrocall and Verizon or of similar arrangements with other smaller paging carriers.

   Although the Company's focus is now on two-way wireless data services, the Company also provides one-way services to traditional one-way paging carriers for resale to their end-users. As of the end of 2000, the Company had exclusive arrangements to provide these traditional paging services with Map Mobile Communications, Teletouch, Aquis, Network Services, Amtel and Satellink.

   As the market's demand for wireless data services continues to develop, the Company expects its Carrier Services SBU to grow in significance. The Company believes that a limited number of wireless data networks will be built nationwide. The Company also believes that its wireless data network is a low cost, high functionality network compared to the networks of its current competitors, which will make reselling of the Company services attractive to other paging and wireless communication providers. These companies will resell such services under their own brand names.

   At December 31, 2000, the Carrier Services SBU accounted for approximately 41% of the Company's domestic units in service.

   FIELD SALES. In February 2001, the Company reduced its number of field sales offices from twenty-four to seven and scaled back its field sales force by two-thirds. The Company intends to de-emphasize field sales in 2001 from previous years and focus more of its resources on other business units. As of December 31, 2000, the Field Sales force accounted for approximately 9% of the Company's domestic units in service. The success of the Field Sales SBU could be adversely impacted by a number of factors beyond the Company's control, such as the availability of both one-way and two-way devices and the financial stability of the Company.

   NATIONAL ACCOUNTS. The National Accounts SBU leases messaging devices and sells messaging services directly to major corporate accounts through a specialized national accounts direct sales force. In 2000, the Company entered into contracts with several large national accounts such as America Online, Inc., Allstate Insurance, Bank One Corporation, American Greetings and others. The Company continues to believe that the strongest market demand for wireless data services will develop out of large, geographically dispersed corporate accounts. These types of corporate accounts have a growing need for mobile, reasonably priced access to communication and information services with wide area coverage and the ability to pay the higher cost of wireless data subscriber devices. The National Accounts SBU emphasizes sales of wireless data devices as a complete solution for the business messaging needs of large corporate entities. At December 31, 2000, the National Accounts SBU accounted for approximately 5% of the Company's domestic units in service. As with the Field Sales SBU, the success of the National Accounts SBU could be materially adversely affected by factors beyond the Company's control, such as the availability of equipment and the financial stability of the Company. In particular, because National Accounts' focus is on the leasing of devices versus the sale of devices, the availability of subscriber devices to lease is critical to its success. In addition, since National Accounts leases the majority of its devices to large corporate customers, the Company's creditworthiness could have a materially adverse effect on the Company's ability to close National Account deals.

   The Field Sales and National Accounts SBU are both dependent solely on direct sales and in particular the availability of capital to finance leased subscriber devices. If capital constraints prevent the Company from financing the lease of devices necessary to support the customers in these sales units, then the Company may reduce these sales units and concentrate its resources in the Reseller SBU.

   RESELLERS. The Reseller SBU sells products and services to third party resellers in bulk quantities at wholesale prices that are lower than the Company's regular retail rates. Resellers then market and resell the products and services under their own names. This SBU does not require lease capital. However, because the Reseller business model is (i) highly competitive in nature, (ii) driven almost solely by price and (iii) based primarily on large volume, if the Company experiences difficulties or delays in obtaining messaging devices to make available to resellers at competitive prices, the Company would be materially adversely impacted. At December 31, 2000, the Reseller SBU accounted for approximately 24% of the Company's domestic units in service.

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

   Retail distribution also allows the Company to sell subscriber devices in markets that would not support a direct sales office but in which it has installed the necessary network equipment required for providing services. The Company can thus enter new markets by capitalizing on its existing network infrastructure with the only incremental expense being the procurement of local access phone lines. Online retailers resell the Company's products over their web sites and the Company then ships the device either directly to the end-user or to the retailer for distribution to the end-user. As in the Company's traditional retail relationships, the end-user must contact WebLink directly either via the internet or by phone to activate service. The online retailers typically earn a commission or referral fee on the sale of the Company's products and services. The Company has entered into sales arrangements with a number of large national retail chains and online retailers such as RadioShack, Target Stores, Buy.Com, the good guys!, OfficeMax and Fry's Electronics.
The Company also maintains an online store on Yahoo!.

   In December of 2000, the Company entered into an exclusive retail agreement with RadioShack which became effective as of July 1, 2000. The agreement provides that RadioShack will sell the Company's two-way wireless data and one-way traditional paging devices in RadioShack company-owned stores nationwide. The Company recently changed the agreement to provide that RadioShack may purchase devices directly from Motorola thus reducing the amount of capital needed by the Company to fulfill RadioShack's purchase orders. If for any reason RadioShack was unable to purchase devices directly from Motorola, the Company's national retail SBU could be materially adversely impacted.

   In 2000, the Company entered into an agreement with Yahoo! to jointly develop and distribute personalized Yahoo! content and services, to co-brand Yahoo!/WebLink Wireless two-way devices and to promote the sale of the co-branded devices with online advertising campaigns. On April 16, 2001, the Company received notice of termination of the agreement from Yahoo! because of the Company's announced intention to file a Chapter 11 bankruptcy petition and other alleged breaches of the agreement. Yahoo! reserved all rights to which it may be entitled by law. The Company does not believe that it has breached the agreement, but has not yet determined what action to take in response to Yahoo!'s notice. The Company expects that its online store on Yahoo! will remain in existence.

   At December 31, 2000, the National Retail SBU accounted for approximately 21% of the Company's domestic units in service.

   WIRELESS CONTROL SYSTEMS. In the third quarter of 1998, the Company announced the formation of its Wireless Control Systems (formerly the Telemetry) SBU. The Wireless Control Systems SBU was chartered to develop cutting-edge, standards-based, cost-effective technology for any industry, business or consumer with the need to transport machine-originated data over a wireless network. The Wireless Control Systems SBU offers customized, integrated, end-to-end solutions with software applications that allow computer-based devices to transmit and receive data wirelessly over the Company's nationwide wireless data network.

   In October 2000, the Company began offering telemetry services over its network utilizing "transceiver" two-way Motorola Creatalink2XT devices. In the fourth quarter of 2000, the Company sold approximately 2,000 Creatalink2XT devices. As of January 1, 2001, the Company's largest telemetry customers were companies, such as e-Vend.net Corporation and Isochron Data Corporation, both of which purchase the Creatalink2XT devices and resell the Company's services with specially developed software to third party companies which utilize vending machines to distribute goods such as ice, snacks and other refrigerated products. In addition, the Company is working with other companies on telemetry applications in the multimedia, home security, environmental, control systems, office machine monitoring, home automation and vehicle location and tracking industries, among others. However, the Company's sole equipment provider, Motorola, has informed the Company that it intends to sell its rights in the Creatalink2XT device to an industrial component manufacture. Another manufacturer has informed the Company that it intends to manufacturer similar devices beginning in 2002. The success of wireless telemetry services could be affected by matters beyond the Company's control such as the availability and viability of transceiver devices, the degree of market acceptance and the financial stability of the Company.

TRANSMISSION NETWORK

   GENERAL. The Company substantially completed construction of its nationwide wireless data network in April 1999. The Company's network covers approximately 90% of the population of the United States. The Company's network utilizes the ReFLEX25(R) protocol, which is a second generation ReFLEX(R) technology developed by Motorola for wireless data services. The network utilizes the FLEX and POCSAG protocols for its traditional paging services.

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

   INFRASTRUCTURE EQUIPMENT. The infrastructure of the Company's network consists of a home terminal, encoders, satellite access controllers ("SACs"), very small aperture satellite terminals ("VSATs"), radio transmitters and receivers, switches, RF controllers and ancillary equipment, such as coaxial cable and antennas. The Company purchases infrastructure equipment (other than SACs, VSATs and ancillary equipment) from Glenayre, the industry's leading equipment supplier. The Company believes that Glenayre is the only qualified supplier of certain infrastructure equipment. Receivers are available from several suppliers. As a result, the Company is dependent on Glenayre for much of its other infrastructure equipment. The Company understands that Motorola and Glenayre have cross-licensed the relevant FLEX and ReFLEX protocols. The Company purchases infrastructure equipment from Glenayre under an existing volume purchase agreement. The Company also has a volume purchase agreement with ITC Deltacom to purchase SACs, VSATs and related equipment. See "Risk Factors -- We Depend on Key Suppliers."

   SATELLITE SERVICES. The Company uses satellite communications to control the transmitters and receivers in its network in a flexible and efficient manner. The Company leases satellite services pursuant to agreements with ITC Deltacom and SpaceCom Systems, Inc. ("SpaceCom"). The agreements subject the Company to monthly service charges based on the amount and types of services used and expire on July 1, 2001 and July 31, 2003, respectively. The agreements may be terminated upon certain failures of the Company to pay monthly service fees. The agreements do not include any renewal provisions. Management believes that the services provided by ITC Deltacom and SpaceCom are sufficient to meet the Company's foreseeable needs and that there are alternative satellite resources available to the Company on comparable terms and conditions. As a result, the Company does not believe the loss of its relationship with its current satellite suppliers would have a material adverse long-term effect on its business and operations, but a loss of the services provided by ITC Deltacom would result in a significant expense for the Company since it would require movement of equipment at uplink sites and possibly repointing the dish antenna at each of the Company's transmitter/receiver sites.

INTERNATIONAL STRATEGY

    The Company is continuing to follow its strategic plan to seamlessly provide messaging services in selected countries through network affiliation agreements with the owners of foreign networks. Network affiliation agreements provide, with minimal incremental capital investment by the Company, interconnection between the Company's network and the foreign network on a common frequency, thus permitting the Company's subscribers to roam to the foreign country and the foreign subscribers to roam into the U.S. Currently, the Company's international strategy is to pursue opportunities in North America, Central America, South America and the Caribbean.

   The Company has one-way roaming agreements with network owners in 12 countries in North, Central and South America as well as the Caribbean. WebLink has 10-year exclusive network affiliation agreements with leading paging companies in Canada, Mexico, El Salvador, Guatemala, Costa Rica, Panama, Columbia, Venezuela, the Dominican Republic, Cayman Islands, Trinidad and Tobago, and Haiti. In addition, the Company owns a network in Puerto Rico, the U.S. Virgin Islands and the Bahamas. The same nationwide 929 MHz frequency used by the Company for traditional paging in the United States has been licensed by the Company's network affiliates in each affiliated country. The common frequency allows the Company and its network affiliates in each country to provide customized coverage that extends beyond the borders of the serving country, using the same subscriber device. However, there can be no assurance that each country in which the Company seeks to expand coverage will have a frequency available that is common to one of the Company's U.S. nationwide frequencies.

   Two of the Company's most significant network affiliation agreements are with Bell Canada and Telefonos de Mexico ("TelMex"). In 1997, the Company entered into an exclusive 10-year network affiliation agreement with TelMex for one-way service through its wholly owned subsidiary, Buscatel. Buscatel's network covers 33 metropolitan areas in Mexico. The two companies jointly market traditional paging services and co-brand subscriber devices where appropriate. In February 2000, the Company entered an exclusive 10-year network affiliation agreement with Bell Canada. Recently, on December 15, 2000, Bell Canada was the Company's first foreign network affiliate to add nationwide 2-way service. This service uses frequencies aligned with those used by the Company in the U.S. thereby allowing seamless 2-way roaming by the customers of each company over the network of the other.

COMPETITION

   The Company competes primarily on the basis of its equipment and wireless services prices, quality of service and coverage capability. Its competitors include both companies which provide wireless data, paging or other mobile communications services in local markets and regional and nationwide service providers. Other wireless data carriers providing two-way services include MCI WorldCom SkyTel ("SkyTel"), Cingular Wireless, Motient and Arch. Other paging carriers include regional telephone companies and both small and large paging service providers, such as Metrocall, Verizon, Arch and SkyTel. Certain of these companies have substantially greater financial, technical and other resources than the Company. In addition, a number of telecommunications carriers (including providers of broadband PCS) have constructed or are in the process of constructing nationwide wireless networks providing services that compete with the Company's services, including wireless data services.

   A number of competing technologies, including cellular telephone service, broadband and narrowband personal communication services, specialized mobile radio, low speed data networks and mobile satellite services, are used in, or projected to be used for, wireless data services. Cellular telephone technology and broadband personal communications services provide an alternative communications system for customers who are frequently away from fixed-wire communications systems (i.e., ordinary telephones). Compared to cellular telephone service and broadband service, wireless data and paging services are generally less expensive, offer longer battery life, provide better in-building penetration and extend over wider coverage areas. For those cellular customers for whom convenience and price are considerations, wireless data and paging services can compete successfully by complementing their cellular usage. Management believes that wireless data and paging will remain one of the lowest-cost forms of wireless messaging due to the low cost infrastructure associated with wireless data and paging systems, as well as advances in technology that are expected to reduce service costs. Broadband personal communications services technologies are similar to cellular technology and offer messaging services in a single handset. This technology will offer greater capacity for wireless data services and, accordingly, is expected to result in greater competition.

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

   The Company's licenses described above (the "Licenses") authorize the Company to use the radio frequencies necessary to conduct its operations. The Licenses prescribe the technical parameters, such as power output and tower height, under which the Company is authorized to use those frequencies. The Licenses are for varying terms of up to 10 years, at the end of which time renewal applications must be submitted to the FCC for approval. The Nationwide Narrowband License will expire on September 29, 2004 unless renewed by the Company. The Regional Narrowband Licenses will expire on January 27, 2005 unless otherwise renewed. FCC renewals are routinely granted and the FCC has established policies that essentially ensure perfunctory renewal upon a demonstration of compliance with FCC regulations and adequate service to the public. Although the Company is unaware of the existence of any circumstances which would prevent the grant of any pending or future renewal applications, the Company cannot be assured that the Licenses will be renewed by the FCC in the future. Furthermore, although revocation and involuntary modification of licenses are extraordinary regulatory measures, the FCC has the authority to restrict the operation of licensed facilities or to revoke or modify licenses. No License of the Company has ever been revoked or modified involuntarily.

   The Communications Act requires licensees such as the Company to obtain prior approval from the FCC for the assignment of any station license or the transfer of control of any entity holding such licenses (in February 1998, the FCC amended its rules to exempt pro forma transactions from this requirement). The FCC has approved each transfer of control for which the Company has sought approval. The Company currently has an application for transfer of control to effectuate the Merger Agreement with Metrocall, which was filed in April, 2001. See "Recent Developments". The Company also may apply for FCC authority to modify the technical parameters of existing licenses and provide new services. Although there can be no assurance that any requests for approval, or applications filed by the Company will be approved or acted upon in a timely manner by the FCC, or that the FCC will grant the relief requested, the Company has no reason to believe any such requests, applications or relief will not be approved or granted. If the Merger were to occur, the Company would transfer its FCC licenses to the surviving company provided that the appropriate FCC approval is obtained.

   The Omnibus Budget Reconciliation Act of 1993 (the "Budget Act") imposed a structure of regulatory fees which the Company is required to pay with respect to its Licenses. The FCC increased these fees for fiscal year 1998, and left them unchanged for fiscal years 1999 and 2000. The Company believes that these regulatory fees will not have a material adverse effect on the Company's business.

   The Company has complied with FCC requirements with respect to the buildout of its existing one-way messaging network. There are separate FCC buildout requirements with respect to the Company's Nationwide and Regional Narrowband Licenses. As a nationwide narrowband PCS licensee, the Company must construct base stations that provide coverage to a composite area of 750,000 square kilometers or serve 37.5% of the United States population within five years of the initial license grant date and must construct base stations that provide coverage to a composite area of 1,500,000 square kilometers or serve 75% of the United States population within ten years of the initial license grant date. Additionally, as a regional narrowband PCS licensee, the Company must construct base stations that provide coverage to a composite area of 150,000 square kilometers or serve 37.5% of the population of the service area within five years of its initial license grant date and must construct base stations that provide coverage to a composite area of 300,000 square kilometers or serve 75% of its service area population within ten years of the initial license grant date. Failure to meet the construction requirements would result in forfeiture of the license and ineligibility to regain it. In 1999, the Company met the five-year construction requirements for all of its Nationwide and Regional Narrowband Licenses, and on October 1, 1999, certified this compliance to the FCC. In 2000, the FCC adopted the substantial service standard as an alternative to the PCS construction requirements.

   In 1997, the FCC released a Report and Order establishing competitive bidding rules for the remaining narrowband PCS spectrum as well as a Further Notice of Proposed Rulemaking seeking commentary on proposals to (a) license narrowband PCS spectrum that had previously been held in reserve, (b) modify the existing spectrum allocation plan to aggregate smaller geographic license areas in order to create additional nationwide narrowband PCS licenses, and (c) modify or eliminate the PCS buildout requirements. Adoption of either of the first two of these proposals would increase the amount of nationwide narrowband PCS spectrum available to the public and might negatively impact the value of the nationwide narrowband PCS licenses held by the Company. To date, there has been no final FCC action on these proposals.

   The FCC also released a Report and Order in 1997, establishing a system of competitive bidding ("auctions") to issue licenses for 929 MHz frequencies for which there are mutually exclusive applications. This auction was concluded in March, 2000. Licenses for individual 929 MHz paging channels for which there are mutually exclusive applications were auctioned on a geographic basis. In defining the area within which existing users would be protected from interference from the auction winners or neighboring licensees (an area known as an "interference contour"), the FCC created a new methodology that in many instances reduces the size of the area within existing licensees' interference contours. This change, however, does not have an impact on licensees with nationwide exclusivity (such as the Company, with respect to its 929 MHz Licenses), because no other operator has the right to apply for such licensees' exclusive frequencies.

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

   Consistent with this ruling mandating compensation for carriers terminating LEC-originated traffic, the FCC has determined that LECs may not charge a CMRS provider or other carrier for terminating LEC-originated traffic. Some LECs have in the past been reluctant to comply with the FCC orders. These carriers have at various points refused to pay the Company for terminating calls originating on their networks and have threatened to terminate interconnection arrangements with the Company if it does not pay for dedicated facilities used to terminate LEC-originated traffic. The Company has in the past made certain payments to the LECs under protest and has maintained reserves for payments that the LECs were claiming were due. The FCC's staff has made it clear that under the FCC's current rules, LECs may not charge CMRS providers for such facilities, although these rules are being reconsidered and could be modified in the future. The FCC released an Order on Reconsideration in June 2000, reiterating that LECs may not charge a CMRS provider or other carrier for terminating LEC-originated traffic or for such dedicated facilities. This Order has been appealed to the U.S. Court of Appeals for the D.C. Circuit. It remains pending. In addition, the U.S. Court of Appeals for the Ninth Circuit ruled that, under the Communications Act and the FCC's rules implementing it, paging carriers are entitled to reciprocal compensation for terminating calls that originate on a LEC's network. The Court ruled, as telecommunication carriers, paging providers should be required to pay charges for traffic originating on other carriers' networks. The Company believes that this ruling will have a positive effect on its continuing efforts to secure and maintain beneficial interconnection agreements with the LECs in its service area.

   With regard to interconnection agreements, the 1996 Act requires LECs to make available to any requesting carrier any interconnection service provided to another carrier, on the same terms and conditions as provided to the other carrier. Pursuant to this provision, the Company has entered into interconnection agreements with Ameritech, Bell Atlantic, U.S. West and Bell South, among others. These agreements all require the LECs to make payments to the Company for the termination of calls originating on the LECs' networks. These agreements have terms ranging from one to two years.

   As a result of the enactment of the 1996 Act, the Company will face additional financial obligations. In November 1996, in response to a directive in the 1996 Act, the FCC adopted rules that govern compensation to be paid to pay phone providers. After the FCC's rules in this area were twice vacated by the U.S. Court of Appeals for the D.C. Circuit, the FCC released an order mandating that long distance carriers compensate pay phone providers 24(cent) for each 800 number, similar toll-free-to-the-caller number and access code (collectively, "800 Number") call during a two-year interim period. The long distance carriers are expected either to pass this cost through to the paging companies that provide 800 Number service to their subscribers or to block pay phone calls to 800 Numbers. This could increase the cost of providing certain 800 Number messaging services or limit the utility of 800 Number service. The FCC's Order to set the payphone compensation rate at 24(cent) was affirmed at the U.S. Court of Appeals in 1999.

   Also, in response to changes made by the 1996 Act, the FCC has adopted rules regarding payments by telecommunications firms into a revamped fund that will provide for the widespread availability of telecommunications services, including to low-income consumers ("Universal Service"). Prior to the implementation of the 1996 Act, Universal Service obligations largely were met by local telephone companies. Under the rules, all telecommunications carriers, including paging companies, are required to contribute to the Universal Service Fund. Payments into the fund will likely increase the cost of doing business and could make the Company's service less competitive with the other services. The mechanism to be used by paging providers in allocating revenues between interstate and intrastate jurisdictions has not been fully resolved. Pending the issuance of a final mechanism, the FCC established a "safe harbor" percentage of 12% for paging carriers that the agency believes reasonably approximates the percentage of interstate revenues generated by such carriers.

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

   The Company has obtained both United States trademark and service mark registrations for its PageMart word mark and is pursuing federal registration for its WebLink Wireless mark. The Company owns registrations for 19 of its other marks in the United States. These federal registrations may be renewed as long as the marks continue to be used in interstate commerce. At December 31, 2000, the Company had 17 service mark/trademark applications pending before the United States Patent and Trademark Office. The Company has also obtained, or is in various stages of applying for, registrations for its PageMart and WebLink Wireless marks and several of its other marks in approximately 21 other countries or jurisdictions where the Company conducts or anticipates expanding its international business. The Company has also taken steps to reserve corporate names in certain foreign countries where the Company anticipates expanding its international business.

   The Company is the owner of four United States patents, namely, United States Patent Nos. 6,097,930; 6,097,969; 6,097,970 and 6,198,808. The Company is also the owner of a portfolio of United States and foreign patent applications. The inventions claimed in those United States patents and patent applications cover aspects of the Company's current and possible future messaging systems and related proprietary technologies. The Company may prepare other United States patent applications. The Company's present intention is not to rely primarily on intellectual property rights to protect or establish further its market position; however, the Company is committed to developing a portfolio of patents that it anticipates may be of value in negotiating intellectual property rights with others in the industry. The Company does not currently intend to broadly license its intellectual property rights.

RISK FACTORS

   In this section, "we," "our" and "us" refer to the Company and its subsidiaries.

   The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially and adversely affected.

   WE HAVE SUBSTANTIAL CASH REQUIREMENTS WHICH WE DO NOT EXPECT TO BE ABLE TO MEET AND PLAN TO REORGANIZE UNDER THE PROTECTION OF CHAPTER 11 OF THE BANKRUPTCY CODE.

   We expect to require a substantial amount of new financing to fund our expected operating losses and capital expenditures through the remainder of 2001. The erosion of revenues from our traditional one-way paging business has led to reduced operating cash flow. As a result, we do not expect that our operations will generate sufficient cash flow to enable us to fund operations and capital expenditures and to pay the interest on our outstanding debt. There are no more funds available to be borrowed under our secured credit facility and we do not expect to have access to additional debt or equity financing. As a result, we expect to file for protection from our creditors under Chapter 11 of the Bankruptcy Code ("CHAPTER 11"). The Merger Agreement we signed with Metrocall requires that we and Metrocall file petitions under Chapter 11 on or before May 15, 2001. However, even in the event the Merger Agreement is terminated, we plan to reorganize our debt under Chapter 11.

   The Merger Agreement provides that our creditors and stockholders will receive 50% of the equity of the corporation that survives the Merger. We expect that our Chapter 11 plan of reorganization will provide for the conversion of our outstanding high-yield notes into equity. While it has not yet been determined how the equity in the corporation surviving the Merger will be allocated among the various classes of our creditors and stockholders, we cannot assure you that our current stockholders will receive any value for their shares in the Merger and we cannot predict what the value of the equity which the holders of the high yield notes may receive in the Merger will be.

    We are seeking commitments from lenders to provide debtor-in-possession financing after we file our bankruptcy petition of at least $50 million or such lesser amount as Metrocall determines is sufficient to permit the Company to borrow amounts required under the Company's business plan approved by Metrocall (the "DIP Financing"). We cannot assure you that we can obtain these commitments. If we do not obtain the commitments by May 15, 2001, Metrocall has the right to terminate the Merger Agreement. If we do not obtain the DIP Financing or the amount obtained is less than the amount we need to execute our business plan, we may have to increase revenues or reduce expenses by cutting back operations and/or capital expenditures or we may not be able to continue as a going concern.

   We cannot predict the terms on which our indebtedness will be restructured or the value that creditors will receive in any restructuring (whether or not the restructuring involves the Merger). We also cannot assure you that we will be able to successfully propose or have confirmed a plan of reorganization acceptable to our creditors.

   COMPLETION OF THE MERGER IS SUBJECT TO NUMEROUS CONDITIONS.

     There are a number of conditions that must be satisfied in order for the Merger to occur. For example, the creditors and the bankruptcy court for both WebLink and Metrocall must approve the Merger. In addition, Metrocall can terminate the Merger Agreement in certain circumstances, including if Metrocall receives a superior acquisition proposal or if we do not obtain commitments from lenders to provide the DIP Financing. Therefore, we cannot assure you that the Merger will occur. If the Merger does not occur, the Company's ability to continue as a going concern would then be dependent upon numerous factors, including: maintaining adequate cash flows to meet its obligations, restructuring its existing borrowing arrangements and/or obtaining additional capital financing (including debtor-in-possession financing), purchasing an adequate supply of subscriber devices, reducing operating expenses and capital expenditures, and retaining employees.

    OUR PLANS TO REORGANIZE MAY AFFECT OUR RELATIONSHIPS WITH SUPPLIERS, CUSTOMERS AND EMPLOYEES.

   Our current financial condition and plans to reorganize may adversely affect our ability to obtain supplies and services from vendors on acceptable terms. Our suppliers may require us to pre-pay or pay upon delivery ("C.O.D.") for goods and services, and/or impose other terms and conditions which may have an adverse impact on our ability to operate our business and to deliver products and services to our customers. Our customers may seek alternative sources for our services, and we may be less able to establish new customer relationships. In addition, our financial condition and reorganization plans also may hinder our ability to attract and retain qualified personnel.

    WE DEPEND ON THE ONGOING RELATIONSHIP WITH METROCALL

    In the fourth quarter of 2000, we received approximately 7.3% of our total revenues from Metrocall pursuant to a strategic alliance agreement. Consequently, any decision by Metrocall to reject and terminate its agreement with us once it files a petition under Chapter 11 or any continued disruption of Metrocall's business that would prevent us from receiving payments from Metrocall under the strategic alliance agreement would decrease our recurring revenues significantly.

   In addition, Metrocall has agreed to pre-pay for services provided under the strategic alliance agreement. These pre-payments are needed to fund our operations. If Metrocall is unable to continue to make the required pre-payments or if it were to reject its agreement with us after filing a petition under Chapter 11, we would require alternate means of financing. We cannot assure you that we would be able to secure other means of financing.

   OUR FUTURE SUCCESS WILL DEPEND ON THE COMMERCIAL VIABILITY OF WIRELESS DATA SERVICES.

   We cannot assure you that wireless data services, including wireless e-mail, peer to peer messaging and information on demand, which are relatively new products to the market, will be accepted in the marketplace and be commercially viable. Wireless data services could be affected by matters beyond our control. These matters include:

   -  the degree of market acceptance;

   -  the future availability and cost of subscriber devices;

   -  technological changes affecting wireless data services;

   -  marketing and pricing strategies of competitors; and

   -  regulatory developments and general economic conditions.

   WE HAVE A LONG HISTORY OF OPERATING LOSSES AND WE EXPECT THESE LOSSES TO CONTINUE FOR AT LEAST THE NEXT COUPLE OF YEARS.

   We have sustained consolidated operating losses in each year of operations since inception. We have sustained an aggregate $92.2 million operating loss for the three year period ended December 31, 2000. We had an $58.1 million operating loss in 2000. Although we had positive EBITDA of $42.1 million for 1998, $45.4 million for 1999 and $28.5 million for 2000, prior to 1996 we had negative EBITDA in each year of our operations, which resulted principally from expenditures associated with the growth of our subscriber base.

   We expect that our traditional paging operations will generate EBITDA at a declining rate over the next year, which will be used primarily to help fund our wireless data operations. We cannot assure you that our traditional paging operations will continue to generate EBITDA or that our consolidated operations will become profitable or generate positive EBITDA. If the Merger does not occur, we may not be able to fund our operations or make required debt service payments.

   WE OPERATE IN A HIGHLY COMPETITIVE MARKET AND WE MAY BE UNABLE TO COMPETE EFFECTIVELY, ESPECIALLY AGAINST COMPETITORS WITH GREATER FINANCIAL AND OTHER RESOURCES.

   We face significant competition in all of our markets. Many of our competitors, which include regional and national paging companies, providers of broadband personal communications services and certain regional telephone companies, possess significantly greater financial, technical and other resources. Our competitors could adversely affect our results of operations by devoting additional resources to the wireless data or traditional paging business or focusing their strategy on our marketing and product niches. For competitive and marketing reasons, we sell new subscriber units in our retail distribution channel for less than their acquisition cost. In addition, a number of telecommunications companies (including broadband PCS providers) have constructed or are in the process of constructing nationwide networks that offer services similar to our services, including wireless data services such as two-way messaging.

   RESTRICTIVE COVENANTS IN OUR INDENTURES AND CREDIT FACILITY MAY ADVERSELY AFFECT US.

   The indentures governing our 11-1/4% Senior Subordinated Discount Exchange Notes due 2008 and 15% Senior Discount Exchange Notes due 2005 and our bank credit facility contain covenants that limit our ability to engage in certain transactions. The restrictions affect our ability to:

   -  incur additional indebtedness;

   -  make prepayments of certain indebtedness;

   -  pay dividends;

   -  make investments;

   -  engage in transactions with affiliates;

   -  issue capital stock of certain subsidiaries;

   -  create liens;

   -  sell assets; and

   -  engage in mergers and consolidations.

   These restrictions are subject to a number of important qualifications and exceptions. Although the indentures will generally restrict our ability to incur indebtedness, they will permit an unlimited amount of additional indebtedness to finance the acquisition of equipment, inventory and network assets. However, one indenture prohibits us from granting liens to secure more than $175 million of indebtedness (other than intercompany indebtedness).

   Our credit facility also contains financial covenants requiring the Company to maintain certain EBITDA levels and interest coverage ratios and to limit its capital expenditures to specified levels.

   We do not expect to be able to make required cash interest payments on our 15% Notes. We expect our Chapter 11 plan of reorganization in our bankruptcy case to provide for the conversion of these notes to equity. These plans will likely result in violations of debt covenants in 2001.

   SUBSCRIBER DISCONNECTIONS CAN ADVERSELY AFFECT OUR BUSINESS.

   Our results of operations are significantly affected by subscriber disconnections. In order to realize net growth in units in service, disconnected users must be replaced and additional users must be added. The sales and marketing costs associated with attracting new subscribers are substantial relative to the costs of providing service to existing customers. Expenses associated with placement of units through our national retail distribution channel exceed the sales price and service initiation fee. For 1998, 1999 and 2000 consolidated average monthly disconnection rates were 3.2%, 3.1% and 3.8%, respectively.

   OUR BUSINESS DEPENDS ON OUR KEY PERSONNEL.

   Our future success depends to a significant extent on the continued services of our key executive officers. We have a retention agreement with John D. Beletic, our Chairman and Chief Executive Officer, and we have a retention plan that covers, among others, all of our executive officers. We have entered into non-competition agreements with all of our executive officers. Our ability to retain or attract key personnel may be adversely affected by our bankruptcy proceedings. The loss or unavailability of one or more of our executive officers, or our inability to attract or retain key employees in the future, could adversely affect our operations.

   BECAUSE OF THE FAST PACE OF TECHNOLOGICAL CHANGE IN THE TELECOMMUNICATIONS INDUSTRY, THERE IS A RISK THAT WE WILL FALL BEHIND OR WILL FAIL TO SUCCESSFULLY ADDRESS THIS CHANGE, WHICH COULD HARM OUR ABILITY TO COMPETE AND COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

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

   WE DEPEND ON KEY SUPPLIERS THAT WE DO NOT CONTROL.

   We do not manufacture any of the subscriber units or infrastructure equipment used in our operations. We buy subscriber units primarily from Motorola, PerComm and Glenayre and are dependent on such manufacturers to obtain sufficient inventory for new subscriber and replacement needs. We purchase terminals, transmitters, receivers and other infrastructure equipment primarily from Glenayre. We are dependent on Glenayre for sufficient infrastructure equipment to meet our expansion and replacement requirements. We are also dependent on Motorola and Glenayre to continue to develop and improve ReFLEX(R) technology so that the technology remains competitive in the marketplace. Motorola has informed us that it has discontinued development of the next generation of ReFLEX(R) software for subscriber devices. Glenayre continues to develop this generation of software for infrastructure equipment, and is developing subscriber devices that will use the next generation of ReFLEX(R) software. We cannot assure you that Glenayre or any other manufacturer will continue to develop ReFLEX technology in a manner and within the timeframe desired or required by the Company.

   We cannot assure you that we will obtain subscriber units and infrastructure equipment in the future as needed. On March 23, 2001, Motorola placed the Company on shipping hold and ceased shipping devices to the Company. Motorola has represented to the Company that it will resume shipment upon meeting certain conditions after the Company files for Chapter 11 bankruptcy. In addition, the Company has recently renegotiated its payment terms with PerComm, Inc., one of the Company's providers of one-way subscriber devices, and PerComm has agreed that it will only ship devices to the Company on a C.O.D. basis. The success of the Company's 2001 business plan is dependent on its ability to purchase subscriber devices in adequate quantities to meet its customers' demands. The Company's inability to fulfill customers' orders based on shipment delays or the unavailability of devices would materially adversely impact the Company's projected units in service for 2001, its business and results of operations.

   Like many other national paging companies, our network depends on the continued availability of satellite communications. We utilize two satellites to control most of our network. Each satellite has the additional capacity to provide the service now provided by both. The mechanical failure of a satellite would create a service outage in the part of our network served by that satellite until we are able to re-orient the satellite dish antennas at each transmission site to receive signals from the other satellite or a back-up satellite. The simultaneous failure of both satellites could have a material adverse effect on our operations. We do not carry insurance against this type of event.

   OUR OPERATIONS ARE SUBJECT TO VARIOUS GOVERNMENT REGULATIONS.

   We and the rest of the wireless communications industry are subject to regulation by the FCC and various state regulatory agencies. From time to time, legislation and regulations could be adopted that could adversely affect our business.

   NASDAQ MAY DELIST OUR COMMON STOCK.

   We no longer meet the listing requirements for either the Nasdaq National Market or the Nasdaq SmallCap Market. The Nasdaq National Market imposed a trading halt in our common stock on April 2, 2001. We expect that Nasdaq will delist our common stock. Upon any delisting, our shares of common stock would trade only in the over-the-counter market. Although prices in respect of trades would be published by the National Association of Securities Dealers, Inc. periodically in the "pink sheets," quotes for our shares of common stock would not readily be available. As a result, it is anticipated that our shares of common stock would trade much less frequently relative to the trading volume of common stock prior to the trading halt, and stockholders may experience difficulty selling shares of common stock or obtaining prices that reflect the value thereof.

   OUR EXISTING PRINCIPAL STOCKHOLDERS CONTROL A SUBSTANTIAL AMOUNT OF OUR VOTING SHARES AND WILL BE ABLE TO SIGNIFICANTLY INFLUENCE ANY MATTER REQUIRING SHAREHOLDER APPROVAL.

   As of January 31, 2001, The Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Capital Partners III, L.P., Morgan Stanley Capital Investors, L.P., Morgan Stanley Venture Capital Fund, L.P., Morgan Stanley Venture Capital Fund II, L.P., Morgan Stanley Venture Capital Fund II C.V., MSCP III 892 Investors, L.P. and Morgan Stanley Venture Investors, L.P. owned approximately 37% of our outstanding Class A Convertible common stock, which is the only class of voting common stock, and 42% of all classes combined of our outstanding common stock. The general partner and/or the managing general partner of each of the general partners of the Morgan Stanley shareholders is a wholly-owned subsidiary of Morgan Stanley, Dean Witter & Co. Three of the seven directors of the Company are employees of Morgan Stanley & Co. Incorporated, which is a wholly-owned subsidiary of Morgan Stanley, Dean Witter & Co. As a result of their ownership interest, the Morgan Stanley shareholders have a significant influence over our affairs.

   ANTI-TAKEOVER PROVISIONS COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON
STOCK.

   Provisions of our certificate of incorporation, by-laws and Delaware law may discourage, delay or prevent a merger or other change of control that stockholders may consider favorable. This could adversely affect the price of our common stock and could discourage offers to acquire our stock at prices that represent a premium over then-current market prices. In addition, the Merger Agreement we entered into with Metrocall contains certain provisions which may discourage third parties from submitting a business combination proposal to us.

EMPLOYEES

   At December 31, 2000, the Company had 1,899 full-time employees. No employees of the Company are covered by a collective bargaining agreement, and management believes the Company's relationship with its employees is good.

EXECUTIVE OFFICERS AND DIRECTORS OF REGISTRANT

   The Company's Board of Directors may be increased or decreased from time to time so long as there are no fewer than three nor more than twelve members. The directors, the executive officers who must report transactions in the stock of the Company to the Securities and Exchange Commission, their positions with the Company, and their ages as are as follows (all information is as of January 31, 2001 except as noted in the footnotes):

       NAME                                 AGE                 POSITION
       ----                                ----                 --------
       John D. Beletic.................     49          Chairman and Chief Executive Officer
       N. Ross Buckenham...............     43          President
       Frederick G. Anderson...........     49          V.P., General Counsel and Secretary
       Douglas S. Glen.................     43          V.P., Network Services and Chief
                                                          Network Officer
       John R. Hauge...................     49          V.P., Finance, Chief Financial Officer
                                                          and Treasurer
       Thomas C. Keys..................     42          V.P., Business Sales

       Sandra D. Neal..................     52          V.P., Customer Care Operations
       Richard S. Nelson...............     52          V.P., International; President of
                                                          WebLink International, Inc.

       Thomas O. Pardoe................     46          V.P., Marketing
       W. Wayne Stargardt..............     48          V.P., Carrier Services Division
       David R. Swift..................     54          V.P., Consumer Sales

       E. Russell Villemez.............     41          V.P., Information Technology and Chief
                                                          Information Officer
       Leigh J. Abramson(1)(2).........     32          Director
       Albert C. Black, Jr.(1)(2)......     41          Director
       Guy L. de Chazal(1).............     53          Director
       Steven B. Dodge(3)..............     55          Director
       Michael C. Hoffman..............     38          Director
       Joseph A. Pardo(2)(3)...........     67          Director
       Pamela D.A. Reeve(1)............     51          Director

----------

(1) Member of Compensation Committee as of March 31, 2001.

(2) Member of Audit Committee as of March 31, 2001.

(3) Mr. Pardo was first elected to the Board of Directors in March 2001 replacing Steven Dodge, who resigned as a director in March 2001.

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

   N. Ross Buckenham, President. Mr. Buckenham joined the Company in January 1996 as Vice President, PCS Strategy, was promoted to Vice President and General Manager, PCS in September 1996, was promoted to Executive Vice President, General Manager, PCS in May 1997 and was promoted to President in November 1997. Prior to joining the Company, Mr. Buckenham was President of Touchtone Solutions, Inc., a telecommunications and interactive voice response software and services company from 1992 to 1996. From 1984 to 1991, Mr. Buckenham was with Aquanautics Corporation, initially as Vice President of Development then as its President. From 1981 to 1984, Mr. Buckenham was with Bain & Co. as a senior consultant to companies in the voice processing, technology, finance and health care industries. Mr. Buckenham holds a MBA degree from Harvard Business School. Mr. Buckenham currently serves as a director of Retek, Inc.

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

   Douglas S. Glen, Vice President, Network Services and Chief Network Officer. Mr. Glen rejoined the Company in May 1999 as Vice President, Corporate Development and became Vice President, Business Sales Division in January 2000 and Vice President, Network Services and Chief Network Officer in November 2000. Prior to rejoining the Company, Mr. Glen was Executive Vice President and Chief Operating Officer of Personal Security and Safety Systems, Inc., a wireless technology company, from May 1998 until April 1999. Prior thereto, Mr. Glen held a number of positions with the Company. Mr. Glen was named Vice President in July 1989 and was promoted to Executive Vice President, Strategic Alliances Business Unit in May 1997, and to President of the newly organized Carrier Services Division in December 1997. Formerly, Mr. Glen was Regional Manager and Director of Finance and Administration for Multicom, Inc., a subsidiary of PacTel Personal Communications, for three years. Mr. Glen served as a director of PCIA, the industry trade association, and Chairman of the Paging and Narrowband PCS Alliance from 1995 to 1997. Mr. Glen has a MBA degree from The University of Texas at Austin.

   John R. Hauge, Vice President, Finance, Chief Financial Officer and Treasurer. Mr. Hauge joined the Company in February 2000 as Vice President, Finance, Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Hauge was Group Executive, Financial Strategies for FIRSTPLUS Financial Group, Inc., a mortgage lender, from April 1998 to February 2000. Previously, Mr. Hauge had senior finance responsibilities for Perot Systems Corporation, an international information technology services company, from 1993 to 1998. Mr. Hauge earned his MA from Oxford University and his MBA from Harvard Business School.

   Thomas C. Keys, Vice President, Business Sales. Mr. Keys joined the Company in January 1993 as Area Manager for the Company's largest West Coast market. He became Sales Director and General Manager in April 1994. Mr. Keys was promoted to Vice President of Arbitrage in September 1994, and to Vice President of Market Development in August 1998. He was named Vice President of Corporate Development in January 1999. In April 1999, Mr. Keys took over responsibilities for the Field Sales Strategic Business Unit. Currently Mr. Keys heads up multiple sales units (National Accounts, Reseller, Field Sales) as the head of all business sales for the Company. Before joining the Company, Mr. Keys held several key management positions at Metromedia Corporation from August 1990 to December 1991.

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

   Richard S. Nelson, Vice President, International; President of WebLink International, Inc. Mr. Nelson joined the Company as Vice President, Marketing in June 1992. Mr. Nelson was named Vice President of International in March 1996. Before joining the Company, Mr. Nelson was Vice President of Marketing for American Eagle, at American Airlines, where he held various staff positions from 1972 to May 1992. Mr. Nelson earned his MA degree from Northwestern University and his MBA from the University of Dallas.

   Thomas O. Pardoe, Vice President, Marketing. Mr. Pardoe joined the Company as Vice President of Marketing in April 2000. Prior to joining the Company, Mr. Pardoe was at GTE from January 1997 to April 2000, most recently as Vice President of Marketing overseeing the consumer wireline business. Before that, Mr. Pardoe spent 15 years in executive marketing positions at ConAgra, Alberto Culver, and Procter & Gamble. Mr. Pardoe earned his MBA from Brigham Young University.

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

   David R. Swift, Vice President, Consumer Sales. Mr. Swift joined the Company in May 1997 as Director of National Retail Marketing. He was promoted to Vice President of National Retail in May 1998. Prior to joining the Company, Mr. Swift was President of Sampling Plus, Inc., a promotional marketing company, from June 1994 until May 1997. He was Senior Vice President, Marketing of Greyhound Lines, Inc., a national bus line, from April 1993 through May 1994. Prior thereto Mr. Swift held several marketing positions with Frito-Lay, most recently as Marketing Director.

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

   Leigh J. Abramson, Director. Mr. Abramson has been a Director of the Company since August 1994. He is currently a Principal of Morgan Stanley & Co. Incorporated ("Morgan Stanley") and of Morgan Stanley Capital Partners. Mr. Abramson has been with Morgan Stanley since 1990, first in the Corporate Finance Division and, since 1992, in the Private Equity Division. Mr. Abramson is also a Director of Silgan Holdings, Smurfit Stone Container Corp., and Packtion Holdings, Inc. Mr. Abramson was designated by Morgan Stanley Capital Partners III, L.P. ("MSCP III") pursuant to the Amended and Restated Stockholders Agreement among the Company and certain stockholders of the Company dated as of June 8, 2000 (the "Stockholders Agreement").

   Albert C. Black, Jr., Director. Mr. Black has been a director of the Company since February 2000. He is currently Chairman of the Board, President and Chief Executive Officer of On-Target Supplies & Logistics, Ltd., a privately held distributor of office supplies and equipment and administrator of warehousing and delivery. Mr. Black is also past Chairman of the Board of the Greater Dallas Chamber of Commerce, a director of the Dallas Black Chamber of Commerce and Chase Bank of Texas, and the Finance Chairman of the Board of Regents of Texas Southern University.

   Guy L. de Chazal, Director. Mr. de Chazal has been a Director of the Company since June 1989. Mr. de Chazal is a Managing Director of Morgan Stanley and is Chairman, Chief Executive Officer and a general partner of Morgan Stanley Venture Partners. Mr. de Chazal joined Morgan Stanley in 1986. Mr. de Chazal is also a director of Frontstep, Inc., Lionbridge Technologies, Inc., and several private companies. Mr. de Chazal was designated by Morgan Stanley Venture Capital Fund, L.P. ("MSVCF") pursuant to the Stockholders Agreement.

   Steven B. Dodge, Director. Mr. Dodge was a Director of the Company from November 1998 until March 2001. Mr. Dodge is Chairman and Chief Executive Officer of American Tower Corporation ("ATC"), a leading independent owner and operator of wireless communications towers in the United States. Prior to joining ATC, Mr. Dodge founded and was the Chairman of the Board, President and CEO of American Radio Systems Corporation ("ARS"), an independent owner and operator of radio stations, a position he occupied from ARS' founding in November, 1993 until its merger with CBS Corporation. In addition, Mr. Dodge founded Atlantic Radio, L.P. in 1988, which was one of the predecessor entities of ARS. Prior to forming Atlantic Radio, L.P., Mr. Dodge founded and served as Chairman and CEO of American Cablesystems Corporation, a cable television company. Currently, Mr. Dodge is also a Director of Sensitech, Inc. and Jobson Publishing, L.L.C.

   Michael C. Hoffman, Director. Mr. Hoffman has been a Director of the Company since March 1999. Mr. Hoffman is a Managing Director of Morgan Stanley and of Morgan Stanley Capital Partners. Mr. Hoffman joined Morgan Stanley in 1986. Mr. Hoffman is also a director of OrbLynx, Inc. and eAccess Limited. Mr. Hoffman was designated by The Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II") pursuant to the Stockholders Agreement.

   Joseph A. Pardo, Director. Mr. Pardo has been a Director of the Company since March 2001. Mr. Pardo is Chairman of Phoenix Advisors, LLC. Prior to founding Phoenix Advisors, Mr. Pardo was a member of the board of directors of the Phoenix Resource Companies, a publicly held oil and gas exploration and production company, from 1990 to 1996 and Chairman of the Board from 1994 to 1996 until the company was acquired by The Apache Corporation. Prior to that he was Executive Vice President, Finance and Administration for the Estate of W.T. Grant Company from 1976 to 1984. He was Trustee of the Estate from 1984 to 1995. Currently Mr. Pardo is Trustee of the Singer Creditor Trust, Trustee of the Creditors Trust for FPA Medical Management and Trustee for L.B.S.C.I. Unsecured Creditors Trust. He is Chairman of the Board of Directors of the newly reorganized Brothers

Gourmet Coffee Company and is also one of three trustees holding stock of said company for the benefit of creditors.

   Pamela D. A. Reeve, Director. Ms. Reeve has been a Director of the Company since April 1996. Ms. Reeve is Chief Executive Officer and Director of Lightbridge, Inc. ("Lightbridge") and has been with Lightbridge since 1989. Lightbridge develops and manages software used by wireless telecommunications companies globally to support customer acquisition, billing and management. Prior to joining Lightbridge, Ms. Reeve spent eleven years at The Boston Consulting Group, with senior operating responsibility for the firm's Boston office. Prior to joining The Boston Consulting Group, Ms. Reeve worked with the National Endowment for the Humanities managing educational projects and with real estate development and manufacturing firms, primarily in operations and marketing. Ms. Reeve is also a director of Natural Microsystems, Inc.

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

   The Company generally leases the locations used for its transmission and receiving facilities under operating leases. These leases are generally for five years or less. The Company does not anticipate material difficulty in renewing these leases or finding equally suitable alternate facilities on acceptable terms. The Company leases approximately 178,500 square feet of office space for its corporate headquarters in Dallas, Texas. The lease has a cost in 2001 of approximately $3.8 million, and is subject to annual escalations during its term. The lease expires on January 31, 2008, and the Company has a renewal option for an additional five year term. The Company leases varying amounts of space for local offices, call centers and other facilities at various locations. Aggregate annual rental charges under site and office leases were approximately $31.3 million for 2000.

ITEM 3. LEGAL PROCEEDINGS

   In March and April of 2001, the Company became aware that the following four purported class action lawsuits have been filed against it and John D. Beletic in the United States District Court for the Northern District of Texas: Park Avenue Securities v. WebLink Wireless, Inc. and John Beletic, Civil Action No. 3:01-CV-0498-L, filed March 14, 2001; Michael Abboud v. WebLink Wireless, Inc. and John Beletic, Civil Action No. 3:01-CV-0551-X, filed March 22, 2001; Peter Wilder v. WebLink Wireless, Inc. and John Beletic, Civil Action No. 3:01-CV-0563-M, filed March 23, 2001; and Tamas Kutrovatz v. WebLink Wireless, Inc., and John Beletic, Civil Action No. 3:01-CV-0674-L, filed April 5, 2001. To date, the Company has been served with three of these lawsuits. The Plaintiffs' lawsuits are being brought on behalf of persons who purchased WebLink common stock on the open market during the period from December 29, 2000, through February 20, 2001, to recover an unspecified amount of monetary damages allegedly caused by the Company's alleged fraudulent scheme to artificially inflate the price of the Company's common stock through a series of alleged false and misleading statements to the market and alleged material omissions in violation of federal securities laws. No discovery has yet occurred, and the Company believes the lawsuits have no merit and intends to vigorously defend these actions.

   On March 20, 2001, WebLink was served with a class action lawsuit brought by Dan Panchot, individually and as a class representative, against RadioShack Corporation and WebLink Wireless, Inc. (the "Rebate Lawsuit"). The Rebate Lawsuit is pending in the Missouri Circuit Court, 22nd Judicial Circuit in St. Louis Missouri, Cause #012-694, Division I. The Plaintiff's class consists of all persons in the United States who (i) purchased a Motorola LS-

550, LS-750 Wordline pager or an E-Pager One-Line receiver at RadioShack from November 18, 1999, through December 31, 1999; (ii) signed up for a particular type of paging services; (iii) applied for the $30.00 rebate offered; and (iv) who have suffered economic loss or damage as a result of the Company's denial of the rebate requested or Company's alleged failure to timely pay rebates on the purchases. No discovery has yet occurred, and the Company believes the lawsuit has no merit and intends to vigorously defend this action.


   The Company is involved in various other lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these other lawsuits will not have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS

   The Company's Class A Common Stock, $0.0001 par value, is listed on The Nasdaq Stock Market(R) under the symbol WLNK. There currently is no public market for the Company's Class B, Class C or Class D Common Stock. Class A Common Stock is convertible by certain holders thereof into either Class B or C Common Stock. Classes B, C and D Common Stock are convertible into Class A Common Stock. The following table indicates the high and low sales prices for the Company's Class A Common Stock for the last two years:

               1999:
                  First Quarter........................   $   7 1/4     $  4 13/16
                  Second Quarter.......................       7 9/16       3 3/4
                  Third Quarter........................       8 1/8        4 5/8
                  Fourth Quarter.......................      18 5/8        5
               2000:
                  First Quarter........................   $  27 1/4     $ 12 3/8
                  Second Quarter.......................      14            4 3/8
                  Third Quarter........................      16 1/2        6 1/16
                  Fourth Quarter.......................      10 13/16      1 19/32

   Nasdaq has notified the Company that the Company will not remain eligible for continued listing on the Nasdaq National Market unless its Common Stock maintained a $5.00 per share minimum bid price for at least 10 consecutive trading days prior to April 5, 2001. The Company has not satisfied this requirement. The Company no longer meets the requirements for listing on either the Nasdaq National Market or the Nasdaq SmallCap Market. The Company expects that the Class A Common Stock will be delisted by Nasdaq. The Common Stock may thereafter be traded in the over the counter market, but there is no assurance that this will be the case.

   As of January 31, 2001, the Company's Class A, Class B and Class D Common Stock was held by approximately 186, 8 and 5 holders of record, respectively. There were no shares of Class C Common Stock outstanding. Management believes there were approximately 9,200 beneficial holders of Class A Common Stock at January 31, 2001.

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

ITEM 6. SELECTED FINANCIAL DATA

   The following table sets forth summary historical financial information and operating data for each of the five fiscal years ended December 31, 2000. The financial information and operating data were derived from, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this report.


                                                                      FISCAL YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------------------------------------
                                           1996(1)            1997(1)             1998(2)           1999(2)               2000
                                        -----------        -----------        -----------        -----------        -----------
                                                              (IN THOUSANDS, EXCEPT UNIT, PER SHARE AND ARPU DATA)
STATEMENT OF OPERATIONS DATA:
Recurring revenues ..............       $   153,041        $   206,907        $   250,899        $   259,858        $   239,905
Network revenues ................                --                 --                 --                 --              4,735
Equipment revenues ..............            68,551             70,871             56,838             64,563             45,336
                                        -----------        -----------        -----------        -----------        -----------
Total revenues ..................           221,592            277,778            307,737            324,421            289,976
Cost of equipment sold ..........            78,896             86,175             69,150             72,035             63,265
                                        -----------        -----------        -----------        -----------        -----------
                                            142,696            191,603            238,587            252,386            226,711
Operating expenses ..............           155,265            194,194            239,935            285,146            284,835
                                        -----------        -----------        -----------        -----------        -----------
Operating income (loss) .........           (12,569)            (2,591)            (1,348)           (32,760)           (58,124)
Interest expense ................           (35,041)           (38,499)           (43,798)           (65,310)           (65,649)
Interest income .................             1,140                501              3,187                579              1,246
Other ...........................            (2,128)            (3,298)            (3,549)            (2,376)             2,553
                                        -----------        -----------        -----------        -----------        -----------
Loss before extraordinary item
and accounting change ...........       $   (48,598)       $   (43,887)       $   (45,508)       $   (99,867)       $  (119,974)
                                        ===========        ===========        ===========        ===========        ===========
Loss before extraordinary item
and accounting change per common
share ...........................       $     (1.30)       $     (1.10)       $     (1.13)       $     (2.47)       $     (2.63)
Weighted average number of common
shares and share equivalents
outstanding .....................            37,462             39,922             40,246             40,500             45,514
BALANCE SHEET DATA (AT PERIOD
END):
Current assets ..................       $    70,572        $    84,133        $    74,537        $    63,895        $    63,531
Total assets ....................           313,620            361,876            494,055            451,930            441,475
Current liabilities .............            62,503            104,973            120,750            101,526            626,562
Long-term debt, less current
maturities ......................           240,687            289,344            462,079            538,185              5,356
Stockholders' equity (deficit) ..            10,430            (32,441)           (90,022)          (188,440)          (203,084)
OTHER DATA:
Units in service (at period end)          1,859,407          2,530,737          2,651,004          2,662,995          2,218,340
Net subscriber additions (losses)           619,383            671,330            120,267             11,991           (444,655)

ARPU(3) .........................       $      8.04        $      7.80        $      8.06        $      8.17        $      8.09
EBITDA ..........................             8,623             27,261             42,072             45,387             28,459
Capital expenditures including
capital leases ..................            63,804             67,506            168,546             45,736             54,276
Dividends paid/declared .........                --                 --                 --                 --                 --
Depreciation and amortization ...            21,192             29,852             43,420             78,147             78,050
Deficiency of earnings to fixed
  charges(4)(5) .................           (48,598)           (43,887)           (70,511)           (97,579)          (115,513)

-----------

(1) It has been determined that it is impracticable to reclassify balances per the Emerging Issues Task Force's abstract number 00-14 "Accounting for Certain Sales Incentives" ("EITF 00-14") for 1996 and 1997 due to the fact that the information required by EITF 00-14 was not captured during those periods. The reclassification required by EITF 00-14 would not change operating loss, EBITDA or net income for the periods.

(2) Amounts have been reclassified to reflect the principles established in EITF 00-14 and to reflect the $3.8 million charge originally recorded as an extraordinary item as a result of the 1998 satellite failure has been reclassified as operating expense.

(3) Average monthly revenue per unit ("ARPU") is calculated by dividing (i) domestic recurring revenues, consisting of fees for airtime, voice mail, customized coverage options, excess usage fees and other recurring revenues and fees associated with the subscriber base, for the quarter by (ii) the average number of domestic units in service for the quarter. ARPU is stated as the monthly average for the final quarter of the period.

(4) For purposes of calculating the deficiency of earnings to fixed charges, (i) earnings is defined as net loss plus fixed charges and (ii) fixed charges as interest expense plus amortization of debt issuance costs and the interest portion of rental and lease expense.

(5) The 1998 deficiency of earnings to fixed charges is increased by $13.8 million in extraordinary items and $11.4 million of capitalized interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following is a discussion of the results of operations and financial condition of the Company for the three years ended December 31, 2000. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this report. Certain prior years' amounts have been reclassified to conform with the current year presentation.

    This Form 10-K contains statements that constitute forward-looking statements. In addition to statements that speak to a time in the future, the words "estimate," "project," "plan," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Readers are cautioned that such forward-looking statements involve risks and uncertainties, and are subject to change based on various important factors. The factors set forth herein under "Business-Risk Factors" and in other filings with the Securities and Exchange Commission, as well as the following factors, could affect the Company's financial performance and could cause actual results to differ materially from those expressed in such forward-looking statements: the possibility that the Merger (as defined in "Recent Developments") may not occur; the possibility that the anticipated benefits of the Merger cannot be fully realized, the possibility that the costs or difficulties of integrating the businesses of the merged companies may be greater than expected; the effect on the Company's business of operating while in Chapter 11 bankruptcy proceedings; economic conditions and consumer confidence generally in the United States; the ability of the Company to manage its high outstanding indebtedness; the impact of technological change in the telecommunications industry; the future cost and availability of network infrastructure and subscriber devices; the impact of competition and pricing of wireless data and paging services; the timely market acceptance of new products and services such as two-way messaging; changes in regulation by the Federal Communications Commission ("FCC") and various state regulatory agencies; and potential technical problems relating to the Company's wireless data network See. "Business-Risk Factors." These factors raise substantial doubt in regard to the Company's ability to continue as a going concern.


   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company reported operating losses for each of the three years in the period ended December 31, 2000, has incurred substantial net losses since inception, and has a significant working capital deficit and stockholders' deficit at December 31, 2000. The Company expects these conditions will continue and there can be no assurance that the Company's operations will become profitable.

   In 2000, the Company's revenues and operating cash flows declined and, in conjunction with the history of operating and net losses, have severely impacted the Company's financial condition and liquidity. The Company anticipates these conditions will continue throughout 2001 and it is unlikely that the Company will maintain compliance with its debt covenants in 2001. Additionally, as of March 31, 2001 the Company has no borrowing availability under its existing Credit Facility. Based on these factors the Company does not believe it can obtain any new debt or equity financing other than post-petition financing. As a result of the probable violation of debt covenants in 2001, the Company has classified the outstanding debt on the 11-1/4% Exchange Notes, 15% Exchange Notes and the Credit Facility as current liabilities at December 31, 2000.

   The Company's deteriorating financial condition and results of operations, lack of liquidity and inability to obtain additional debt or equity financing raise substantial doubt about its ability to continue as a going concern.

   Based on the factors outlined above, on April 1, 2001, the Company entered into the "Merger Agreement" with Metrocall. The companies plan to effect the Merger through concurrent Chapter 11 bankruptcy reorganizations. The Merger Agreement provides that the companies will commence their bankruptcy proceedings by May 15, 2001, and that the creditors and equity holders of the Company will receive 50% of the equity of the merged company, and the creditors and equity holders of Metrocall will receive the other 50%. The Company's plan of reorganization when filed will set forth in greater detail the treatment of the creditors and equity holders of the Company. Subject to the satisfaction of certain conditions, Metrocall has also agreed to prepay for certain services to be rendered by WebLink pursuant to an existing strategic alliance agreement. The Merger is subject to obtaining adequate financing and approval by each company's creditors, the bankruptcy court and certain state and federal regulators, as well as other customary closing conditions. The parties expect the Merger to close by the last quarter of 2001.

   The Company's ability to continue as a going concern is dependent upon numerous factors, including: maintaining adequate cash flows to meet its obligations, restructuring its existing borrowing arrangements and/or obtaining additional capital financing (including debtor-in-possession financing), purchasing an adequate supply of subscriber devices, reducing operating expenses and capital expenditures, and retaining employees.

   The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result in the event that the Company is unable to continue as a going concern.

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

   Since commencing operations in 1990, the Company has invested heavily in its wireless communications network and administrative infrastructure in order to establish nationwide coverage and centralized customer service call centers and administrative support functions. The Company incurs substantial fixed operating costs related to its wireless communications infrastructure, which is designed to serve a larger subscriber base than the Company currently serves in order to accommodate growth. In addition, the Company incurs costs associated with each new subscriber addition. The Company has sustained consolidated operating losses in each year of operations since inception. The Company sustained a $1.3 million operating loss in 1998, a $32.8 million operating loss in 1999 and a $58.1 million operating loss in 2000. The Wireless Data Division has generated operating losses each year beginning in 1995 and management expects this trend to continue into 2001. In the third quarter of 1997, the Company began generating operating profits in its Traditional Paging Division. In the fourth quarter of 2000, the Traditional Paging Division sustained a $1.5 million operating loss and management expects this trend to continue. The Company expects to incur consolidated operating losses through 2001.

   The Company's strategy is to expand its subscriber base to increase profitability and cash flow through greater utilization of its nationwide wireless communications network. From the introduction of wireless data services in December 1998 to December 31, 2000, the number of wireless data units in service increased to 353,780. None of the Company's growth is attributable to acquisitions. The Company intends to achieve unit growth by promoting its wireless data services through its direct sales force, national retail distribution channels, private brand strategic alliances with telecommunication companies and wireless data network alliances with companies such as Metrocall and Verizon.

   The Company has historically sold, rather than leased, most of the subscriber units used by its subscribers. As a result, the Company has had much less capital invested in subscriber units than many other paging carriers since it has recouped a substantial portion of subscriber unit costs upon sale to subscribers, retailers and resellers. This has resulted in significantly lower capital expenditures and depreciation expense than if the Company had leased units to its subscribers. However, the Company expects to lease a larger portion of its wireless data subscriber units because of the high cost of wireless data subscriber units compared to traditional paging units. In 1998, 1999 and 2000, the Company's capital expenditures for subscriber units has increased as the result of the Company's increased leased units in wireless data services.

   The Company sells and leases its subscriber units through the following distribution channels: (i) private brand strategic alliances and wireless data network alliances through its Carrier Services Strategic Business Unit ("SBU"),
(ii) third party local resellers through its Reseller SBU, (iii) national and regional retail stores through its National Retail SBU and (iv) direct sales through its Field Sales and National Accounts SBU's. At December 31, 2000, 41% of the Company's domestic units in service originated from the Carrier Services SBU, 24% from the Reseller SBU, 21% from the National Retail SBU and 14% originated from the Field Sales and the National Accounts SBUs. In the third quarter of 1998, the Company announced the formation of its Wireless Control Systems (formerly Telemetry) SBU. This SBU began generating recurring revenues in the third quarter of 2000 with the sale of its first units in July.

   For competitive and marketing reasons, the Company generally sells each new unit to retailers for less than its acquisition cost. Units sold by the Company during a given month may exceed units activated due to inventory stocking and distribution strategies of retailers.

   The Company derives its recurring revenue primarily from fixed periodic fees for services. Consequently, the Company's ability to recoup its initial selling and marketing costs, to meet operating expenses and to achieve profitability is dependent on the average length of time that each customer continues to utilize the Company's service, as operating results benefit from the recurring payments of the fixed fees without the incurrence of additional selling expenses by the Company. Conversely, operating results are adversely affected by customer disconnections. Each month a percentage of the Company's existing customers have their service terminated for a variety of reasons, including failure to pay for service, dissatisfaction with service and switching to a competing service provider. Average monthly disconnect rates are calculated by dividing (a) the sum of (i) the subscriber disconnections from each of the Carrier Services SBU's strategic alliance partners, to the extent that each partner has net disconnections, (ii) net subscriber disconnections from the local reseller channel, taken as a whole, and (iii) subscriber disconnections from all national retail and direct sales channels, by (b) the total number of units in service at the beginning of the period. Disconnect rates are stated as the monthly average of each period presented.

   The Company's Subscriber Service Agreement provides, "after activation, neither WebLink nor any retailer will issue customer credits for used or unused services for which payment has been received". However, it is the Company's present policy to allow customers 365 days to apply credits for unused services to future services. Upon the expiration of 365 days, unapplied credit balances in customer accounts will be recognized as revenue and debit balances in customer accounts will be written off to allowance for doubtful accounts.

   Approximately 85% of the Company's monthly average revenue per unit ("ARPU") is attributable to fixed fees for airtime, coverage options and features. The remainder is dependent on usage. Management anticipates that the Company's consolidated ARPU will increase as subscriber additions in the Wireless Data Division increase, since wireless data services yield a significantly higher ARPU than traditional paging services. Management anticipates that the Company's Traditional Paging Division's ARPU will decline somewhat in the foreseeable future.

RESULTS OF OPERATIONS

   The following discussion assumes the Company's ability to continue its operations as a going concern and, as a result, do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of that uncertainty.

FISCAL YEARS 1998, 1999 AND 2000

WIRELESS DATA DIVISION

   The Company's Wireless Data Division is expected to fuel the growth of the Company in the future. Nationwide coverage was first offered on December 15, 1998 with coverage to 70% of the U.S. population. When the wireless data network was substantially completed in April 1999, approximately 90% of the U.S. population was covered. The following discussion analyzes the results of the division's operations, unless otherwise indicated.

Units in Service

   The Company had 775 units in service as of December 31, 1998 compared to 61,575 as of December 31, 1999 and 353,780 as of December 31, 2000. The Company received its first shipments of full two-way wireless data devices in February 2000. In June 2000, the Company began receiving shipments of the Motorola Talkabout T900 which has contributed significantly to the unit growth in the Wireless Data Division. In July 2000, the Company added its first units in telemetry. As of December 31, 2000, the Company had 1,984 telemetry units in service included in total Wireless Data units in service.

   Unit additions in each quarter of 2000 were 32,722, 52,512, 81,055 and 125,916 yielding annualized growth rates of 213%, 223%, 221% and 221% in the first, second, third and fourth quarters, respectively. In the quarter ended December 31, 2000, the Wireless Data Division's average monthly disconnection rate was 2.2%. Management believes the reported churn rate is lower than what the steady state churn rate will be as churn rate benefits mathematically from the relative newness of the base with almost all of the subscribers on the service less than one year as of the end of the fourth quarter. Management expects net unit additions to be negatively affected by at least 20,000 units in the second quarter of 2001 when a network affiliate converts certain markets to its own network pursuant to "Phase 2" of its network affiliation agreement with the Company.

Revenues

   Revenues for 1998 were $96,000 compared to $13.4 million for 1999 and $40.1 million for 2000. Recurring revenues for the same periods were $46,000, $5.5 million and $26.7 million, respectively. Revenues from equipment sales for the same periods were $50,000, $7.9 million and $8.7 million, respectively. In the first quarter of 2000, Verizon elected to enter the second phase of its network affiliation agreement with the Company and in the second quarter of 2000, the Company completed the construction of a custom network for the U. S. Department of Energy. As a result, network revenues of $4.7 million were recognized in 2000. Network revenues are comprised of: (1) non-recurring engineering fees; (2) construction revenues related to the installation of transmitting and receiving equipment; and (3) non-airtime service revenues. The Company did not recognize any comparable revenue for 1998 or 1999. ARPU was $19.85 for the three months ended December 31, 1998 compared to $16.94 for the same period in 1999 and $12.56 in 2000. Management expects Wireless Data's steady state ARPU (excluding telemetry) to be approximately $13.00.

   During the third quarter of 2000, the Company initiated its national retail sales efforts for the new Motorola T900. This sales program includes certain sales incentives paid to retailers when the product is sold by the retailer. These sales incentives, which result in a loss on the product, are recorded as a reduction to equipment revenue in the period the products are shipped to retailers, which is consistent with the recently released Emerging Issues Task Force's abstract number 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"). However, due to the newness of this product and the nature of the arrangements with retailers, the Company is not recognizing revenue on these units until the retailers sell them to consumers. Hence, equipment revenue received from the retailer is recorded as deferred revenue until the device is sold to the consumer. Likewise, product sold subject to the right of return by the retailer is recorded as an asset until sale to the consumer. The Company recorded $4.7 million for units held in retailers' inventory at December 31, 2000. All consumer rebates are recorded upon activation by the customer as a liability based on the Company's estimated redemption rate. The liability is recognized as a reduction in airtime revenue over the service period commitment.

   During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin Number 101 ("SAB 101") with an effective date of January 1, 2000. SAB 101 requires the deferral of revenue when the earnings process is not complete. The earnings process associated with equipment revenue from the sale of wireless data devices is not complete because airtime is an integral part of the transaction in instances when the Company sells both the device and airtime to the same individual. As a result, the Company is deferring the recognition of equipment revenue over the three year expected life of a wireless data subscriber. For the first, second and third quarters of 2000, equipment revenue was decreased by $1.3 million, $2.4 million and $1.5 million, respectively, from amounts previously reported. See selected Quarterly Results of Operations. Also see Note 2 to the Consolidated Financial Statements of the Company.

Cost of Equipment Sold

   The cost of equipment sold for 1998 was $0.2 million compared to $8.3 million for 1999 and $19.3 million for 2000. Management expects a substantial portion of new wireless data units will be leased, rather than sold, resulting in a lower cost of equipment sold and higher capital expenditures and higher depreciation expense.

   As a result of the adoption of SAB 101, see "Wireless Data Division - Revenues" above, the Company's cost of equipment sold decreased. The Company recognizes an immediate loss in the amount of the cost of equipment sold in excess of revenue, and the remaining cost of equipment sold is deferred and recognized over the three year expected life of a subscriber. The effect on the first, second and, third quarters of 2000 was a decrease of $1.3 million, $2.4 million and $1.5 million, respectively,from amounts previously reported. See Selected Quarterly Results of Operations.

Operating Expenses

   Technical expenses were $4.4 million for 1998 compared to $27.0 million for 1999 and $31.8 million for 2000. Management expects technical costs to increase in 2001 as the Company plans to add transmitters and receivers to improve and expand its coverage.

   General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for 1998, 1999 and 2000 were $2.2 million, $5.7 million and $10.4 million, respectively. As the number of wireless data units in service grows, additional resources must be allocated to support those customers, some or all of which will be shifted from the Traditional Paging Division. This is expected to cause a continued increase in general and administrative expenses in the Wireless Data Division.

   Selling expenses for 1998 were $2.0 million compared to $6.1 million for 1999 and $17.9 million for 2000. Management expects to aggressively market wireless data services, and selling expenses are expected to increase as a result.

   Depreciation and amortization was $5.8 million for 1998 compared to $35.2 million for 1999 and $41.7 million for 2000. The nationwide buildout of the Company's wireless data network was substantially completed in April 1999. As a result, the Company recorded higher depreciation expense in 1999 and 2000. Management anticipates depreciation and amortization expense to increase as it continues to allocate more of its resources to the expansion and development of wireless data services.

TRADITIONAL PAGING DIVISION

   The Company provides domestic one-way paging operations in its Traditional Paging Division. This division is a mature business requiring only a maintenance level of capital investment. Management expects EBITDA from this division to decline in 2001. The Traditional Paging Division has produced operating profits for 1998, 1999 and 2000. However, in the fourth quarter of 2000, this division had an operating loss of $1.5 million. The following discussion analyzes the results of the Company's Traditional Paging Division's operations, unless otherwise indicated.

Units in Service

   Units in service from domestic one-way paging operations were 2,618,527, 2,559,353 and 1,864,560 as of December 31, 1998, 1999 and 2000, respectively. In addition, for 1998 and 1999, PageMart Canada's units in service were 52,836 and 70,111, respectively. As a result of its ownership interest in PageMart Canada, the Company's proportional share of the units in service of PageMart Canada was 31,702 and 42,067 units at December 31, 1998 and 1999. On February 1, 2000, the Company sold its ownership interest in PageMart Canada; therefore, the Company no longer reports a proportional share of the units in service of PageMart Canada (see Note 5 to the Consolidated Financial Statements of the Company).

   The Company's one-way operations experienced a net decrease of 694,793 units in service in 2000 which reflects the general market for traditional paging. This is a continued trend from 1998 and 1999. In the quarter ended December 31, 2000, the Traditional Paging Division's average monthly disconnection rate was 5.2%. Management believes there is a declining market for traditional one-way paging services, and demand appears to be shifting to the higher quality and greater benefits of wireless data services. Management expects the significant decline in the Traditional Paging Division's number of units to continue for the next several quarters, and the Company's bankruptcy petition as likely to cause additional unit disconnections.

Revenues

   Total revenues for 1998, 1999 and 2000 were $307.6 million, $310.4 million and $249.7 million, respectively. Recurring revenues for airtime, voice mail and other services for the same periods were $250.9 million, $254.4 million and $213.2 million, respectively. Revenues from equipment sales for 1998, 1999 and 2000 were $56.7 million, $56.1 million and $36.5 million, respectively. Recurring revenues remained relatively constant from 1998 to 1999. Recurring revenues dropped in 2000 primarily due to a decreased subscriber base. Equipment revenue decreased from 1998 to 1999 primarily due to lower unit shipments in the National Retail distribution channel. Equipment revenue decreased from 1999 to 2000 due to the decrease in demand for traditional paging services and a decrease in price of the paging devices. Management expects recurring and equipment revenues to decrease over the next few quarters as the subscriber base decreases and then to stabilize when the subscriber base stabilizes.

   With the Company's adoption of EITF 00-14 in 2000, the prior period sales incentives have been reclassified to revenues from selling expenses. EITF 00-14 affects the Company's recurring revenues and selling expenses in that certain sales incentives and rebates are now required to be applied against revenue instead of being expensed as an operating expense. There was no effect on EBITDA, operating profit or net loss upon adoption of EITF 00-14. The effect in 1998 and 1999 was to decrease recurring revenues and selling expenses by $2.1 million and $0.7 million, respectively.

   The Company's ARPU was $8.06, $7.98 and $7.30 in the final quarter of 1998, 1999 and 2000, respectively. The decline in 1999 resulted primarily from a decrease in subscribers in the National Retail distribution channel, which generally has a higher ARPU. This decrease in ARPU was offset partially by a higher mix of higher revenue multi-city, regional and nationwide services as well as increased sales of other value-added services such as voice mail and toll-free numbers. The decrease from 1999 to 2000 is primarily due to the decline in the subscriber base and the transition of higher ARPU customers to wireless data. Management expects ARPU to decline somewhat in the foreseeable future with minor variations from changes in distribution and product mix.

Cost of Equipment Sold

   The cost of equipment sold in 1998, 1999 and 2000 was $68.9 million, $63.3 million and $43.6 million, respectively. The decrease in 1999 was chiefly due to lower unit shipments to retailers. The decrease in 2000 was primarily due to decreased demand for traditional paging services. The Company expects subscriber device costs to generally remain relatively constant. The loss on equipment sold (equipment revenue less cost of equipment sold) is recognized when subscriber devices are shipped to the retailers, usually before the devices are placed into service. The Company has historically sold rather than leased the majority of devices in the Traditional Paging Division.

Operating Expenses

   Technical expenses were $54.0 million, $49.6 million and $38.0 million in 1998, 1999 and 2000, respectively. The decrease in 1999 and 2000 was due in part to the decrease in the subscriber base and the maturation of the Traditional Paging Division's operations. The Traditional Paging Division's technical expenses in 2000 were also affected by a $7.3 million reduction related to the effect of interconnection arrangements with local exchange carriers of the Telecommunications Act of 1996 and associated FCC and court rulings. The Company does not expect any future reductions in technical expense related to the interconnection arrangements. Management expects technical expenses to continue to decrease in the future as resources are transferred to the Wireless Data Division. Based on an average monthly cost per unit in service, technical expenses were $1.75, $1.60 and $1.43 in 1998, 1999 and 2000, respectively.

   General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) in 1998, 1999 and 2000 were $82.7 million, $75.0 million and $68.0 million, respectively. The decrease in 1999 was largely due to headcount reductions, initiated in the first quarter of 1999, largely as a result of certain productivity oriented technology enhancements in the Company's information systems and call centers. The decrease in 2000 was largely due to increased operating efficiencies and the transfer of resources to the Wireless Data Division. On an average cost per month per unit in service basis, general and administrative expenses were $2.69, $2.41 and $2.56 for fiscal years 1998, 1999 and 2000, respectively. Management expects general and administrative costs to decline as resources are transferred to the Wireless Data Division.

   Selling expenses in 1998, 1999 and 2000 were $50.5 million, $42.9 million and $31.7 million, respectively. The decrease from 1998 to 2000 is the result of the maturation of the Traditional Paging Division's operations. Management expects this number to continue to decrease as resources are transferred to the Wireless Data Division. The Company's selling expenses were decreased by $2.1 million and $0.7 million in 1998 and 1999, respectively, due to EITF 00-14 (see "Wireless Data Division Revenues" above). During 2000, the Company incurred $471,000 in selling expenses associated with international operations.

   Depreciation and amortization in 1998, 1999 and 2000 was $37.6 million, $43.0 million and $36.4 million, respectively. The increase from 1998 to 1999 resulted from the expansion of the Company's network infrastructure including transmitter and terminal equipment, as well as the purchase and development of computer hardware and software associated with the Company's administrative system. The decrease from 1999 to 2000 resulted from the spending of only maintenance levels in capital expenditures. Depreciation and amortization should decline over the next few years. As an average cost per month per unit in service, depreciation and amortization was $1.22, $1.38 and $1.37 for 1998, 1999 and 2000,
respectively.

Amortization of Stock Compensation

   On February 10, 2000, 1,075,000 shares of Phantom Stock were granted under the WebLink Wireless, Inc. 2000 Flexible Incentive Plan with a three year vesting period. Based on the closing market price of $23.8125 reported on Nasdaq on February 10, 2000, these grants have an aggregate market value of $25.6 million. The compensation cost associated with the grants is recorded as amortization of stock compensation over the vesting period. Accordingly, $8.5 million was incurred in 2000, and will be incurred in 2001 and 2002.

Interest Expense

   Consolidated interest expense increased from $43.8 million in 1998 to $65.3 million in 1999 to $65.6 million in 2000. The increase in 1999 was primarily the result of the increased interest related to the 15% Senior Discount Exchange Notes due 2005 (the "15% Notes"), the 11-1/4% Senior Subordinated Discount Exchange Notes due 2008 (the "11-1/4% Notes") and the four-year credit agreement lead by Bankers Trust Company and Morgan Stanley Senior

Funding, Inc. which provides for a $100 million credit facility (the "Credit Facility"). In 2000, increased interest was offset somewhat by decreased interest related to the conversion of $84.5 million accreted value of 11-1/4% Notes into equity during March 2000. Interest expense related to the 12-1/4% Senior Discount Notes due 2003 (the "12-1/4% Notes"), which were retired in January 1998, was $1.2 million in 1998. Interest expense related to the 15% Notes was $24.7 million, $28.5 million and $31.9 million in 1998, 1999 and 2000, respectively. The interest related to the 11-1/4% Notes is non-cash pay until February 2003. Interest expense related to the 11-1/4% Notes was $27.0 million, $32.3 million and $28.1 million in 1998, 1999 and 2000, respectively. Interest expense related to a vendor financing arrangement was $0.6 million in 1998, $0.4 million in 1999 and $85,000 in 2000. Interest expense related to the Credit Facility was $0.3 million in 1998, $3.5 million in 1999 and $5.4 million in 2000. Total interest expense for 1998 was reduced by the capitalization of $11.4 million of interest related to the construction of the Company's advanced messaging network. Interest expense of $56.2 million and $9.4 million was allocated to Wireless Data and Traditional Paging Divisions, respectively, in 2000.

Net Loss

   The Company sustained consolidated losses before extraordinary item and the change in accounting in 1998 of $45.5 million and in 2000 of $120.0 million, including a $3.3 million gain recognized from the sale of the Company's investment in its Canadian affiliate in the first quarter of 2000 (see Note 5 to the Consolidated Financial Statements of the Company). An extraordinary charge of $13.8 million during the first quarter of 1998 related to the early retirement of the 12-1/4% Notes. An extraordinary gain of $2.3 million was recognized in the first quarter of 2000 in conjunction with the early retirement of $84.5 million accreted value of the 11-1/4% Notes and $0.1 million in regard to the change in accounting due to SAB 101 (see Note 2 to the Consolidated Financial Statements). Including the extraordinary item, the Company's consolidated net loss for 1998 was $59.3 million. The Company's consolidated net loss for 1999 was $99.9 million. Including the extraordinary item and the change in accounting, the Company's consolidated net loss in 2000 was $117.8 million. The increased losses in 1998 were principally due to the cost of funding the growth rate of the Company's subscriber base. The increase in losses in 1999 and 2000 were primarily due to increased operating expenses associated with the operations of the Wireless Data Division.

Allocation of Debt and Equity to Divisions

   The Company has allocated equity and long-term debt between its Wireless Data and Traditional Paging Divisions. The methodology the Company follows results in the attribution of the proceeds of each offering based on the specific capital and operating requirements of each division. Free cash flow, defined as EBITDA less capital expenditures ("Free Cash Flow"), generated by a division is utilized to reduce its respective debt allocation. As of December 31, 2000, $149.8 million and $182.7 million of equity and $476.8 million and $42.9 million of debt has been allocated to the Wireless Data and Traditional Paging Divisions, respectively.

SELECTED QUARTERLY RESULTS OF OPERATIONS

   The table below sets forth management's presentation of the results of the Wireless Data and Traditional Paging Divisions' operations and other data on a quarterly basis for the six most recent fiscal quarters. This presentation should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this report and the Company's quarterly reports on Form 10-Q for the corresponding periods below, and should not be considered in isolation or as an alternative to results of operations that are presented in accordance with GAAP. (Certain amounts in the prior quarters have been reclassified to conform with the current quarter's presentation. These reclasses include adjustments made for the adoption of SAB 101, EITF 00-14, as well as miscellaneous other reclasses.)

WIRELESS DATA DIVISION

(IN THOUSANDS, EXCEPT OTHER DATA)                               THREE MONTHS ENDED
                                     ----------------------------------------------------------------------------
                                       Sept. 30,    Dec. 31,     Mar. 31,     June 30,     Sept. 30,    Dec. 31,
                                        1999         1999         2000         2000        2000           2000
                                     ---------    ---------    ---------    ---------    ---------     ---------
                                                                      (unaudited)
Recurring revenues                   $   1,811    $   2,809    $   4,049    $   4,939    $   6,768     $  10,959
Network revenues                          --           --            654        2,253          800         1,028
Equipment revenues                       3,760          806        1,007        3,238        1,669         2,730
                                     ---------    ---------    ---------    ---------    ---------     ---------
                                         5,571        3,615        5,710       10,430        9,237        14,717
Cost of equipment sold                   3,725          942        1,219        4,312        7,532         6,264
                                     ---------    ---------    ---------    ---------    ---------     ---------
Net revenues                             1,846        2,673        4,491        6,118        1,705         8,453
Technical expenses                       6,818        6,736        7,077        7,764        7,713         9,228
General and administrative
expenses                                 1,445        1,804        1,307        1,383        3,329         4,348
Selling expenses                         1,537        1,927        2,730        3,858        4,832         6,529
Depreciation and amortization            9,390        9,951       10,059       10,398       10,841        10,398
Amortization of stock compensation        --           --          1,067        1,066        1,067         1,066
                                     ---------    ---------    ---------    ---------    ---------     ---------
Operating loss (EBIT)                ($ 17,344)   ($ 17,745)   ($ 17,749)   ($ 18,351)    ($26,077)(5)  ($ 23,116)
                                     =========    =========    =========    =========    =========     =========

EBITDA (1)                           ($  7,954)   ($  7,794)   ($  6,623)   ($  6,887)   ($ 14,169)    ($ 11,652)
                                     =========    =========    =========    =========    =========     =========
Other data:
Ending units in service                 49,001       61,575       94,297      146,809      227,864       353,780
ARPU (2)                             $   16.44    $   16.94    $   17.32    $   13.66    $   12.04     $   12.56


TRADITIONAL PAGING DIVISION

(IN THOUSANDS, EXCEPT OTHER DATA)                                        THREE MONTHS ENDED
                                      -------------------------------------------------------------------------------------------
                                         Sept. 30,      Dec. 31,      March 31,     June 30,            Sept. 30,        Dec. 31,
                                           1999         1999            2000          2000                 2000             2000
                                      -----------    -----------    -----------    -----------       -----------       -----------
                                                                      (unaudited)
Recurring revenues                    $    64,476    $    61,981    $    58,891    $    58,639       $    52,220       $    43,440
Equipment revenues                         17,052         14,514         11,416         10,879             9,519             4,695
                                      -----------    -----------    -----------    -----------       -----------       -----------
                                           81,528         76,495         70,307         69,518            61,739            48,135

Cost of equipment sold                     18,827         15,656         12,626         14,115            10,265             6,550
                                      -----------    -----------    -----------    -----------       -----------       -----------
Net revenues                               62,701         60,839         57,681         55,403            51,474            41,585
Technical expenses                         12,674         11,229          9,654          9,297             7,076            11,957
General and administrative
expenses                                   18,809         18,211         18,448         18,199            14,698            16,688
Selling expenses                           10,242         10,363          9,661          8,758             8,398             4,849
Depreciation and amortization              10,572         10,507          9,439          9,433             8,980             8,502
Amortization of stock compensation           --             --            1,067          1,066             1,067             1,067
                                      -----------    -----------    -----------    -----------       -----------       -----------
Operating income (EBIT)               $    10,404    $    10,529    $     9,412    $     8,650       $    11,255       ($    1,478)
                                      ===========    ===========    ===========    ===========       ===========       ===========
EBITDA (1)                            $    20,976    $    21,036    $    19,918    $    19,149       $    21,302       $     8,091
                                      ===========    ===========    ===========    ===========       ===========       ===========
Adjusted EBITDA                       $    20,976    $    21,036    $    17,719(3) $    14,819(4)    $    14,439(6)    $     8,091
                                      ===========    ===========    ===========    ===========       ===========       ===========
Other data:
Ending units in service                 2,622,530      2,559,353      2,387,444      2,280,655         2,105,282         1,864,560
ARPU (2)                              $      8.29    $      7.97    $      7.94    $      8.37       $      7.94       $      7.30


(1) Earnings (loss) before interest, taxes, depreciation and amortization, and amortization of stock compensation.

(2) Calculated by dividing recurring revenues for the quarter by the simple average number of units in service during that quarter. Stated as the monthly average for the quarter.

(3) Excluding certain comparable items to those listed in footnote (4), EBITDA would have been $17.7 million for the quarter.

(4) Excluding one-time revenues, reductions in technical expense associated with the Telecommunications Act of 1996, and the increased equipment losses associated with the PerComm launch, EBITDA would have been $14.8 million for the quarter.

(5) Excluding $4.3 million of sale incentives for units held in retailers' inventory, EBITDA would have been $9.8 million for the quarter.

(6) Excluding reductions in technical expense associated with the Telecommunications Act and certain other one-time items, EBITDA would have been $14.4 million for the quarter.

SUPPLEMENTARY INFORMATION

    The following table sets forth supplementary financial information related to the Company's various operations (in thousands):


                                                                   FISCAL YEAR ENDED DECEMBER 31, 1998
                                                       --------------------------------------------------------------
                                                         WIRELESS      TRADITIONAL
                                                           DATA           PAGING        INTERNATIONAL    CONSOLIDATED
                                                       ---------        ------------    -------------    -------------
  Revenues......................................       $       96       $ 307,554        $      87       $ 307,737
  Operating income (loss).......................          (14,506)         13,805             (647)         (1,348)
  Interest expense..............................           25,162          18,636             --            43,798
  Interest income...............................            3,145              42             --             3,187
  Loss before extraordinary item................          (37,284)         (4,691)          (3,533)        (45,508)
  EBITDA........................................           (8,691)         51,410             (647)         42,072
  Total assets..................................          325,118         166,766            2,171         494,055
  Capital expenditures..........................          128,032          40,386              128         168,546

                                                                   FISCAL YEAR ENDED DECEMBER 31, 1999
                                                       --------------------------------------------------------------
                                                         WIRELESS      TRADITIONAL
                                                           DATA           PAGING        INTERNATIONAL    CONSOLIDATED
                                                       -----------     -----------      -------------    ------------
   Revenues ....................................       $   13,387       $ 310,437       $     597        $ 324,421
   Operating income (loss) .....................          (68,938)         36,647            (469)         (32,760)
   Interest expense ............................           48,498          16,812            --             65,310
   Interest income .............................              552              27            --                579
   Net income (loss) ...........................         (117,068)         19,544          (2,343)         (99,867)
   EBITDA ......................................          (33,744)         79,600            (469)          45,387
   Total assets ................................          324,615         124,449           2,866          451,930
   Capital expenditures ........................           27,666          18,070            --             45,736

                                                                   FISCAL YEAR ENDED DECEMBER 31, 2000
                                                       --------------------------------------------------------------
                                                         WIRELESS      TRADITIONAL
                                                           DATA           PAGING        INTERNATIONAL    CONSOLIDATED
                                                       ------------    ------------     -------------    ------------
   Revenues ....................................       $  40,094        $ 249,699       $     183        $ 289,976
   Operating income (loss) .....................         (85,293)          27,839            (670)         (58,124)
   Interest expense ............................          56,203            9,446            --             65,649
   Interest income .............................             909              337            --              1,246
   Loss (income) before extraordinary item
     and accounting change .....................        (142,730)          23,603            (847)        (119,974)
   EBITDA ......................................         (39,331)          68,460            (670)          28,459
   Total assets ................................         328,967          112,117             391          441,475
   Capital expenditures including capital leases          43,763           10,513            --             54,276

SEASONALITY

    Device usage is slightly higher during the spring and summer months, which is reflected in higher incremental usage fees earned by the Company. Only the Company's retail sales are generally subject to seasonal fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operations have historically required substantial capital investment for the development and installation of its wireless communications network, the procurement of subscriber units, and expansion into new and existing markets. To date, these investments by the Company have been funded by the proceeds from the issuance of common stock, preferred stock and notes and borrowings under bank and vendor financing arrangements.

    As of December 31, 2000, the Company had approximately $7.1 million in cash and cash equivalents. The Company does not have sufficient funds available to fund operations, cash interest payments and capital expenditures for 2001. On April 2, 2001, the Company announced the proposed Merger with Metrocall, and the companies' plan to effect the Merger through concurrent Chapter 11 bankruptcy reorganizations. One of the conditions to the Merger is that the Company obtain commitments from lenders for debtor-in-possession financing of $50 million or such lesser amounts as Metrocall determines is sufficient to permit the Company to borrow amounts required under the Company's business plan approved by Metrocall (which cannot be unreasonably withheld). If the Company cannot raise funds on acceptable terms and complete the Merger, the Company may not be able to continue its operations, grow market share, execute its business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could materially adversely impact the Company's business, operating results and financial condition.

    Capital expenditures (excluding capitalized interest) were $168.5 million, $45.7 million and $54.3 million for 1998, 1999 and 2000, respectively. Capital expenditures for the year ended 1998 include approximately $128.0 million related to the development of its wireless data network, $8.8 million for the Company's traditional paging network, $18.4 million for computer hardware and software, $2.3 million for corporate expansion and relocation and $8.1 million for subscriber devices. Capital expenditures for 1999 include approximately $20.3 million related to the development and expansion of its wireless data network, $3.3 million for the Company's traditional paging network, $1.3 million for facilities, $10.6 million for computer hardware and software and $10.2 million for leased subscriber units. Capital expenditures for 2000 include approximately $18.0 million related to the expansion and improvement of its wireless data network, $0.9 million for the Company's traditional paging network, $0.9 million for facilities, $17.7 million for leased pagers and $16.8 million for computer hardware and software. In September 2000, the Company signed a Volume Purchase Agreement with Glenayre in which the Company committed to purchase or license $20.8 million of network infrastructure equipment and software through December 31, 2001. (See Note 9 to the Consolidated Financial Statements of the Company). As of December 31, 2000, the Company had purchased $3.7 million under this agreement. The Company committed to purchase $40 million in network infrastructure equipment and ReFLEX25 wireless data subscriber units from Motorola from December 1, 1995 to June 30, 2001. The Company fully met the Motorola commitment by the first quarter of 2000.

    The Company capitalized approximately $11.4 million of interest expense for the narrowband PCS licenses and wireless data network costs for those markets under construction during 1998. With the launch of the Company's nationwide wireless data network in December 1998, the Company is no longer capitalizing interest costs associated with the wireless data network buildout.

    The Company's net cash provided by operating activities for 1998, 1999 and 2000 was $75.6 million, $24.1 million and $4.5 million, respectively. Net cash used in investing activities was $168.7 million, $44.7 million and $48.0 million for 1998, 1999 and 2000, respectively, and were primarily for capital expenditures. Net cash provided by financing activities was $102.3 million, $13.6 million and $40.2 million for 1998, 1999 and 2000, respectively. Cash provided by financing activities in 1998 resulted primarily from the receipt of $107.8 million of net proceeds from the issuance of the 11-1/4% Notes and the retirement of the 12-1/4% Notes, in 1999 primarily from the borrowing of $25.0 million under the Credit Facility, and in 2000 primarily from borrowings of $28.4 million under the Credit Facility, $8.5 million of proceeds from the issuance of common stock under the Company's stock option plans and $3.7 million from borrowings on the vendor financing arrangement.

    On January 28, 1998, the Company completed an offering of 11-1/4% Notes (the "Offering") resulting in approximately $249.7 million in gross proceeds. Simultaneously, with the closing of the Offering, the Company refinanced certain of its outstanding indebtedness, and modified its corporate structure (the "Refinancing"). The Refinancing consisted of: (i) purchasing all of the outstanding 12-1/4% Notes ($136.5 million principal amount at maturity), (ii) amending certain terms of the covenants and agreements in the indenture relating to the 15% Notes; and (iii) merging PageMart, Inc. into WebLink Wireless, Inc., with WebLink Wireless, Inc. as the surviving corporation.

    Approximately $130.7 million of the gross proceeds of the Offering were used to purchase all of the outstanding 12-1/4% Notes. The approximately $107.8 million remaining after offering expenses and refinancing were used to fund the construction of the wireless data network and for general corporate purposes. In connection with the Refinancing, the Company incurred an extraordinary charge of approximately $13.8 million related to the early retirement of debt.

    The 11-1/4% Notes, which are unsecured senior subordinated obligations of the Company, mature in 2008 and were issued at a substantial discount from their principal amount at maturity. In March 2000, the Company issued 3.8 million shares of its class A common stock in exchange for $84.5 million accreted value ($115.9 million maturity value) of the 11-1/4% Notes. The accretion of original issue discount on the 11-1/4% Notes will cause an increase in indebtedness, after the exchange transaction, from December 31, 2000 to February 1, 2003 of $64.4 million. From and after August 1, 2003, interest on the 11-1/4% Notes will be payable semiannually, in cash.

    The 15% Notes, which are unsecured senior obligations of the Company, mature in 2005 and were issued at a substantial discount from their principal amount at maturity. The 15% Notes were fully accreted by February 1, 2000. From and after August 1, 2000, interest on the 15% Notes is payable semiannually, in cash.

    In March 1997, the Company entered into a vendor financing arrangement with an infrastructure vendor (the "Vendor Financing Arrangement"), providing for the financing of infrastructure and other equipment over a period of 60 months from the date of initial drawdown. In September 2000, the maximum aggregate amount available was amended from $30 million to $10 million and are secured by the equipment purchased. The interest rate applicable to such financing is equal to the sum of 7% and the London interbank offered rate ("LIBOR") as published in The Wall Street Journal for three-month maturities or the sum of 4.25% and the U.S. prime rate of interest as published in The Wall Street Journal. As of December 31, 2000, the Company had $3.6 million outstanding under the Vendor Financing Arrangement. As of March 31, 2001, the Company has borrowed an additional $5.7 million, for a total outstanding of $9.0 million after principal repayments. Total available under the Vendor Financing Arrangement at March 31, 2001, was $.5 million. The weighted average interest rate for borrowings outstanding during the three months ended December 31, 2000 was 13.75%.

    On March 24, 1999, the Company borrowed $25 million in term loans under the Credit Facility, of which approximately $12 million was used to repay amounts outstanding under the Vendor Financing Arrangement and to fund the fees and expenses of the Credit Facility. In the third quarter of 2000, the Company borrowed an additional $23 million to pay the interest due on the 15% Notes and support general operations. During the fourth quarter of 2000, the Company borrowed an additional $5.4 million for general operations. In December 2000, the Company amended its credit facility to provide borrowings up to $80 million with an additional $20 million upon further approval of the banks (the "Amended Credit Facility"). As of December 31, 2000, $53.4 million was outstanding in the form of term loans and $1.6 million in two letters of credit as security for the capital leases of computer equipment. As of March 31, 2001, the Company had no monies available under the Amended Credit Facility without the banks' prior approval. The Amended Credit Facility bears interest at the United States prime rate plus 3.50% or at LIBOR plus 4.50%. The weighted average interest rate on the amounts borrowed for the period from January 1, 2000 to December 31, 2000 was 10.93%. The commitment to lend additional amounts under the Credit Facility expires December 31, 2001 with the payment due date of December 31, 2003.

    As of December 31, 2000, the Company's indebtedness was $251.7 million under the 11-1/4% Notes, $207.3 million under the 15% Notes, $53.4 million under the Amended Credit Facility, $3.6 million under the Vendor Financing Arrangement and $3.7 million under capital lease obligations.

    The indenture under which the 15% Notes and the 11-1/4% Notes were issued, the Vendor Financing Arrangement and the Amended Credit Facility contain certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets, enter into leases and engage in mergers and consolidations, and the Amended Credit Facility requires the Company to maintain certain operating and financial performance measures and limits the ability of the Company to make capital expenditures.

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

    The Amended Credit Facility bears interest at the U.S. prime rate plus 3.50% or at LIBOR plus 4.50%. Therefore, the Credit Facility is subject to short-term interest rate risk. At December 31, 2000, the balance outstanding under the Credit Facility was $53.4 million. Consequently, a 100 basis point increase in the U.S. prime rate or LIBOR would result in a $534,000 increase in interest expense over a twelve month period.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data are included in this report beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    The information required by this item is contained in this report under the caption "Item 1. Business -- Executive Officers and Directors of Registrant."

    SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Based solely on a review of Forms 3, 4 and 5 furnished to the Company pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") in respect of its most recent fiscal year, the Company believes that Mr. Thomas
O. Pardoe, Vice President, Marketing, was late in filing the required Form 3.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth compensation information for the chief executive officer and the four most highly compensated officers other than the chief executive officer (the "Named Executive Officers") for services rendered in the fiscal years ending December 31, 2000, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                                LONG-TERM
                                                                                               COMPENSATION
                                                                      ANNUAL                    ------------
                                                                  COMPENSATION(1)               SECURITIES
                                                             ---------------------------        UNDERLYING        ALL OTHER
         NAME AND PRINCIPAL POSITION              YEAR        SALARY            BONUS           OPTIONS(2)      COMPENSATION(3)
         ---------------------------             -----       ----------       ----------        ----------       --------------
John D. Beletic ...........................       2000       $  592,310       $1,600,002             --            $   15,628
 Chairman and Chief Executive Officer             1999          376,013          691,937          200,000              18,045
                                                  1998          323,616          454,480          400,000              16,110
N. Ross Buckenham .........................       2000          259,616          152,500          226,000              12,085
 President                                        1999          240,385          259,470          150,000              11,634
                                                  1998          210,000          139,536          100,000              82,079(4)
Frederick G. Anderson .....................       2000          209,615           86,294          151,000              11,915
    Vice President, General Counsel and           1999          195,192          163,929           55,000              12,144
       Secretary                                  1998          173,231           64,851           80,000              10,610

E. Russell Villemez .......................       2000          208,846           91,120          143,500              11,875
Vice President, Information Technology and        1999          179,308          147,929           65,000              11,327
    Chief Information Officer                     1998           36,923           16,238          100,000               2,512

Douglas S. Glen ...........................       2000          179,872           68,031          136,000              11,810
 Vice President, Network Services and Chief       1999          102,872           54,411          105,000               6,394
    Network Officer                               1998           72,229            4,000             --                 4,847

(1) The amount of cash compensation does not include the value of personal benefits or securities, property or other non-cash compensation paid or distributed other than pursuant to a plan, which, with respect to any Named Executive Officer, was less than the lesser of $50,000 and 10% of the cash compensation received by such Officer.

(2) Denominated in shares of Common Stock.

(3) All other compensation for 2000 is made up of the following:


             2000                MR. BELETIC     MR. BUCKENHAM   MR. ANDERSON   MR. VILLEMEZ     MR. GLEN
                                 -----------     -------------   ------------  -------------     --------
Below prime rate loan ........       $ 2,046       $  --         $  --         $  --              $  --
Life and accident insurance ..           907           393           317           318                272
Long-term disability insurance         1,795           812           718           677                658
Health insurance .............        10,750        10,750        10,750        10,750             10,750
Short-term disability
insurance ....................           130           130           130           130                130
   Total other compensation ..        15,628        12,085        11,915        11,875             11,810


(4) Includes $71,604 for payment or reimbursement of expenses related to moving Mr. Buckenham's residence to Dallas, Texas

STOCK OPTIONS

    The following table sets forth grants of stock options, during fiscal year 2000, to each Named Executive Officer.

                      OPTION GRANTS IN THE LAST FISCAL YEAR

                                                                                            POTENTIAL REALIZATION VALUE
                                             PERCENTAGE                                      AT ASSUMED ANNUAL RATES
                                NUMBER OF    OF TOTAL                                       OF STOCK PRICE APPRECIATION
                               SECURITIES    OPTIONS                                           FOR OPTION TERM(2)
                               UNDERLYING    GRANTED TO     EXERCISE                        -------------------------
                              OPTIONS       EMPLOYEES IN   PRICE PER     EXPIRATION
                              GRANTED(1)    FISCAL 2000      SHARE          DATE                 5%              10%
                            -----------     ------------   ---------        ------          ----------       ----------
John D. Beletic .....             --           --               --            --               --               --
N. Ross Buckenham ...            1,000(2)      0.02%        $ 7.6875       09/29/2010       $    4,835       $   12,252
                               150,000(3)      3.41%          8.0000       10/25/2010          754,674        1,912,491
                                75,000(3)      1.70%          2.9700       12/15/2010          140,086          355,006
Frederick G. Anderson           37,500(1)      0.85%         23.8125       02/10/2010          561,583        1,423,162
                                37,500(1)      0.85%         10.6250       04/27/2010          250,575          635,007
                                 1,000(2)      0.02%          7.6875       09/29/2010            4,835           12,252
                                25,000(3)      0.57%          8.0000       10/25/2010          125,779          318,748
                                50,000(3)      1.14%          2.9700       12/15/2010           93,391          236,671
E. Russell Villemez .           37,500(1)      0.85%         23.8125       02/10/2010          561,583        1,423,162
                                20,000(1)      0.45%         10.6250       04/27/2010          133,640          338,670
                                 1,000(2)      0.02%          7.6875       09/29/2010            4,835           12,252
                                50,000(3)      1.14%          8.0000       10/25/2010          251,558          637,497
                                35,000(3)      0.79%          2.9700       12/15/2010           65,374          165,670
Douglas S. Glen .....           37,500(1)      0.85%         23.8125       02/10/2010          561,583        1,423,162
                                37,500(1)      0.85%         10.6250       04/27/2010          250,575          635,007
                                 1,000(2)      0.02%          7.6875       09/29/2010            4,835           12,252
                                25,000(3)      0.57%          8.0000       10/25/2010          125,779          318,748
                                35,000(3)      0.79%          2.9700       12/15/2010           65,374          165,670

----------

(1) Denominated in shares of common stock. Unless otherwise noted, option does not vest until the third anniversary of the date of grant, at which time it becomes 100% vested.

(2) Each option vests in its entirety on the date that the Company has both (i) publicly reported 1.0 million wireless data units in service and (ii) achieved at least $10.0 million in monthly Wireless Data Division recurring revenue. If (i) and (ii) are not achieved within seven years, the option will vest 100% on 09/29/2007. On March 30, 2001, the fair market value of a share of common stock was $0.125 per share.

(3) Each option vests with respect to (i) 25% of the option shares one year after the date of grant, and (ii) the balance of the option shares in equal successive quarterly installments over each of the next 12 quarters.

    The following table sets forth stock options exercised during fiscal year 2000 and the fiscal year-end value of unexercised options for each Named Executive Officer.

               AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                         NUMBER OF SECURITIES
                                                        UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED
                                                               OPTIONS                  IN-THE-MONEY OPTIONS AT
                            SHARES                      AT DECEMBER 31, 2000(1)           DECEMBER 31, 2000(2)
                         ACQUIRED ON      VALUE       ----------------------------    ----------------------------
                           EXERCISE      REALIZED     EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                         -----------     --------     -----------    -------------    -----------    -------------
John D. Beletic .....       20,000       $248,550       600,002         629,998         $23,140         $    --
N. Ross Buckenham ...       76,828        981,490       143,672         465,500              --          35,100
Frederick G. Anderson       46,656        458,192        46,343         263,001              --          23,400
E. Russell Villemez .       20,000        264,123        34,999         253,501              --          16,380
Douglas S. Glen .....           --             --        32,832         208,168              --          16,380

----------
(1) Denominated in shares of Common Stock.

(2) The fair market value at December 31, 2000 was $3.438 per share and on March 30, 2001 was $0.125 per share.

             LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR

                             Number of            Performance or
                            Shares, Units          Other Period
Name                      or Other Rights   Until Maturation or Payout
----                      ---------------   --------------------------
John D. Beletic              1,000,000                  (1)

N. Ross Buckenham              75,000                   (1)

----------

(1) Two executive officers were awarded shares of phantom stock on February 10, 2000 under the 2000 Flexible Incentive Plan. A share of phantom stock is automatically converted into a share of Class A Common Stock without payment of any additional price when the holder of the phantom stock is vested and a payment event has occurred. One-third of the shares of phantom stock vested on January 3, 2001 and, to the extent that the holder of phantom stock remains employed with the Company, an additional one-sixth of the shares of phantom stock will vest each six months thereafter. A payment event occurs upon certain changes in control, the Company achieving an equity market capitalization of $2.5 billion, or specified decreases in the outstanding equity holdings of certain large stockholders as a result of a cash transaction or a distribution in kind. Vesting may be accelerated in certain events. To the extent not previously converted, shares of phantom stock will be automatically converted on February 10, 2010.

EMPLOYMENT ARRANGEMENTS

    The Company has an employment agreement with John D. Beletic, its Chairman and Chief Executive Officer. "See Item 13 Certain Relationships and Related Transactions".

    On February 14, 2001, the Company's Board of Directors adopted a Key Employee Retention Plan (the "Plan") which provides that key employees designated by the Board of Directors shall be entitled to (i) retention payments if they remain employed with the Company on the day a "Retention Event" (as defined in the Plan)occurs and (ii) severance payments if their employment is terminated without cause or they terminate their employment for good reason within twenty-four (24) months following a "change in control" (as defined in the Plan). According to the Plan, a "Retention Event" will be deemed to have occurred on (i) the date 12 months after the Company files a bankruptcy petition; (ii) the date of a change of control; or (iii) the date the Company exchanges at least $250 million of its notes for Company equity, whichever occurs first in time. The Plan provides for retention payments ranging between 33 1/3% and 100% and severance payments ranging between 75% and 175%, of the employee's annual salary and annual and quarterly target bonus compensation. Good reason for an employee's resignation under the Plan includes a reduction in the employee's annual salary or annual bonus opportunity; the employee's inability to participate in incentive compensation plans or stock option plans on a substantially similar basis; the assignment to employee of duties inconsistent with or a significant diminution in the duties or authority of the employee in effect immediately prior to the "change in control"; diminution in the status of the employee's position as it was in effect immediately before the "change in control"; relocation of employee's principal place of employment more than 25 miles from the location of such employment immediately prior to the "change in control"; failure of the Company to obtain assumption of this Plan by a successor; and the Company's failure to perform or observe any material terms of the Plan. The retention and/or severance amount an employee will receive depends upon the employee's position at the Company. Retention payments under the Plan will be paid in cash in equal monthly installments. Severance payments will be paid in a lump sum no later than ten (10) business days after the employee's termination date. Severance payments may be reduced or prorated in certain circumstances, including, without limitation, if separate employment agreements exist which require severance payments. As of the date of this 10-K, the Board of Directors has designated approximately sixty (60) employees as eligible to receive retention and severance benefits under the Plan, including the Named Executive Officers. Each Named Executive Officer has a retention percentage of 100% and a severance percentage of 175%.

DIRECTORS' COMPENSATION

    Pamela Reeve, Albert Black and Joseph Pardo each receive $10,000 annually for their services as directors, plus $1,000 for each Board meeting attended in person and $500 for each Board meeting attended by telephone conference call. Mr. Black and Mr. Pardo also receive $1,000 for each meeting attended of the Special Committee of the Board. No other directors of the Company currently receive compensation for their services in such capacity. All directors who are not employees of the Company or any of its affiliates and who own 1% or less of the Company's Common Stock participate in the Company's Nonqualified Formula Stock Option Plan for Non-Employee Directors, pursuant to which each such director is granted an option covering 25,000 shares of Common Stock upon being elected to the Board, with an exercise price equal to the fair market value of such stock on the date of grant. On the third anniversary of the grant, each eligible director still serving on the Board will be granted another option covering 25,000 shares at the fair market value on the date of such grant. Each option vests in equal quarterly installments over a three year period and has a maximum term of 10 years. Currently only Ms. Reeve, Mr. Black and Mr. Pardo are eligible to participate in the Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    None of the members of the Compensation Committee during 2000 have ever been an officer or employee of the Company or any of its subsidiaries. No executive officer of the Company serves on the compensation committee of another Company, an executive officer of which serves as a Director of the Company or on the Company's Compensation Committee. No executive officer of the Company serves as a director of another Company, an executive officer of which serves as a member of the Company's Compensation Committee.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee

    The Compensation Committee of the Board, which consisted of four non-employee directors during 2000, is responsible for overseeing all stock option plans, setting the compensation for the Chief Executive Officer ("CEO") and other executive officers, reviewing and approving the Company's compensation policies and providing guidelines for determining the annual compensation of other management personnel.

Compensation Philosophy

    The goals of the Compensation Committee with respect to executive compensation are to: (1) establish a competitive compensation program to attract, retain and motivate employees in those positions that most directly affect the Company's overall performance and (2) encourage coordinated and sustained effort toward enhancing the Company's performance and maximizing the Company's value to its shareholders. The Compensation Committee believes there is a high degree of competition for the services of experienced senior executives in the telecommunications industry, which is being addressed through a program of competitive base salaries, bonus programs based on successfully achieving predetermined financial, strategic or operational performance goals and programs providing a heavy emphasis on executive equity ownership.

Base Salaries

    The Compensation Committee reviews and approves salaries for the CEO and the other executive officers on an annual basis. The Compensation Committee also provides guidelines to set the base salary of other management personnel. The Compensation Committee considers the recommendation of, and relies on information provided by, the CEO in determining the salaries of the non-CEO officers. The Compensation Committee may also consider information derived from reports of public companies in the paging, telecommunications and technology industries and/or national surveys of compensation data. Ultimately, however, the salaries are based on a subjective analysis of each officer's performance during the prior year, as well as an evaluation of the individual executive's expected future performance and the competitive environment for retaining talented officers. In ratifying salary decisions, the Compensation Committee exercises its discretion and judgment with no specific formula being applied to determine salary levels.

Annual Incentive Bonus

    Each executive officer has an opportunity to earn an annual bonus based upon Company performance. Annual incentive bonus opportunities for executive officers are based on the Compensation Committee's belief that a significant portion of the annual compensation of each executive officer should be contingent upon Company performance. To carry out this philosophy, the Company implemented the 2000 Annual Bonus Plan (the "Incentive Plan"). The Incentive Plan is a pay-for-performance plan intended to motivate and reward executive officers (as well as other officers and managers) by directly linking cash bonuses to specific aggressive Company performance targets. Prior to a calendar year, the Compensation Committee sets the incentive bonus target at a stated percentage of an executive officer's base salary. The bonus amounts earned are determined as of the end of each calendar quarter, and the amounts earned up to 100% of the target amount are then paid and amounts earned in excess of the target are paid at the end of the year. The percentage bonus is calculated by determining the level of the Company's accomplishment of certain performance criteria established in order to align participants' perspectives with that of shareholders and enhance shareholder value.

    The Compensation Committee has the discretion to modify the bonus amounts paid to all participants in the Incentive Plan regardless of the performance level achieved if certain extraordinary unforeseen events occur during the year. The Compensation Committee exercised its discretion to modify the bonus amounts for 2000 by amending the Incentive Plan during 2000 to provide that bonuses could range between 50% and 150% of the target amount rather than 0% to 200%.

    Certain of the executive officers of the Company (other than the CEO and President), as well as certain managers, also have the opportunity to participate in the Company's Management by Objective ("MBO") bonus program. The MBO bonus program is intended to provide officers with an incentive to focus on short-term performance goals that enhance the operating efficiency of the Company and enhance shareholder value.

Participants in the MBO program are provided a cash bonus based upon the percentage of definitive performance objectives completed during each calendar quarter. The participant's potential MBO bonus is a percentage of such participant's annual base salary, paid quarterly based upon the participant's completion of his/her objectives. For 2000, potential MBO bonuses were 5% of executive officers' and managers' annual base salaries.

Stock Options/Equity Ownership

    The Compensation Committee believes that the periodic grant of time-vested stock options provides an incentive that focuses the executives' attention on managing the business as owners of an equity stake in the Company. It further motivates executives to maximize long-term growth and profitability because value is created in the options only as the Company's stock price increases after the option is granted. Pursuant to the Company's Fifth Amended and Restated 1991 Stock Option Plan (the "Stock Option Plan") and 2000 Flexible Incentive Plan (the "Flexible Incentive Plan"), options are granted at the discretion of the Compensation Committee. Pursuant to the Flexible Incentive Plan options, stock appreciation rights, restricted stock, phantom stock, dividend equivalent awards and performance awards can also be granted at the discretion of the Compensation Committee. Although the Flexible Incentive Plan will provide a range of incentive alternatives, the Compensation Committee expects to rely primarily on options as an incentive mechanism. The number of shares covered by such grants are determined based upon assessment of the individual executive's performance, the impact of the individual on the Company's performance, the competitive environment for retaining talented individuals in critical positions and the number of vested and unvested options already held by the individuals. The Compensation Committee considers the recommendation of and relies on information provided by the CEO in determining the number of option shares to be granted to the non-CEO executive officers.


CEO Compensation

    The Compensation Committee believes that, as with the other executive officers, the CEO's compensation should, in large part, be tied directly to the performance of the Company and that the CEO should share in the same risks and rewards as do the Company's shareholders. Accordingly, the compensation of the CEO in 2000 was comprised of base salary, annual incentive bonus pursuant to the Incentive Plan, a special cash bonus and long-term incentives through a phantom stock award.

    In setting Mr. Beletic's future compensation, the Compensation Committee analyzes subjective measures of performance during the prior fiscal year as well as expected future performance and the competitive environment for retaining a talented individual in the CEO position. The Compensation Committee has established bonus and stock based compensation that will permit the CEO to earn significant amounts for increasing stockholder value.

Deductibility of Executive Compensation

    The Omnibus Budget Reconciliation Act of 1993 provides that non-performance-based compensation paid to any Named Executive Officer in excess of one million dollars will not be deductible for federal income tax purposes. The Compensation Committee intends to grant deductible awards, subject to the needs of the Company in specific circumstances.

Respectfully submitted,

Compensation Committee:

Leigh J. Abramson
Guy L. de Chazal
Steven B. Dodge (resigned in March 2001)
Pamela D.A. Reeve

PERFORMANCE GRAPH

    The rules of the Securities and Exchange Commission ("SEC") require each public company to include a performance graph comparing the cumulative total shareholder return on such company's common stock for the five preceding fiscal years, or such shorter period as the registrant's class of securities has been registered with the SEC, with the cumulative total returns of a broad equity market index (such as the Nasdaq Stock Market(R) -- U.S. Companies Index) and a peer group or similar index. The Company's Common Stock began trading on The Nasdaq Stock Market(R) under the symbol PMWI on June 14, 1996. With the change of the Company's name to Weblink Wireless, Inc. on December 1, 1999, the symbol under which the Company traded on The Nasdaq Stock Market(R) changed to WLNK.

    The following chart graphs the performance of the cumulative total return to shareholders (stock price appreciation plus dividends) between June 14, 1996 and December 31, 2000 in comparison to returns of The Nasdaq Stock Market(R) -- U.S. Companies Index and a peer group index. The peer group index was constructed specifically for the Company and includes the following wireless messaging companies: Arch Wireless and MetrocallIn calculating the peer group index, the returns of each company in the group have been weighted according to such company's market capitalization at the beginning of the period. ProNet, Inc. and American Paging, Inc. were included in the 1997 peer group index and have been excluded from the peer group presented herein due to their mergers with Metrocall and Telephone and Data Systems, Inc., respectively. SkyTel Communications, Inc. was included in the 1998 peer group index and has been excluded from the peer group presented herein due to its merger with MCI WorldCom. Paging Network, Inc. was included in the 1999 peer group index and has been excluded from the peer group presented herein due to its merger with Arch Wireless.

                            CUMULATIVE TOTAL RETURNS*

                                                   NASDAQ NATIONAL MARKET -
                WEBLINK WIRELESS      PEER GROUP     U.S. COMPANIES INDEX
                ----------------      ----------   ------------------------
    6/14/96          100.00              100.00                100.00
   12/31/96           56.99               41.97                106.24
    6/30/97           73.12               26.66                118.88
   12/31/97           67.74               19.17                130.12
    6/30/98           77.96               13.63                156.49
   12/31/98           47.85                7.37                183.50
    6/30/99           65.05                6.05                225.12
   12/31/99          133.33                4.05                341.01
    6/30/00          113.98               11.25                332.74
   12/31/00           29.57                1.04                205.18

---------------------------------------------------------------------------------------------------------------------
                        6/14/96  12/31/96  6/30/97  12/31/97  6/30/98  12/31/98  6/30/99  12/31/99  6/30/00  12/31/00
                        -------  --------  -------  --------  -------  --------  -------  --------  -------  --------
Weblink Wireless        $100.00  $ 56.99   $ 73.12  $ 67.74   $ 77.96  $ 47.85   $ 65.05  $133.33   $113.98  $ 29.57
Peer Group               100.00    41.97     26.66    19.17     13.63    7.37       6.05     4.05     11.25     1.04
The Nasdaq Stock
Market(R)  --
U.S. Companies Index     100.00   106.24    118.88   130.12    156.49   183.50    225.12   341.01    332.74   205.18

* Cumulative total return assumes reinvestment of dividends. Assumes $100 invested on June 14, 1996 in the Company's Common Stock, Peer Group and The Nasdaq Stock Market(R) -- U.S. Companies Index.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding beneficial ownership of Class A Common Stock as of January 31, 2001, (i) by each person known by the Company to own beneficially more than 5% of the outstanding Class A Common Stock, (ii) by each director of the Company, (iii) by the chief executive officer and each of the four most highly compensated officers other than the chief executive officer (the "Named Executive Officers"), and (iv) by all executive officers and directors of the Company as a group. Except as otherwise indicated, each named person has voting and investment power over the listed shares, exercised solely by the named person or shared with a spouse.

                                                                   SHARES OF     PERCENT OF
                                                                    CLASS A       CLASS A
NAME AND ADDRESS OF BENEFICIAL OWNER                             COMMON STOCK   COMMON STOCK
------------------------------------                             ------------   ------------
The Morgan Stanley Leveraged Equity Fund II, L.P ...........       8,086,606       19.0%
 1221 Avenue of the Americas,
 New York, NY 10020
Morgan Stanley Capital Partners III, L.P ...................       4,839,329       11.4%
 1221 Avenue of the Americas,
 New York, NY 10020
Morgan Stanley Venture Capital Fund, L.P ...................       2,054,983        4.8%
 1221 Avenue of the Americas,
 New York, NY 10020
Other Morgan Stanley-sponsored limited partnerships ........         803,962        1.9%
Mellon Bank, N.A., as Trustee for First Plaza Group Trust(1)       2,734,943        6.4%
 One Mellon Plaza,
 Pittsburgh, PA 15258

Directors and Named Executive Officers:
John D. Beletic (2) ........................................         866,072        2.0%
N. Ross Buckenham (3) ......................................         208,685          *
Frederick G. Anderson (4) ..................................          77,160          *
E. Russell Villemez (5) ....................................          42,499          *
Douglas S. Glen (6) ........................................          68,083          *
Leigh J. Abramson ..........................................              --          *
Albert C. Black, Jr. (7) ...................................          10,416          *
Guy L. de Chazal ...........................................              --          *
Steven B. Dodge (8) ........................................          20,832          *
Michael C. Hoffman .........................................              --          *
Pamela D.A. Reeve (9) ......................................          41,666          *
All directors and executive officers as a group (10) .......       1,765,390        4.0%

----------
*  Denotes less than 1%

(1) Mellon Bank, N.A. ("Mellon") acts as the trustee for First Plaza Group Trust ("First Plaza"), a trust under and for the benefit of certain employee benefit plans of General Motors Company ("GM") and its subsidiaries. These shares may be deemed to be owned beneficially by General Motors Investment Management Company ("GMIMCo"), a wholly-owned subsidiary of GM. GMIMCo's principal business is providing investment advice and investment management services with respect to the assets of certain employee benefit plans of GM and its subsidiaries and with respect to the assets of certain direct and indirect subsidiaries of GM and associated entities. GMIMCo's business address is 767 Fifth Avenue, New York, New York. GMIMCo is serving as First Plaza's investment manager with respect to these shares and in that capacity it has the sole power to direct the trustee as to the voting and disposition of these shares. Because of Mellon's limited role, beneficial ownership of the shares by Mellon is disclaimed.

(2) Includes 230,400 shares of common stock issued pursuant to the 1991 Stock Option Plan and the Company's Stock Issuance Plan (both as defined herein). Includes 625,003 stock options which are exercisable within the 60-day period commencing January 31, 2001, pursuant to the Stock Option Plans.

(3) Includes 46,828 shares of common stock issued pursuant to the 1991 Stock Option Plan. Includes 159,339 stock options which are exercisable within the 60-day period commencing January 31, 2001, pursuant to the Stock Option Plans.

(4) Includes 20,756 shares of common stock issued pursuant to the 1991 Stock Option Plan. Includes 55,843 stock options which are exercisable within the 60-day period commencing January 31, 2001, pursuant to the Stock Option Plans.

(5) Includes 42,499 stock options which are exercisable within the 60-day period commencing January 31, 2001, pursuant to the Stock Option Plans.

(6) Includes 38,083 stock options which are exercisable within the 60-day period commencing January 31, 2001, pursuant to the Stock Option Plans.

(7) Includes 10,416 stock options which are exercisable within the 60-day period commencing January 31, 2001, pursuant to the 1996 Nonqualified Formula Stock Option Plan for Non-Employee Directors.

(8) Includes 20,832 stock options which are exercisable within the 60-day period commencing January 31, 2001, pursuant to the 1996 Nonqualified Stock Option Plan for Non-Employee Directors.

(9) Includes 41,666 stock options which are exercisable within the 60-day period commencing January 31, 2001, pursuant to the 1996 Nonqualified Stock Option Plan for Non-Employee Directors.

(10) Includes 1,360,707 stock options which are exercisable within the 60-day period commencing January 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

    Effective January 3, 2000, the Company entered into a Retention Agreement with John D. Beletic providing that Mr. Beletic will remain with the Company for the term of the agreement. The term of the agreement is one year, with automatic one-year renewals unless either party gives the other written notice of nonrenewal. Mr. Beletic will receive the annual base salary and will have the opportunity to earn annual and special bonuses as determined by the Board each year. Once determined by the Board, the salary and bonuses may not be amended adversely to Mr. Beletic without his consent. The Company may terminate the agreement for cause (as defined in the agreement) or if Mr. Beletic becomes disabled. Mr. Beletic may terminate the agreement for good reason (as defined in the agreement). Either party may terminate the agreement upon 30 days notice to the other party. If the Company terminates the agreement for any reason other than cause or the death or disability of Mr. Beletic, or if Mr. Beletic terminates the agreement for good reason, then the Company will pay Mr. Beletic the base salary and annual bonus due for the remainder of the then current term of the agreement, and if such termination occurs before a change in control of the Company (as defined in the agreement), the Company will also pay Mr. Beletic any special bonus due for the remainder of the then current term of the agreement. If the agreement is terminated by the Company due to the disability of Mr. Beletic, the Company will pay Mr. Beletic any special bonus whether earned or unearned at the time of disability. If the agreement is terminated due to the death of Mr. Beletic, Mr. Beletic will forfeit any unpaid annual bonus. If the agreement is terminated by the Company for cause or by Mr. Beletic for any reason other than good reason, Mr. Beletic will forfeit any unpaid annual or special bonuses. If any payment or distribution to Mr. Beletic by the Company will cause Mr. Beletic to be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, then the Company will pay Mr. Beletic an additional amount such that, after payment of all taxes on the additional amount, Mr. Beletic retains an amount equal to such excise tax. The Company also agreed that all obligations of Mr. Beletic on his indebtedness to the Company described above was forgiven on January 3, 2001 if the agreement has not been previously terminated by the Company for cause or by Mr. Beletic for any reason other than good reason.

    As of January 3, 2000, John D. Beletic, Chairman and Chief Executive Officer of the Company, was indebted to the Company in the principal amount of $163,000 under three promissory notes. The principal and accrued interest of approximately $15,000 on such notes were forgiven on January 3, 2001 pursuant to the Retention Agreement.

    Three directors of the Company are employees of Morgan Stanley. The Company has engaged Morgan Stanley as a financial advisor in connection with the Merger. In addition, Morgan Stanley Senior Funding, Inc. ("MSSF"), an affiliate of Morgan Stanley, acted as Syndication Agent with respect to the Credit Agreement, dated as of March 23, 1999, among the Company, Bankers Trust Company, MSSF and various lenders. The Company paid MSSF an agency fee of $1.1 million for its services as Syndication Agent.

    On September 12, 1997, in connection with his promotion to the position of President of the Company, the Company entered into an agreement with N. Ross Buckenham providing for (i) payment to Mr. Buckenham of one half of his annual base salary upon termination of his employment for any reason other than death, disability, voluntary termination by Mr. Buckenham or termination for cause by the Company, and (ii) payment to Mr. Buckenham of $100,000 to compensate him for the expenses of moving his principal residence if his employment terminates for any reason other than voluntary termination or termination for cause.

Election of Directors

    Pursuant to the Amended and Restated Stockholders Agreement among the Company and certain stockholders dated as of June 8, 2000 (the "Stockholders Agreement"), MSLEF II, MSCP III, MSVCF, the Morgan Stanley Venture Capital Fund II, L.P. ("MSVCF II"), the Morgan Stanley Capital Investors, L.P. ("MSCI"), the MSCP 892 Investors, L.P. ("MSCP 892") and other Morgan Stanley sponsored limited partnerships (collectively, the "Morgan Stanley Shareholders") have the right to designate and have elected one-half of the members of the Board for so long as the total number of shares of voting and nonvoting common stock (the "Capital Stock") of the Company owned by the Morgan Stanley Shareholders constitutes at least 50% of the outstanding Capital Stock of the Company. If such ownership falls below 50%, the number of directors that the Morgan Stanley Shareholders will have the right to designate and have elected will be reduced to the number of directors which constitutes a percentage representation on the Board equal to the Morgan Stanley Shareholders' aggregate percentage ownership of the outstanding Capital Stock of the Company. The rights of each of MSLEF II, MSCP III, MSVCF and the MSVCF II to designate and have elected one member of the Board of Directors terminates once the total number of shares of Capital Stock of the Company owned by such stockholder falls below 7.5%. However, each such stockholder will continue to have such rights if its ownership of Capital Stock exceeds 2% and such stockholder has determined that the continued possession of such rights is necessary or desirable in order for such stockholder to qualify as a "venture capital operating company" within the meaning of Department of Labor Regulation Section 2510.3-101. MSVCF has made such a determination and continues, therefore, to have the right to designate and have elected one director.

    The Morgan Stanley Shareholders, Toronto Dominion Capital Group, Ltd. and John D. Beletic have agreed to vote all of their shares for all such designees.

    So long as the Morgan Stanley Shareholders hold securities representing at least 10% of the outstanding Capital Stock, the Company is required to maintain compensation and audit committees of its Board, each consisting of up to four directors, of which the Morgan Stanley Shareholders are entitled to designate up to two directors on each such committee. Those members of the Board who are not designated by the Morgan Stanley Shareholders are entitled to designate one director on each such committee.

Registration Rights

    The Stockholders Agreement provides that the parties thereto (collectively, the "Holders"), collectively have the right to "demand" an unlimited number of registrations. Pursuant to these demand rights, Holders of Capital Stock (the "Registrable Securities") may request in writing that the Company file a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), covering the registration of a number of shares equal to at least three million shares of Capital Stock or a lesser number if such number represents a majority of the Registrable Securities then outstanding. The Company is obligated within ten days of the receipt thereof to give written notice of such request to all Holders and to use its best efforts to effect as soon as practicable the registration under the Securities Act of all Registrable Securities that the Holders request to be registered within 20 days of such notice by the Company. Unless the Holders of a majority of the Registrable Securities to be registered shall consent in writing, no other party (including the Company) will be permitted to offer securities under such demand registration. The Company is not obligated to effect more than one demand registration in any six-month period.

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

    The Stockholders Agreement also provides that if the Company proposes to register any of its stock or other securities under the Securities Act in connection with the public offering of such securities solely for cash, the Company shall promptly (but in no event less than 30 days before the filing date) give each Holder written notice of such registration, and such notice shall offer the Holders the opportunity to register such number of shares of Registrable Securities as such Holder may request. Subject to certain restrictions, upon the written request of each Holder given within 20 days after delivery of such notice by the Company, the Company shall cause to be registered under the Securities Act all of the Registrable Securities that each such Holder has requested to be registered.

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

    The registration rights provisions of the Stockholders Agreement terminate on June 8, 2005.

Restrictions on Transfer

    Under the Stockholders Agreement, if MSCP III, MSLEF II, MSCI and MSCP 892 (collectively, the "MS Merchant Banking Funds") propose to transfer (other than in a sale to the public) shares which, taken together with any prior transfers by the MS Merchant Banking Funds, represent more than 10% of the shares owned by them on the date of the Stockholders Agreement, the Holders have a right to require the transferee to purchase their shares on a pro rata basis.

Restrictions on Amendment of Certificate of Incorporation

    The Company will not amend the Company's Amended and Restated Certificate of Incorporation or By-laws to eliminate the right of stockholders of the Company to take action upon written consent of the holders of a majority of the outstanding shares of Common Stock without a meeting, without prior notice and without a vote as provided in the Company's Bylaws, so long as the MS Merchant Banking Funds hold at least 7.5% of the Company's Capital Stock.

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

    (a) The following documents are filed as part of this 10-K:

        (1) Financial Statements. See Index to Consolidated Financial Statements and Financial Statement Schedule on Page F-1 hereof.

        (2) Financial Statement Schedules. See Index to Consolidated Financial Statements and Financial Statement Schedule on Page F-1 hereof.

        (3) Exhibits Required by Item 601 of Regulation S-K. See Exhibit Index on Page E-1 hereof.

    (b) Reports on Form 8-K

        The following current reports on Form 8-K were filed by WebLink Wireless, Inc. during the quarter ended December 31, 2000:

    Current Report on Form 8-K dated November 3, 2000, disclosing under Item 5 "Other Event" the filing with the Securities and Exchange Commission a shelf registration statement on Form S-3 of 8,500,000 shares of its class A Convertible Common Stock.

    Current Report on Form 8-K dated November 13, 2000, disclosing under Item 5 "Other Events" the issuance of the Company's November 9, 2000 press release.

    Current Report on Form 8-K dated November 22, 2000, disclosing under Item 9 "Regulation FD Disclosure" the delivery by the Company to its shareholders, as part of its third quarter shareholders' report, a letter to shareholders.

    Current Report on Form 8-K dated December 29, 2000, disclosing under Item 5 "Other Events" the issuance of the Company's December 29, 2000 press release announcing the execution of an amendment to the Company's Credit Agreement dated as of March 23, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2001
                                               WEBLINK WIRELESS, INC.
                                               (Registrant)


                                               By: /s/ JOHN D. BELETIC
                                                   -----------------------------


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURE                                   TITLE                            DATE
        ---------                                   -----                            ----
   /s/ JOHN D. BELETIC               Chairman and Chief Executive                April 13, 2001
------------------------------       Officer (Principal Executive Officer)
     John D. Beletic

    /s/ JOHN R. HAUGE                Vice President, Finance,                    April 13, 2001
------------------------------       Chief Financial Officer and Treasurer
      John R. Hauge                  (Principal Financial and Accounting
                                     Officer)


  /s/ LEIGH J. ABRAMSON              Director                                    April 13, 2001
------------------------------
    Leigh J. Abramson

/s/ ALBERT C. BLACK, JR.             Director                                    April 13, 2001
------------------------------
  Albert C. Black, Jr.

    /s/ GUY DE CHAZAL                Director                                    April 13, 2001
------------------------------
    Guy L. De Chazal

   /s/ JOSEPH A. PARDO               Director                                    April 13, 2001
------------------------------
     Joseph A. Pardo

 /s/ MICHAEL C. HOFFMAN              Director                                    April 13, 2001
------------------------------
   Michael C. Hoffman

  /s/ PAMELA D.A. REEVE              Director                                    April 13, 2001
------------------------------
    Pamela D.A. Reeve

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

3.4 -- Certificate of Amendment to Restated Certificate of Incorporation of Pagemart Wireless, Inc. dated May 9, 1996 (field as an exhibit to the Registration Statement on Form S-1 of the Company (Reg. No. 33-03012), and incorporated herein by reference).

3.5 -- Certificate of Ownership and Merger merging PageMart, Inc. into PageMart, Inc. into Pagemart Wireless, Inc. (filed as an exhibit to the Form 10-K of the Company for the year ended December 31, 1998, and incorporated herein by reference).

3.6 -- Certificate of Ownership and Merger merging WebLink Wireless, Inc. into Pagemart Wireless, Inc. (filed as an exhibit to the Form 8-K of the Company dated December 1, 1999, and incorporated herein by reference).

4.1 -- Indenture, dated as of January 28, 1998, between PageMart Wireless, Inc. and United States Trust Company of New York, as Trustee, relating to the 11 -1/4% Senior Subordinated Discount Notes due 2008. (filed as an exhibit to the Form 10-K of the Company for the fiscal year ended December 31, 1997, and incorporated herein by reference).

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


10.2 -- Warrant to Purchase up to 500,000 shares of Class A convertible common stock of WebLink Wireless, Inc. (filed as an Exhibit to the Form 10-Q of the Company for the quarter ended September 30, 2000, and incorporated herein by reference).

10.3 -- Second Amended and Restated Satellite Services Supplemental Agreement, dated as of July 1, 1998, between PageMart Wireless, Inc. and AvData Systems, Inc. (filed as an exhibit to the Form 10-K of the Company for the year ended December 31, 1998, and incorporated herein by reference)(1)

10.4 -- Satellite Services and Space Segment Lease Agreement, dated January 2, 1995, between PageMart, Inc. and SpaceCom Systems, Inc. (filed as an exhibit to the Registration Statement on Form S-1 of the Company (Reg. No. 33-91142), and incorporated herein by reference).

10.5 -- Credit Agreement, dated as of March 23, 1999, by and among PageMart Wireless, Inc., and the Lenders and Agents named therein (filed as an exhibit to the Form 10-K of the Company for the year ended December 31, 1998, and incorporated herein by reference).

10.6 -- Security Agreement, dated as of March 23, 1999, among PageMart Wireless, Inc., and the Lenders and Agent named therein (filed as an exhibit to the Form 10-K of the Company for the year ended December 31, 1998, and incorporated herein by reference).

10.7 -- Pledge Agreement, dated as of March 23, 1999 among PageMart Wireless, Inc. and the Lenders and Collateral Agent named therein (filed as an exhibit to the Form 10-K of the Company for the year ended December 31, 1998, and incorporated herein by reference).

10.8 -- Promissory Note and Security Agreement, dated May 21, 1997, between PageMart, Inc. and Glenayre Electronics, Inc. (filed as an exhibit to the Form 10-Q of the Company for the quarter ended June 30, 1997, and incorporated herein by reference).

10.9 -- Modification and Reaffirmation Agreement, dated March 12, 1998, between PageMart Wireless, Inc. and Glenayre Electronics, Inc. (filed as an exhibit to the Form 10-Q of the Company for the quarter ended March 31, 1998, and incorporated herein by reference).

10.10 -- Volume Purchase Agreement dated as of September 29, 2000 between the Company and Glenayre Electronics, Inc. (filed as an Exhibit to the Form 10-Q of the Company for the quarter ended September 30, 2000, and incorporated herein by reference).

10.11 -- Amendment No. 3 to Promissory Note and Security Agreement dated as of September 15,

EXHIBIT
  NO.                        DESCRIPTION OF EXHIBIT
-------                      ----------------------
         2000 between the Company and Glenayre Electronics, Inc. (filed as an Exhibit to the Form 10-Q of the Company for the quarter ended September 30, 2000, and incorporated herein by reference).

10.12 -- Amended and Restated Agreement Among Certain Stockholders of WebLink Wireless, Inc. dated as of June 8, 2000(filed as an exhibit to the Form 10-Q of the Company for the quarter ended September 30, 2000, and incorporated herein by reference).

10.13 -- Equipment Purchase Agreement, dated as of January 26, 1996, between Motorola, Inc. and PageMart Wireless, Inc. (filed as an exhibit to the Form 10-K of the Company for the fiscal year ended December 31, 1995, and incorporated herein by reference)(1).

10.14 -- Amendment No. 1 to Equipment Purchase Agreement between Motorola, Inc. and the Company dated June 15, 1998 (filed as an exhibit to the Form 10-K of the Company for the year ended December 31, 1999, and incorporated herein by reference).

10.15 -- Amendment No. 2 to Equipment Purchase Agreement between Motorola, Inc. and the Company dated August 5, 1998 (filed as an exhibit to the Form 10-K of the Company for the year ended December 31, 1999, and incorporated herein by reference).

10.16 -- Amendment No. 3 to Equipment Purchase Agreement dated September 20, 1999 between Motorola, Inc. and the Company (filed as an exhibit to the Form 10-K of the Company for the year ended December 31, 1999, and incorporated herein by reference).

10.17 -- Technology Asset Agreement, dated as of December 1, 1995, between Motorola, Inc. and PageMart Wireless, Inc. (filed as an exhibit to the Form 10-K of the Company for the fiscal year ended December 31, 1995, and incorporated herein by reference)(1).

10.18 -- PageMart Wireless, Inc. Employee Stock Purchase Plan (filed as an exhibit to the Registration Statement on Form S-1 of the Company (Reg. No. 33-03012), and incorporated herein by reference).

10.19 -- WebLink Wireless, Inc. Nonqualified Formula Stock Option Plan for Non-Employee Directors, as amended (filed as an exhibit to the Form 10-K of the Company for the year ended December 31, 1999, and incorporated herein by reference).

10.20 -- Office Lease Agreement, dated as of November 26, 1996, between Crescent Real Estate Equities Limited and PageMart Wireless, Inc. (filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference).

10.21 -- WebLink Wireless, Inc. Fifth Amended and Restated 1991 Stock Option Plan, as amended (filed as an exhibit to the Form 10-K of the Company for the year ended December 31, 1999, and incorporated herein by reference).

10.22 -- Severance and Reimbursement Agreement, dated September 12, 1997, between PageMart Wireless, Inc. and N. Ross Buckenham (filed as an exhibit to the Form 10-Q of the Company for the quarter ended September 30, 1997, and incorporated herein by reference).

10.23 -- Resale Agreement, dated September 1, 1998, between PageMart Wireless, Inc. and GTE Communications System Corporation (filed as an exhibit to the Form 10-K of the Company for the year ended December 31, 1998, and incorporated herein by reference)(1)

10.24 -- Amended and Restated Strategic Alliance Agreement No. 1, dated as of April 22, 1999, between GTE Communication Systems Corporation and PageMart Wireless, Inc. (filed as an exhibit to the Form 10-K of the Company for the year ended December 31, 1999, and incorporated herein by reference)

10.25 -- Amended and Restated Strategic Alliance Agreement No. 2, dated as of April 22, 1999, between GTE Communication Systems Corporation and PageMart Wireless, Inc. (filed as an exhibit to the Form 10-K of the Company for the year ended December 31, 1999, and incorporated herein by reference)

10.26 -- Resale Agreement, dated as of December 12, 1997, between PageMart Wireless, Inc. and GTE Communications Corporation (filed as an exhibit to the Form 10-K of the Company for the fiscal year ended December 31, 1997, and incorporated herein by reference).(1)

10.27 -- Third Amended and Restated 1991 Stock Issuance Plan (filed as an exhibit to the Registration Statement on Form S-8 (Reg. No. 33-98116), and incorporated herein by reference).

10.28 -- Retention Agreement, dated as of January 3, 2000, between the Company and John D. Beletic (filed as an exhibit to the Form 10-K of the Company for the year ended December 31, 1999, and incorporated herein by reference).

10.29 -- Key Employee Retention Plan dated February 14, 2001

10.30 -- WebLink Wireless, Inc. 2000 Flexible Incentive Plan (filed as an exhibit to the Form 10-K of the Company for the year ended December 31, 1999, and incorporated herein by reference).

10.31 -- Strategic Alliance Agreement #1,dated as of April 28, 1998, between the Company and BellSouth Cellular Corp. (1)

10.32 -- Amendment No. 1 to Strategic Alliance Agreement, dated as of May 4, 1999, between the Company and BellSouth Cellular Corp.

11.1 -- Computation of per share earnings (loss) for the three months ended December 31, 2000.

11.2 -- Computation of per share earnings (loss) for the three months ended December 31, 1999.

11.3 -- Computation of per share earnings (loss) for the year ended December 31, 2000.

11.4 -- Computation of per share earnings (loss) for the year ended December 31, 1999.

EXHIBIT
  NO.                        DESCRIPTION OF EXHIBIT
-------                      ----------------------
12.1 -- Computation of Ratio of Earnings to Fixed Charges for years ended December 31, 1995, 1996, 1997, 1998, 1999 and 2000 and the three months ended December 31, 2000.

21.1  -- WebLink Wireless, Inc. Subsidiaries.

23.1  -- Consent of Arthur Andersen LLP.

----------

(1) The Company has requested confidential treatment for certain portions of this agreement.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                 PAGE
                                                                                 ----
Report of Independent Public Accountants .....................................   F-2
Consolidated Balance Sheets as of December 31, 1999 and 2000 .................   F-3
Consolidated Statements of Operations for the Years
  Ended December 31, 1998, 1999 and 2000 .....................................   F-4
Consolidated Statements of Stockholders' (Deficit) Equity for the Years
  Ended December 31, 1998, 1999 and 2000 .....................................   F-5
Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1998, 1999 and 2000 .....................................   F-6
Notes to Consolidated Financial Statements ...................................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of WebLink Wireless, Inc.:

    We have audited the accompanying consolidated balance sheets of WebLink Wireless, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WebLink Wireless, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

    Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as described in Note 2.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company reported operating losses for each of the three years in the period ended December 31, 2000, has incurred substantial net losses since inception and has a significant working capital deficit and stockholders' deficit at December 31, 2000. The Company's deteriorating financial condition, results of operations, lack of liquidity and inability to obtain additional debt or equity financing, among other factors as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters include a plan to effect a merger with Metrocall, Inc. and filing Chapter 11 bankruptcy proceedings which are further described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result in the event that the Company is unable to continue as a going concern.


                                             [Arthur Andersen LLP Signature]

Dallas, Texas,
April 12, 2001 (except with
respect to the matter discussed
in the fourth paragraph of
Note 19, as to which the date is
April 16, 2001)

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                        DECEMBER 31,
                                                                                   1999            2000
                                                                                   ----            ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..............................................      $  10,440       $   7,097
  Accounts receivable (net of allowance for doubtful accounts of $8,333
    and $5,331 at December 31, 1999 and 2000, respectively) ..............         39,857          30,457
  Inventories ............................................................          5,941          13,828
  Product sold subject to right of return ................................             --           4,742
  Other current assets ...................................................          7,657           7,407
                                                                                ---------       ---------
         Total current assets ............................................         63,895          63,531
PROPERTY AND EQUIPMENT (net of accumulated depreciation of
  $188,934 and $223,688 at December 31, 1999 and 2000, respectively) .....        245,596         223,200
NARROWBAND LICENSES (net of accumulated amortization
  of $3,837 and $7,164 at December 31, 1999 and 2000, respectively) ......        129,228         125,901
OTHER ASSETS (net of accumulated amortization of $8,099
  and $9,261 at December 31, 1999 and 2000, respectively) ................         13,211          28,843
                                                                                ---------       ---------
         Total assets ....................................................      $ 451,930       $ 441,475
                                                                                =========       =========
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
  Accounts payable .......................................................      $  21,918       $  27,403
  Deferred revenue .......................................................         54,836          41,550
  Current maturities of long-term debt ...................................             --         514,326
  Other current liabilities ..............................................         24,772          43,283
                                                                                ---------       ---------
         Total current liabilities .......................................        101,526         626,562
LONG-TERM DEBT, less current maturities ..................................        538,185           5,356
OTHER LONG-TERM LIABILITIES ..............................................            659          12,641
COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)
STOCKHOLDERS' (DEFICIT) EQUITY:
  Common Stock, $.0001 par value per share, 75,000,000 shares authorized:
    Class A Convertible Common Stock, 36,017,082 shares issued and
      36,009,082 shares outstanding at December 31, 1999 and
      42,568,859 shares issued and outstanding at December 31, 2000 ......              3               4
    Class B Convertible Non-Voting Common Stock, 3,809,363 shares
      issued and outstanding at December 31, 1999 and December 31, 2000 ..              1               1
    Class C Convertible Non-Voting Common Stock, 728,472 shares issued and outstanding at December 31, 1999 and no shares outstanding
      at December 31, 2000 ...............................................             --              --
    Class D Convertible Non-Voting Common Stock, 217,350 and 131,250
      shares issued and outstanding at December 31, 1999 and 2000,
      respectively .......................................................             --              --
  Treasury Stock, at cost, 8,000 shares and no shares at
      December  31, 1999 and 2000, respectively ..........................            (68)             --
  Additional paid-in capital .............................................        229,847         349,779
  Accumulated deficit ....................................................       (417,758)       (535,559)
  Stock subscriptions receivable .........................................           (465)           (244)
  Deferred compensation ..................................................             --         (17,065)
                                                                                ---------       ---------
         Total stockholders' (deficit) equity ............................       (188,440)       (203,084)
                                                                                ---------       ---------
         Total liabilities and stockholders' (deficit) equity ............      $ 451,930       $ 441,475
                                                                                =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
                                                            1998           1999            2000
                                                            ----           ----            ----
REVENUES:
  Recurring revenues ...............................      $250,899       $259,858       $ 239,905
  Network revenues .................................            --             --           4,735
  Equipment revenues ...............................        56,838         64,563          45,336
                                                          --------       --------       ---------
          Total revenues ...........................       307,737        324,421         289,976
COST OF EQUIPMENT SOLD .............................        69,150         72,035          63,265
                                                          --------       --------       ---------
                                                           238,587        252,386         226,711
OPERATING EXPENSES:
  Technical ........................................        58,409         76,615          69,766
  General and administrative .......................        84,868         80,719          78,400
  Selling ..........................................        53,238         49,665          50,086
  Depreciation and amortization ....................        43,420         78,147          78,050
  Amortization of stock compensation ...............            --             --           8,533
                                                          --------       --------       ---------
          Total operating expenses .................       239,935        285,146         284,835
                                                          --------       --------       ---------
          Operating (loss) income ..................        (1,348)       (32,760)        (58,124)
OTHER (INCOME) EXPENSE:
  Interest expense .................................        43,798         65,310          65,649
  Interest income ..................................        (3,187)          (579)         (1,246)
  Gain on sale of Canadian affiliate ...............            --             --          (3,331)
  Other ............................................         3,549          2,376             778
                                                          --------       --------       ---------
          Total other (income) expense .............        44,160         67,107          61,850
                                                          --------       --------       ---------
LOSS BEFORE EXTRAORDINARY ITEM AND ACCOUNTING CHANGE       (45,508)       (99,867)       (119,974)
EXTRAORDINARY ITEM:
  Gain (loss) on early retirement of debt ..........       (13,808)            --           2,322
CUMULATIVE EFFECT OF ACCOUNTING CHANGE .............            --             --            (149)
                                                          --------       --------       ---------
NET LOSS ...........................................      $(59,316)      $(99,867)      $(117,801)
                                                          ========       ========       =========
NET LOSS PER SHARE (Basic and Diluted)
LOSS BEFORE EXTRAORDINARY ITEM AND ACCOUNTING CHANGE      $  (1.13)      $  (2.47)      $   (2.63)
EXTRAORDINARY ITEM .................................         (0.34)            --            0.05
CUMULATIVE EFFECT OF ACCOUNTING CHANGE .............            --             --           (0.01)
                                                          --------       --------       ---------
NET LOSS ...........................................      $  (1.47)      $  (2.47)      $   (2.59)
                                                          ========       ========       =========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  (Basic and Diluted) ..............................        40,246         40,500          45,514


The accompanying notes are an integral part of these consolidated financial statements.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                         TREASURY STOCK               COMMON STOCK
                                         --------------               ------------
                                                                                        ADDITIONAL                       STOCK
                                     NUMBER OF                 NUMBER OF                 PAID-IN       ACCUMULATED    SUBSCRIPTIONS
                                      SHARES       AMOUNT        SHARES       AMOUNT     CAPITAL          DEFICIT      RECEIVABLE
                                      ------       ------        ------       ------     -------          -------      ----------
BALANCE, DECEMBER 31, 1997 ....          --        $ --        40,032,937       $4       $226,622       $(258,575)       $(492)
  Common stock issued under
     the stock option/stock
     issuance plan/employee
     stock purchase plan ......          --          --           364,205        -          1,813              --         (139)
  Exercise of common stock
     warrants .................          --          --             1,150        -              3              --           --
  Repayment of stock
     subscriptions receivable..          --          --                --        -             --              --           58
  Net loss ....................          --          --                --        -             --         (59,316)          --
                                     ------        ----        ----------       --       --------       ---------        -----
BALANCE, DECEMBER 31, 1998 ....          --          --        40,398,292        4        228,438        (317,891)        (573)
  Common stock issued under
     the stock option/stock
     issuance plan/employee
     stock purchase plan ......          --          --           291,500        -          1,397              --           (6)
  Exercise of common stock
     warrants .................          --          --            81,063        -             --              --           --
  Repayment of stock
     subscriptions receivable
     and purchase of treasury
     stock ....................       8,000         (68)            1,412        -             12              --          114
  Net loss ....................          --          --                --        -             --         (99,867)          --
                                     ------        ----        ----------       --       --------       ---------        -----
BALANCE, DECEMBER 31, 1999 ....       8,000         (68)       40,772,267        4        229,847        (417,758)        (465)
Common stock issued under the
     stock option/stock
     issuance plan/employee
     stock purchase plan ......      (8,000)         68         1,228,980        1          8,425              --           --
  Exercise of common stock
     warrants .................          --          --             4,224        -             --              --           --
  Repayment of stock
     subscriptions receivable..          --          --                --        -             --              --          221
Issuance of common stock on
sale of Canadian affiliate ....          --          --           714,286        -          3,482              --           --
  Issuance of common stock
     for 11-1/4 Exchange
     Notes ....................          --          --         3,789,715        -         81,005              --           --
  Restricted stock awards .....          --          --                --        -         25,598              --           --
  Amortization of stock
     compensation .............          --          --                --        -             --              --           --
  Issuance of warrants to a
     strategic alliance
     partner ..................          --          --                --        -          1,422              --           --
  Net loss ....................          --          --                --        -             --        (117,801)          --
                                     ------        ----        ----------       --       --------       ---------        -----
BALANCE, DECEMBER 31, 2000 ....          --        $ --        46,509,472       $5       $349,779       $(535,559)       $(244)
                                     ======        ====        ==========       ==       ========       =========        =====

                                         DEFERRED
                                       COMPENSATION       TOTAL
                                       ------------       -----
BALANCE, DECEMBER 31, 1997 ....         $     --        $ (32,441)
  Common stock issued under
     the stock option/stock
     issuance plan/employee
     stock purchase plan ......               --            1,674
  Exercise of common stock
     warrants .................               --                3
  Repayment of stock
     subscriptions receivable..               --               58
  Net loss ....................               --          (59,316)
                                        --------        ---------
BALANCE, DECEMBER 31, 1998 ....               --          (90,022)
  Common stock issued under
     the stock option/stock
     issuance plan/employee
     stock purchase plan ......               --            1,391
  Exercise of common stock
     warrants .................               --               --
  Repayment of stock
     subscriptions receivable
     and purchase of treasury
     stock ....................               --               58
  Net loss ....................               --          (99,867)
                                        --------        ---------
BALANCE, DECEMBER 31, 1999 ....               --         (188,440)
Common stock issued under the
     stock option/stock
     issuance plan/employee
     stock purchase plan ......               --            8,494
  Exercise of common stock
     warrants .................               --               --
  Repayment of stock
     subscriptions receivable..               --              221
Issuance of common stock on
sale of Canadian affiliate ....               --            3,482
  Issuance of common stock
     for 11-1/4 Exchange
     Notes ....................               --           81,005
  Restricted stock awards .....          (25,598)              --
  Amortization of stock
     compensation .............            8,533            8,533
  Issuance of warrants to a
     strategic alliance
     partner ..................               --            1,422
  Net loss ....................               --         (117,801)
                                        --------        ---------
BALANCE, DECEMBER 31, 2000 ....         $(17,065)       $(203,084)
                                        ========        =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               -----------------------------------
                                                                               1998            1999           2000
                                                                               ----            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................................      $ (59,316)      $(99,867)      $(117,801)
  Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Extraordinary items .............................................         13,808             --          (2,322)
    Accounting change ...............................................             --             --             149
    Depreciation and amortization ...................................         43,420         78,147          78,050
    Amortization of stock compensation ..............................             --             --           8,533
    Provision for bad debts .........................................         11,130          7,565          11,102
    Loss on sale of property and equipment ..........................             --            192           2,389
    Gain on sale of Canadian affiliate ..............................             --             --          (3,331)
    Accretion of discount on Senior Discount Notes ..................         40,284         58,964          29,634
    Amortization of deferred debt issuance costs ....................          2,489          1,911           1,992
    Utilization of roaming credits ..................................             --             --             884
    Changes in certain assets and liabilities:
      Decrease (increase) in accounts receivable ....................         11,960         (8,699)         (1,702)
      (Increase) decrease in inventories ............................         (1,388)           806          (7,887)
      Increase in product sold subject to right of return ...........             --             --          (4,742)
      (Increase) decrease in other current assets ...................         (1,967)         2,934            (634)
      (Increase) decrease in other assets ...........................           (543)           117          (7,755)
      Increase (decrease) in accounts payable .......................         10,694        (16,785)          5,485
      Increase (decrease) in deferred revenue .......................          4,043         (2,676)        (13,286)
      Increase in other current liabilities .........................            978          1,475          18,511
      Increase in other long-term liabilities .......................             --             --           7,190
                                                                           ---------       --------       ---------
        Net cash provided by operating activities ...................         75,592         24,084           4,459
                                                                           ---------       --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ...............................       (168,546)       (45,736)        (50,611)

  Purchase of short-term investments ................................         (1,000)            --              --
  Sale of short term investments ....................................             --          1,000              --
  Proceeds from sale of Canadian affiliate ..........................             --             --           2,560
  Other .............................................................            801             54              20
                                                                           ---------       --------       ---------
        Net cash used in investing activities .......................       (168,745)       (44,682)        (48,031)
                                                                           ---------       --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock under the stock option/stock
    issuance plan/employee stock purchase plan ......................          1,674          1,391           8,494
  Retirement of 12-1/4% Senior Discount Notes .......................       (130,689)            --              --
  Proceeds from issuance of 11-1/4% Senior Subordinated Discount
  Notes .............................................................        249,700             --              --
  Offering Costs related to issuance of 11-1/4% Senior Subordinated
  Discount Notes and retirement of 12-1/4% Senior Discount Notes ....        (12,158)            --              --
  Borrowings under Revolving Credit Agreement/Credit Facility .......             --         25,000          28,400
  Costs related to renegotiation of credit agreement with Banker's
  Trust Company and Morgan Stanley Senior Funding, Inc. .............             --         (3,202)           (500)
  Borrowings from vendor financing arrangements .....................         15,097            539           3,738
  Payments on vendor financing arrangements .........................        (21,393)       (10,224)           (124)
  Other .............................................................             61             58             221
                                                                           ---------       --------       ---------
        Net cash provided by financing activities ...................        102,292         13,562          40,229
                                                                           ---------       --------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................          9,139         (7,036)         (3,343)
CASH AND CASH EQUIVALENTS, beginning of period ......................          8,337         17,476          10,440
                                                                           ---------       --------       ---------
CASH AND CASH EQUIVALENTS, end of period ............................      $  17,476       $ 10,440       $   7,097
                                                                           =========       ========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest ........................................................      $     969       $  3,046       $  20,613
    Income taxes ....................................................      $      --       $     --       $      --
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
  Common stock issued in exchange for  11-1/4% Senior Subordinated
  Discount Exchange Notes ...........................................      $      --       $     --       $  81,005
  Write-off of deferred debt issuance costs - 11-1/4% Senior
Subordinated Discount Exchange Notes, net ...........................             --             --           1,148
  Early extinguishment of 11-1/4% Senior Subordinated Discount
  Exchange Notes, at accreted value .................................             --             --          84,475
Issuance of common stock on sale of Canadian Affiliate ..............             --             --           3,482
  Phantom stock awards ..............................................             --             --          25,598
  Issuance of warrants to strategic partner .........................             --             --           1,422
  Purchase of property through capital leases .......................             --             --           3,665


  The accompanying notes are an integral part of these consolidated financial statements.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

ORGANIZATION

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


LIQUIDITY AND GOING CONCERN

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company reported operating losses for each of the three years in the period ended December 31, 2000, has incurred substantial net losses since inception, and has a significant working capital deficit and stockholders' deficit at December 31, 2000. The Company expects these conditions will continue and there can be no assurance that the Company's operations will become profitable.

    In 2000, the Company's revenues and operating cash flows declined and, in conjunction with the history of operating and net losses, have severely impacted the Company's financial condition and liquidity. The Company anticipates these conditions will continue throughout 2001 and it is unlikely that the Company will maintain compliance with its debt covenants in 2001. Additionally, as of March 31, 2001, the Company has no borrowing availability under the Amended Credit Facility, as defined below. Based on these factors the Company does not believe it can obtain any new debt or equity financing excluding post-petition financing. As a result of the probable violation of debt covenants in 2001, the Company has classified the outstanding debt on its 11-1/4% Exchange Notes, 15% Exchange Notes and Credit Facility as current liabilities at December 31, 2000.

    The Company's deteriorating financial condition, results of operations, lack of liquidity and inability to obtain additional debt or equity financing raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result in the event that the Company is unable to continue as a going concern.

    Based on the factors outlined above, the Company evaluated various strategic and financial options, and as further discussed in Note 19, on April 1, 2001 entered into a merger agreement with Metrocall, Inc. ("Metrocall"). The Company and Metrocall plan to effect the merger through concurrent Chapter 11 bankruptcy proceedings. The merger is subject to a number of conditions, including: the Company obtaining adequate post-petition financing, approval by each company's creditors, the bankruptcy court, certain state and federal regulators, as well as other customary closing conditions. The Company cannot be assured that these conditions will be met or that the merger will be completed.


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

CUSTOMER CREDITS

    The Company's Subscriber Service Agreement provides, `after activation, neither WebLink nor any retailer will issue customer credits for used or unused services for which payment has been received.' However, it is the Company's present policy to allow customers 365 days to apply credits for unused services to future services. Upon the expiration of 365 days, unapplied credit balances in customer accounts will be recognized as revenue and debit balances in customer accounts will be written off to allowance for doubtful accounts.

INVENTORIES

    Inventories consist of subscriber devices held for resale and are stated at the lower of cost or market. Cost is determined by using the average cost method, which approximates the first-in, first-out method. The Company purchases a majority of its subscriber devices from Motorola, Inc.

PRODUCT SOLD SUBJECT TO THE RIGHT OF RETURN

    See discussion under Revenue Recognition - Sales Incentives and Rebates.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and depreciated using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes over estimated useful lives ranging from three to seven years. Depreciation expense totaled approximately $42,541,000, $74,021,000 and $74,231,000 for 1998, 1999 and 2000, respectively. The Company purchases a majority of its network equipment from Motorola, Inc. and Glenayre Technologies, Inc. Maintenance and repair costs are charged to expense as incurred.

    Property and equipment consisted of the following (in thousands):

                                                                                  DECEMBER 31,
                                                                              --------------------
                                                                              1999           2000
                                                                              ----           ----
    Network equipment................................................      $ 313,689      $ 319,047
    Computer equipment...............................................         75,414         91,359
    Furniture and equipment..........................................         19,686         18,763
    Leased pagers....................................................         25,741         17,719
                                                                           ---------      ---------
                                                                             434,530        446,888
    Less: Accumulated depreciation...................................       (188,934)      (223,688)
                                                                           ---------      ---------
                                                                           $ 245,596      $ 223,200
                                                                           =========      =========

REVENUE RECOGNITION

NETWORK REVENUES AND NON-RECURRING ENGINEERING FEE

    The Company has entered into strategic alliance agreements with Arch Wireless, Inc. ("Arch"), Metrocall and Verizon Messaging ("Verizon"). The agreements are organized into two phases. During the first phase, Arch, Metrocall and Verizon may each market their switch-based wireless data services utilizing the Company's wireless data network. Metrocall and Verizon are actively marketing such services. In 2000, Arch acquired Paging Network, Inc. and its wireless data network, Arch has not utilized the Company's wireless data network a substantial amount. During the second phase, the agreements provide that Arch, Metrocall and Verizon will install their own networks leveraging the Company's infrastructure and sites. Under these agreements, the companies share certain capital and operating expenses, which will significantly lower costs for those companies. As of December 31, 2000, only Verizon had elected to enter into the second phase of the Agreement. As part of the agreements, the companies have agreed to pay a non-recurring engineering fee ("NRE"), which represents access to WebLink's technology for constructing a two-way wireless data network. This fee will be recognized by the Company on a straight-line basis as network revenues over the period from the election date for the second phase to the end of the contract. As part of the Verizon agreement, the Company pays Verizon an NRE for the use of some of its sites, which is recognized on a straight-line basis over a similar period as technical expense.

    Network revenues are comprised of: (1) NRE fees, (2) construction revenues related to the installation of transmitting and receiving equipment and (3) non-airtime service revenues.

SAB 101 - MULTIPLE-ELEMENT ARRANGEMENTS

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which was adopted during the fourth quarter of 2000, effective January 1, 2000. SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. The adoption of SAB 101 resulted in a $149,000 charge, which was reported as a cumulative effect of a change in accounting principle. Under the provisions for SAB 101 relating to multiple-element revenue arrangements, the Company is required to bundle the equipment revenue and airtime revenue associated with wireless data devices for the following strategic business units in the Wireless Data Division: Field Sales, National Accounts, Reseller and Carrier Services. The Company bundles the sale of wireless data devices with the related service and recognizes the revenue and related cost of sales over the expected customer relationship, which the Company estimates is three years. Sales of one-way devices in the Traditional Paging Division are not bundled. See discussion of Revenue Recognition for Equipment Revenue, below.

    As a result of the adoption of SAB 101, the Company is deferring the recognition of equipment revenue and the related cost of sales, to the extent of the revenue, over the three year expected life of a subscriber. Any cost of equipment in excess of revenues from the sale of equipment is recognized at the time of sale and is not deferred. The deferred revenue is recorded as other long-term liabilities and has a balance of $12.6 million at December 31, 2000. The deferred cost of sales is recorded as other assets and has a balance at December 31, 2000 of $12.4 million.

    Prior to implementing SAB 101, the Company recognized revenue and cost of sales for equipment upon the sale of the device.

EITF 00-14 - SALES INCENTIVES

    In accordance with the Emerging Issues Task Force's abstract number 00-14 "Accounting for Certain Sales Incentives" ("EITF 00-14"), sales incentives are reclassified as a reduction in revenues from selling expense beginning in the year 2000. The Company reclassed $2.1 million and $744,000of sales incentives for 1998 and 1999, respectively.

SALES INCENTIVES AND REBATES

    During the third quarter of 2000, the Company initiated its national retail sales efforts for the new Motorola Talkabout T900 product. This sales program includes certain sales incentives paid to retailers when the product is sold by the retailer. These sales incentives, which result in a loss on the product, are recorded as a reduction to equipment revenue in the period the products are shipped to retailers, which is consistent with the recently released EITF 00-14. However, due to the newness of this product and the nature of the arrangements with national retailers, the Company is not recognizing revenue on these units until the retailers sell them to consumers. Hence, equipment revenue received from the retailer is recorded as deferred revenue until the device is sold to the consumer. Likewise, product sold subject to the right of return by the retailer is recorded as an asset until sale to the consumer. The Company recorded $4.7 million for units held in retailers' inventory at December 31, 2000. All consumer rebates are recorded upon activation by the customer as a liability based on the Company's estimated redemption rate. The liability is recognized as a reduction of airtime revenue over the service period commitment.

EQUIPMENT REVENUE

    The Company's Traditional Paging Division recognizes equipment revenue upon the shipment of subscriber devices adjusted by allowances for normal returns. Recurring revenues, including revenue from airtime charges and fees for other services such as voice mail, customized coverage options and toll-free numbers, are recognized in the month in which the service is provided. All expenses related to the sale of equipment are recognized at the time of sale. Deferred revenue represents advance billings for services not yet performed. Such revenue is deferred and recognized in the month in which the service is provided (see additional discussion under "Sales Incentives and Rebates").

LICENSING REVENUE

    Patent licensing revenues are recognized on a straight-line basis over the period of benefit. Patent licensing revenues of $4,596,000 are included in recurring revenues in 1998, $285,000 in 1999 and $3,646,000 in 2000.

SIGNIFICANT CUSTOMER

    In 2000, the Company had one customer that accounted for 11. 9% of total revenues. The Company had no customer that accounted for 10% or greater of total revenues in 1998 and 1999.

ADVERTISING EXPENSES

    Advertising expenses are expensed as incurred.

EARNINGS PER SHARE

    Net loss per share amounts as reflected on the statements of operations are based upon the weighted average number of common shares outstanding.

    Under the provisions of Statement of Financial Accounting Standards No. 128
- Earnings per Share ("SFAS 128"), dilutive securities are excluded from the calculation of earnings per share when there is a net loss because their inclusion would be anti-dilutive. The securities listed below were not included in the computation of diluted loss per share, since the effect from the conversion would be anti-dilutive.

                                                    DECEMBER 31, 1998     DECEMBER 31, 1999     DECEMBER 31, 2000
                                                    -----------------     -----------------     -----------------
Stock Options................................            5,700,971            6,190,848             7,690,210
Phantom Stock................................                    -                    -             1,075,000
Warrants.....................................              785,198              640,758             1,134,088
                                                         ---------            ---------             ---------
                                                         6,486,169            6,831,606             9,899,298
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

RECLASSIFICATIONS

    Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation. Among others these reclasses include adjustments made for the adoption of EITF 00-14 and the reclass of the Company's 1998 satellite failure charge to operating expenses (previously reflected as an extraordinary loss).

ACCOUNTING FOR LONG-LIVED ASSETS

    In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of " ("SFAS 121"). SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires that those assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. SFAS 121 requires that those assets to be disposed of be reported at the lower of the carrying amount or the fair value less cost to sell. SFAS 121 did not affect the Company's results of operations for 1998 and 1999. In 2000 the Company recognized a $354,000 impairment of an intangible asset. The Company will continue to evaluate the effect of SFAS 121 in subsequent periods.

3. NARROWBAND PERSONAL COMMUNICATIONS SERVICES LICENSES

    During July and December 1994, the Company participated in auctions of Narrowband Personal Communications Services ("NPCS") licenses conducted by the FCC. As a result of the auctions, the Company was awarded two nationwide NPCS licenses for a total purchase price of approximately $133 million. Amortization of the NPCS licenses commenced in 1998 for those markets placed in service. The NPCS licenses are amortized straight-line over a period of 40 years. The amount of spectrum available for NPCS is a limited resource as there is only a finite amount of spectrum. Additionally, the spectrum covered by the Company's licenses is not subject to deterioration and has an infinite life. Accordingly, the Company believes that the amortization period of 40 years is reasonable and appropriate. Amortization expense was $510,000 for 1998 and $3,327,000 for 1999 and 2000.

4. CAPITALIZED INTEREST

    In accordance with the FASB Statement No. 34, "Capitalization of Interest Cost", the Company capitalizes interest on certain qualifying assets during the construction period. Interest costs attributable to the construction of the Company's wireless data network of $11.4 million was capitalized for 1998. The Company did not capitalize any interest costs for 1999 or 2000.

5. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

    Effective November 15, 1995, PageMart International, Inc. purchased 200,000 shares of common stock of PageMart Canada Limited ("PageMart Canada") which represented 20% of the ownership of PageMart Canada. The remaining 800,000 shares were held by PageMart Canada Holding Limited ("Canada Holding"). Canada Holding was owned 50% (1,000,000 shares of class A common stock) by third-party Canadian investors unrelated to PageMart International Inc. and 50% (1,000,000 shares of class B common stock) by PageMart International, Inc. The common shares had identical economic rights, but voting control of Canada Holding was held by the class A common stockholders as the class A shares have two votes per share. The Company accounted for its investments in PageMart Canada and Canada Holding under the equity method. Such investments were included in Other Current Assets in the Consolidated Balance Sheets.

    On February 1, 2000, PageMart International, Inc. sold its investments in PageMart Canada to Bell Mobility Paging Inc. ("Bell Mobility"), a wholly-owned subsidiary of Bell Canada. PageMart International, Inc. received cash consideration and Bell Mobility repaid certain intercompany liabilities by providing Canadian roaming credits. The Canadian roaming credits are recorded at present value using an 11-1/4% discount rate. A nonrecurring gain of approximately $3.3 million was recognized on this transaction. The terms of the sale established an exclusive 10-year network relationship with Bell Mobility as the Canadian member of the Company's international network. Concurrently, pursuant to the Agreement Among Stockholders of PageMart Canada dated July 28, 1995, 714,286 shares of class A common stock of WebLink were issued in exchange for the 1,000,000 class A common shares held by the third-party Canadian investors in Canada Holding.

6. OTHER CURRENT ASSETS

    Other current assets consisted of the following (in thousands):

                                                                                      DECEMBER 31,
                                                                                  -------------------
                                                                                  1999           2000
                                                                                  ----           ----
     Prepaid assets.....................................................         $4,897        $5,662
     Canada investment..................................................          2,625             -
     Other..............................................................            135         1,745
                                                                                 ------        ------
                                                                                 $7,657        $7,407
                                                                                 ======        ======

7. OTHER CURRENT LIABILITIES

    Other current liabilities consisted of the following (in thousands):

                                                                                    DECEMBER 31,
                                                                                 -----------------
                                                                                 1999         2000
                                                                                 ----         ----
     Accrued interest...................................................        $     -      $13,973
     Accrued payroll and employee benefits..............................          9,642        9,460
     Accrued taxes......................................................          8,277        6,474
     Accrued sales activations payable..................................              -        6,831
     Other..............................................................          6,853        6,545
                                                                                -------       ------
                                                                                $24,772      $43,283
                                                                                =======      =======

8. LONG-TERM DEBT

    Long-term debt consisted of the following (in thousands):

                                                                                        DECEMBER 31,
                                                                                    -------------------
                                                                                    1999           2000
                                                                                    ----           ----
     11-1/4% Senior Subordinated Discount Exchange Notes, face amount
       $316,140 due February 1, 2008, at accreted value.....................      $308,327       $251,733
     15% Senior Discount Exchange Notes, face amount $207,270 due
       February 1, 2005, at accreted value..................................       204,858        207,270
     Credit Facility of $100 million, bearing interest at the sum of the
       U.S. prime rate and 3.50% or LIBOR and 4.50%.........................        25,000         53,400
     Vendor Financing Arrangement of $10 million, bearing interest at the sum of 7.00% and LIBOR for three month maturities, or 4.25%
       and the U.S. prime rate..............................................           --           3,614
     Capital lease obligations to vendors, bearing interest at the Company's incremental borrowing rate of 10.35%, secured by equipment with principal and interest payable over 36 months from date of
       financing............................................................           --           3,665
                                                                                  --------       --------
               Total debt...................................................       538,185        519,682
               Less: Current maturities.....................................           --         514,326
                                                                                  --------       --------
               Long-term debt...............................................      $538,185       $  5,356
                                                                                  ========       ========

    On January 28, 1998, the Company received approximately $249.7 million in gross proceeds from the sale of its 11-1/4% Senior Subordinated Discount Notes due 2008 (the "Offering"). Simultaneously with the closing of the Offering, the Company refinanced certain of its outstanding indebtedness and modified its corporate structure (the "Refinancing"). The Refinancing consisted of: (i) purchasing all of the Company's outstanding 12-1/4% Senior Discount Notes due 2003 (the "12-1/4% Notes"); (ii) amending certain terms of the covenants and agreements in the indenture relating to the Company's 15% Senior Discount Notes due 2005; and (iii) merging PageMart, Inc. into WebLink (formerly known as PageMart Wireless, Inc.), with WebLink as the surviving corporation.

    Approximately $130.7 million of the net proceeds of the Offering was used to finance the retirement of the 12-1/4% Notes. The proceeds remaining after expenses of the Offering and Refinancing were approximately $107.8 million. In connection with the Refinancing, the Company incurred an extraordinary charge of approximately $13.8 million in the first quarter of 1998 related to the early retirement of debt.

    The 11-1/4% Senior Subordinated Discount Notes due 2008 (the "11-1/4% Notes") have a principal amount at maturity of $432.0 million with an initial accreted value of $249.7 million. The 11-1/4% Notes mature on February 1, 2008. From and after August 1, 2003, interest on the 11-1/4% Notes will be paid semiannually in cash. The 11-1/4% Notes are redeemable at any time on or after February 1, 2003, at the option of the Company in whole or in part, at 105.625% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100% of their principal amount at maturity plus accrued interest on and after February 1, 2006. In addition, at any time prior to February 1, 2001, up to 35% of the accreted value of the 11-1/4% Notes may be redeemed at a redemption price of 111.25% of their accreted value on the redemption date at the option of the Company in connection with a public offering of its common stock, provided that at least $280.8 million aggregate principal amount at maturity of the 11-1/4% Notes remains outstanding after each redemption.

    In April 1998, the Company commenced an exchange offer pursuant to an effective registration statement whereby all outstanding 11-1/4% Notes were exchanged for the Company's 11-1/4% Senior Subordinated Discount Exchange Notes due 2008 (the "11-1/4% Exchange Notes"). The terms and conditions of the 11-1/4% Exchange Notes are equivalent to the 11-1/4% Notes in all material respects.

    In March 2000, the Company issued 3.8 million shares of class A common stock in exchange for $84.5 million accreted value ($115.9 maturity value) of the 11-1/4% Notes. The Company also wrote down approximately $1.1 million of net deferred debt issuance costs. In connection with this transaction, the Company recognized an extraordinary gain of $2.3 million related to the early retirement of debt.

    In January 1995, the Company completed an offering of 15% Senior Discount Notes due 2005 and 725,445 shares of non-voting common stock, par value $.0001 per share (the "Unit Offering"). Net proceeds from the Unit Offering were approximately $100 million, of which approximately $5.1 million was allocated to the non-voting common stock. The 15% Senior Discount Notes due 2005 (the "15% Notes") have a principal amount at maturity of $207.3 million with an initial accreted value of $100 million. The 15% Notes mature on February 1, 2005. From and after August 1, 2000, interest on the 15% Notes is payable semiannually in cash. The 15% Notes are redeemable at any time on or after February 1, 2000, at the option of the Company in whole or in part, at 105% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100% of their principal amount at maturity plus accrued interest on and after February 1, 2002.

    In June 1995, the Company commenced an exchange offer pursuant to an effective registration statement whereby all outstanding 15% Notes were exchanged for the Company's 15% Senior Discount Exchange Notes due 2005 (the "15% Exchange Notes"). The terms and conditions of the 15% Exchange Notes are equivalent to the 15% Notes in all material respects.

    In March 1999, the Company entered into a four-year credit agreement with Bankers Trust Company and Morgan Stanley Senior Funding, Inc. which provides for a $100 million credit facility (the "Credit Facility"). The Credit Facility replaced the $50 million revolving line of credit the Company established on May 11, 1995 with BT Commercial Corporation, as Agent, and Bankers Trust Company, as issuing bank which was simultaneously terminated. The Credit Facility provides for $75 million of multi-draw term loans (the "Term Loans") and $25 million of revolving loans. On March 24, 1999, the Company borrowed $25 million in Term Loans, of which approximately $12 million of the initial borrowing was used to repay amounts outstanding under a vendor financing arrangement and to fund the fees and expenses of the Credit Facility. The Credit Facility bears interest at the U.S. prime rate plus 3.50% or at the London Interbank Offering Rate ("LIBOR") plus 4.50%. Prior to the amendment of the Credit Facility in December 2000, the Credit Facility bore interest at U.S. prime rate plus 2.75% or at LIBOR plus 3.75% (see discussion of amendment, below). The weighted average interest rate on the amounts borrowed for the period from January 1, 2000 to December 31, 2000 was 10.93%.

    On December 28, 2000, the Credit Facility was amended, (the "Amended Credit Facility"). The amendment allows the Company to borrow under the Amended Credit Facility up to $80 million, subject to compliance with amended financial covenants more focused toward wireless data, and an additional $20 million with the further approval of the banks. The commitment to lend under the Term Loans expires December 31, 2001 and under the Revolving Loans expires June 30, 2003. The amount available at December 31, 2000 was $25 million after including the $1.6 million face amount of two letters of credit, which were required as security for the capital leases.

    The 11-1/4% Exchange Notes, the 15% Exchange Notes and the Amended Credit Facility carry certain covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, create liens, sell assets, engage in mergers and consolidations, and enter into transactions with any holder of 5% or more of any capital stock of the Company or any of its affiliates. In addition, the Amended Credit Facility also requires the Company to maintain certain operating and financial performance measures and limits the ability of the Company to make capital expenditures. The Company was in compliance with all such covenants at December 31, 2000.

    In March 1997, the Company entered into a vendor financing arrangement with an infrastructure vendor (the "Vendor Financing Arrangement"), providing for the financing of infrastructure equipment over a period of 60 months up to a maximum aggregate amount of $30 million. Borrowings under the Vendor Financing Arrangement are secured by the equipment purchased. The interest rate applicable to such financing is equal to the sum of 7.00% and LIBOR for three-month maturities as published in The Wall Street Journal or the sum of 4.25% and the U.S. prime rate of interest as published in The Wall Street Journal. The weighted average interest rate for borrowings outstanding during the three months ended December 31, 2000 was 13.75%. In September 2000, the Company modified the agreement to reduce the amount of financing available to $10 million. As of December 31, 2000, the Company had $3.6 million outstanding.

    Scheduled maturities of long-term debt, at accreted value, and amounts outstanding under the Credit Facility, the Vendor Financing Agreement and the Capital leases are as follows (in thousands):

             FOR THE YEAR ENDING
                 DECEMBER 31,                                                                    AMOUNT
                 ------------                                                                    ------
                  2001..................................................................       $  1,923
                  2002..................................................................          1,973
                  2003..................................................................         55,412
                  2004..................................................................            748
                  2005..................................................................        207,893
                  Thereafter............................................................        251,733
                                                                                               --------
                                                                                               $519,682
                                                                                               ========

    The Company has classified amounts outstanding under its 11-1/4% Exchange Notes, 15% Exchange Notes and its Credit Facility as Current Maturities of Long-Term Debt. Although there are no scheduled maturities of these obligations in 2001, the Company has classified these obligations as current because the Company does not project compliance with existing covenants throughout 2001.

9. COMMITMENTS AND CONTINGENCIES

    The Company has entered into various operating lease agreements for office space, office equipment and transmission equipment sites. Total rent expense for 1998, 1999 and 2000 was approximately $26,749,000, $32,377,000 and $32,621,000, respectively.

    Future minimum lease payments related to the Company's operating and capital leases are as follows (in thousands):

             FOR THE YEAR ENDING                                                OPERATING    CAPITAL
                 DECEMBER 31,                                                    LEASES       LEASES
                 ------------                                                    ------       ------
          2001............................................................       $24,300      $1,519
          2002............................................................        21,550       1,426
          2003............................................................        15,175       1,332
          2004............................................................         8,123           -
          2005............................................................         5,556           -
           Thereafter.....................................................         9,918           -
                                                                                 -------       -----
           Total Minimum Lease Payments...................................       $84,622      $4,277
                                                                                 =======
           Less amounts representing interest.............................                      (612)
                                                                                              ------
          Present value of future minimum lease payments..................                    $3,665
                                                                                              ======


    At December 31, 2000, the Company was party to various other legal proceedings, claims and disputes arising out of the ordinary course of business. The Company believes, based on the advice of legal counsel, that there was no proceeding, either threatened or pending, against the Company that could result in a material adverse effect on the results of operations or financial condition of the Company. (See Note 19).

    On September 29, 2000, the Company entered into a volume purchase agreement with Glenayre Electronics, Inc. (the "Volume Purchase Agreement") for the purchase or license of $20.8 million in wireless network infrastructure equipment and software through December 31, 2001. This equipment and software will allow the Company to expand its wireless data network capacity and increase speeds in the system enabling the Company to serve a larger subscriber base. As of December 31, 2000, the Company had purchase $9.5 million under this agreement.

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

    The carrying amounts and fair values of the Company's financial instruments at December 31, 1999 and 2000, are as follows (in thousands):

                                                        DECEMBER 31, 1999              DECEMBER 31, 2000
                                                     ----------------------------------------------------
                                                     CARRYING          FAIR         CARRYING         FAIR
                                                      AMOUNT          VALUE          AMOUNT         VALUE
                                                      ------          -----          ------         -----
     Cash and cash equivalents................       $  10,440       $ 10,440        $  7,097       $  7,097
     Long-term debt...........................       $ 538,185       $349,871        $519,682       $300,036

11. STOCKHOLDERS' (DEFICIT) EQUITY

PREFERRED STOCK

    Under the Company's Certificate of Incorporation, the Board of Directors has the power to authorize the issuance of one or more classes or series of preferred stock and to fix the designations, powers, preferences and relative, participating, optional or other rights, if any, and the qualifications, limitations or restrictions thereof, if any. At December 31, 1999 and 2000, 10 million shares of preferred stock were authorized with a par value of $.0001; none were issued and outstanding.

COMMON STOCK

    In October 1993 in connection with issuance of the 12-1/4% Notes (see Note
8), the Company issued warrants to purchase 627,900 shares of its common stock for $3.26 per share. The warrants were valued at $5.50 per share at the date issued. The warrants may be exercised at any time prior to December 31, 2003 or they expire. As of December 31, 2000, 427,340 of the warrants were outstanding.

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


                                                                 SHARES ISSUED                  SHARES OUTSTANDING
                                                                 -------------                  ------------------
                                              SHARES              DECEMBER 31,                      DECEMBER 31,
                                              ------             -------------                  ------------------
                                           AUTHORIZED          1999           2000            1999             2000
                                           ----------          ----           ----            ----             ----
Class A Convertible Common Stock,
$.0001 par value per share (the "Class
A Common Stock") .....................      60,000,000      36,017,082      42,568,859      36,009,082      42,568,859
Class B Convertible Non-Voting Common
Stock, $.0001 par value per share (the
"Class B Common Stock") ..............      12,000,000       3,809,363       3,809,363       3,809,363       3,809,363
Class C Convertible Non-Voting Common
Stock, $.0001 par value per share (the
"Class C Common Stock") ..............       2,000,000         728,472              --         728,472              --
Class D Convertible Non-Voting Common
Stock, $.0001 par value per share (the
"Class D Common Stock") ..............       1,000,000         217,350         131,250         217,350         131,250
                                            ----------      ----------      ----------      ----------      ----------
                                            75,000,000      40,772,267      46,509,472      40,764,267      46,509,472
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

    On March 20, 1995, the Company granted to a strategic partner warrants to purchase a total of 206,748 shares of the Company's common stock at an exercise price of $10.00, all of which are outstanding at December 31, 2000. The warrants may be exercised in whole or in part starting on March 20, 1997 and expire on March 21, 2005.

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

    In conjunction with this agreement, the Company issued a warrant to Yahoo! to purchase 500,000 shares of the Company's class A common stock at an exercise price of $9.60 a share. The Company followed the accounting outlined in EITF 96-18, "Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", to account for the warrant. The warrant is separated into three tranches. The first tranche is fully exercisable with respect to 200,000 shares upon issuance. The second and third tranches become exercisable upon the achievement of certain performance objectives. Due to the performance characteristics of the second and third tranches and the contingent nature of that performance, the fair value of the warrant associated with these shares can not be presently assessed. Once the measurement date is attained, the shares vesting under this warrant will be accounted for using variable plan accounting. The first tranche was valued at $1.4 million using the Black-Scholes option-pricing model and recorded as an intangible asset. As of December 31, 2000, approximately $217,000 was expensed as amortization expense in association with the warrant for the period. The remainder of the amount capitalized will be amortized over the remaining term of the agreement.

    On November 3, 2000, the Company filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 of 8,500,000 shares of its class A convertible common stock. None of the registered shares have been issued.

    Following is a schedule of common stock reserved at December 31, 2000:


                                                                                                     SHARES
                                                                                                     ------
     Exercise of common stock warrants......................................................        1,134,088
     Stock option...........................................................................        9,711,003
     Employee Stock Purchase Plan...........................................................          309,349
     Non-Employee/Director Stock Option Plan................................................          300,000
     Shelf Registration.....................................................................        8,500,000
                                                                                                   ----------
                                                                                                   19,954,440
                                                                                                   ==========

TREASURY STOCK

    In 1999, the Company purchased 8,000 shares of common stock for $68,000. These shares have been reissued by the Company through the December 31, 2000 purchase of shares by employees in the employee stock purchase plan.

12. STOCK OPTION/STOCK ISSUANCE/STOCK PURCHASE PLANS

                            STOCK COMPENSATION PLANS

    At December 31, 2000, the Company had four stock-based compensation plans: the Fifth Amended and Restated 1991 Stock Option Plan ("1991 Plan"), the 1996 Nonqualified Formula Stock Option Plan for Non-Employee Directors ("Directors Plan"), the Employee Stock Purchase Plan, and the 2000 Flexible Incentive Plan ("2000 Plan"). The Company applies Accounting Principles Board Opinion 25 and related Interpretations to account for expenses related to its plans. Accordingly, no compensation costs have been recognized for its fixed option plans or its employee stock purchase plan. If compensation costs for these plans had been determined based on the fair value at the grant dates for awards under the plans consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                         1998         1999         2000
                                                                         ----         ----         ----

     Net loss (in 000's).........................     As reported      $(59,316)   $ (99,867)   $(117,801)
                                                      Pro forma         (62,446)    (104,722)    (122,963)
     Basic and diluted loss per share............     As reported      $  (1.47)   $   (2.47)   $   (2.59)
                                                      Pro forma           (1.55)       (2.59)       (2.70)

                            FIXED STOCK OPTION PLANS

    The Company has three fixed stock option plans. Under the 1991 Plan, the Company may grant options to its employees for up to 9,500,000 shares of class A common stock. Under the Directors Plan, the Company may grant options to its non-employee directors for up to 300,000 shares of common stock. Under the 2000 Plan, the Company may grant options to its employees and directors or consultants who render services which contribute to the future success and growth of the Company for up to 3,000,000 shares. Under the three plans, the exercise price of each option equals the market price of the Company's stock at the close of the market on the date of grant and an option's maximum term is 10 years. Options are granted at various times during the year and generally vest over five years under the 1991 Plan, four years under the 2000 Plan, and over three years under the Directors Plan. The plans are administered by the Compensation Committee of the Board of Directors.


    On February 10, 2000, 1,075,000 shares of Phantom Stock were granted under the 2000 Plan with a three year vesting period. The Phantom Stock is payable in the Company's class A common stock at zero cost to the recipients upon the occurrence of certain events. Based on the closing market price of $23.8125 reported on The Nasdaq Stock Market ("Nasdaq") on February 10, 2000, these grants have an aggregate market value of $25.6 million. The compensation cost associated with the grants is recorded as amortization of stock compensation over the vesting period. Accordingly, $8.5 million was expensed in 2000 and will be expensed in 2001 and 2002.

    The pro forma net loss and loss per share amounts disclosed above reflect the SFAS 123 adjustment for pro forma compensation cost for the fair value of each option grant, which was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                     1998            1999            2000
                                                                     ----            ----            ----
    1991 PLAN:
      Dividend yield........................................           -              -               -
      Expected volatility...................................          48.2%          73.0%           92.0%
      Average risk-free interest rate.......................           5.1%           5.7%            6.2%
      Expected term in years................................           8.1            8.1             5.9
    2000 PLAN:
      Dividend yield........................................           -              -               -
      Expected volatility...................................           -              -              92.0%
      Average risk-free interest rate.......................           -              -               5.0%
      Expected term in years................................           -              -               5.4
    DIRECTORS PLAN:
      Dividend yield........................................           -              -               -
      Expected volatility...................................          48.2%          73.0%           92.0%
      Average risk-free interest rate.......................           4.5%           5.3%            6.7%
      Expected term in years................................          10.0           10.0            10.0

    A summary of the status of the Company's 1991 Plan, 2000 Plan and Directors Plan as of December 31, 1998, 1999, 2000 and changes during those years is presented below:


                                    1991 PLAN

                                                   1998                   1999                  2000
                                            -------------------    -------------------   -------------------
                                                       WEIGHTED              WEIGHTED               WEIGHTED
                                                        AVERAGE               AVERAGE                AVERAGE
                                            SHARES     EXERCISE    SHARES    EXERCISE    SHARES     EXERCISE
                                             (000)       PRICE      (000)      PRICE      (000)       PRICE
                                             -----       -----      -----      -----      -----       -----
    Outstanding at beginning of year....      4,276     $7.12      5,651      $7.30       6,116      $ 6.87
    Granted.............................      2,277      7.61      1,869       5.60       3,180       14.50
    Exercised...........................       (329)     4.86       (257)      4.62      (1,192)       6.88
    Forfeited...........................       (573)     8.57     (1,147)      7.40      (1,715)      17.72
                                              -----               ------                 ------
    Outstanding at end of year..........      5,651     $7.30      6,116      $6.87       6,389      $ 7.77
                                              =====               ======                 ======
    Options exercisable at  year-end....      1,892     $6.19      2,303      $6.84       2,025      $ 6.85
                                              =====               ======                 ======
    Weighted-average fair value of
    options granted during the year.....                $4.68                 $4.28                  $11.51
                                                        =====                 =====                  ======

                                    2000 PLAN

                                                   2000
                                            ---------------------
                                                         WEIGHTED
                                                         AVERAGE
                                            SHARES       EXERCISE
                                             (000)        PRICE
                                             -----        -----
    Outstanding at beginning of year....         -            -
    Granted.............................     1,224        $8.00
    Exercised...........................         -            -
    Forfeited...........................        23         8.00
                                             -----
    Outstanding at end of year..........     1,201        $8.00
                                             =====
    Options exercisable at year-end.....         -        $8.00
                                             =====
    Weighted-average fair value of
    options granted during the year.....                  $2.23
                                                          =====


                                 DIRECTORS PLAN

                                                    1998                    1999                  2000
                                            --------------------     -------------------    -------------------
                                                        WEIGHTED                WEIGHTED              WEIGHTED
                                                         AVERAGE                AVERAGE               AVERAGE
                                            SHARES      EXERCISE     SHARES     EXERCISE    SHARES    EXERCISE
                                             (000)        PRICE       (000)      PRICE      (000)      PRICE
                                             -----        -----       -----      -----      -----      -----
    Outstanding at beginning of year....       25         $12.00       50        $9.03        75      $ 7.50
    Granted.............................       25           6.05       25         4.44        25       19.25
    Exercised...........................        -           -           -         -            -           -
    Forfeited...........................        -           -           -         -            -           -
                                               --                      --                    ---
    Outstanding at end of year..........       50         $ 9.03       75        $7.50       100      $10.44
                                               ==                      ==                    ===
    Options exercisable at year-end.....       23         $12.00       42        $9.38        67      $ 9.58
                                               ==                      ==                    ===
    Weighted-average fair value of
     options granted during the year....                  $ 3.93                 $3.60                $17.27
                                                          ======                 =====                ======

    The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                              OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                             --------------------------------------------------------------------------------
                                NUMBER       WEIGHTED-AVG.                        NUMBER
           RANGE OF          OUTSTANDING       REMAINING      WEIGHTED-AVG.     EXERCISABLE    WEIGHTED-AVG.
        EXERCISE PRICES      AT 12/31/00   CONTRACTUAL LIFE   EXERCISE PRICE    AT 12/31/00    EXERCISE PRICE
          1991 PLAN
    $  0.00 to  5.00           1,360,369          8.5             $ 3.14           258,814         $ 3.13
       5.01 to 10.00           4,042,854          7.0               7.19         1,761,263           7.39
      10.01 to 15.00             575,902          9.1              11.30             5,219          10.79
      15.01 to 20.00                   -            -                  -                 -              -
      20.01 to 25.00             410,200          8.9              23.81                 -              -

     2000 PLAN
    $  0.00 to 10.00           1,200,885          9.5             $ 8.00                 -         $   -

    DIRECTORS PLAN
    $  0.00 to 10.00              50,000          8.0             $ 5.25            33,331         $ 5.35
      10.01 to 20.00              50,000          7.2              15.63            33,333          13.81

                          EMPLOYEE STOCK PURCHASE PLAN

    Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 500,000 shares of common stock to its eligible employees. Under terms of the Plan, employees can choose on January 1, April 1, July 1 and October 1 of each year to have a portion of their earnings not to exceed $25,000 of market value per year withheld to purchase the Company's common stock. The purchase price of the stock is 90 percent of the lower of the market price on the grant date or the market price on the March 31, June 30, September 30 or December 31 immediately following the grant date of an option. Under the Plan, the Company sold 35,052 shares to employees in 1998, 34,794 shares in 1999 and 44,914 shares in 2000. The weighted-average fair value of the purchased rights granted in 1998 was $2.06, $1.97 in 1999 and $3.93 in 2000. The pro forma net loss and loss per share amounts disclosed above reflect the SFAS 123 adjustment for pro forma compensation cost for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions:

                                                                       1998             1999         2000
                                                                       ----             ----         ----
     EMPLOYEE STOCK PURCHASE PLAN:
       Dividend yield..........................................           -                -            -
       Expected volatility.....................................        48.2%            73.0%        92.0%
       Average risk-free interest rate.........................         5.4%             5.3%         5.6%
       Expected term in years..................................         0.5              0.5          0.3

13. FEDERAL INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events which have been recognized in the Company's financial statements. The Company had approximately $303.1 million of net operating loss carryforwards for federal income tax purposes at December 31, 2000. The net operating loss carryforwards will expire in the years 2005 through 2020 if not previously utilized. The utilization of these carryforwards is subject to certain limitations.

    The Company has recorded a valuation reserve equal to its net deferred tax asset at each reporting period as management believes that it is more likely than not that such asset will not be realized, due to historical and anticipated future operating losses. Management will evaluate the appropriateness of such reserve in the future if and when future operating income is generated.

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

                                                                 DECEMBER 31,                  DECEMBER 31,
                                                                     1999         CHANGE          2000
                                                                     ----         ------          ----
    Gross deferred tax asset:
      Net operating loss carryforwards....................       $  87,024      $  8,093       $  95,117
      Bad debt reserve....................................           4,505         3,045           7,550
      Inventory reserve...................................           3,114           182           3,296
      Accretion of Senior Discount Notes..................          55,999        30,116          86,115
      Other...............................................           2,124           281           2,405
                                                                 ---------      --------       ---------
                                                                   152,766        41,717         194,483
    Gross deferred tax liability:
      Depreciation........................................           3,531        (1,028)          2,503
                                                                 ---------      ---------      ---------
                                                                   156,297        40,689         196,986
         Valuation allowance.............................         (156,297)      (40,689)       (196,986)
                                                                 ---------      ---------      ----------
         Net deferred tax asset..........................        $       -      $      -       $       -
                                                                 =========      ========       =========

14. EXTRAORDINARY ITEMS

    In connection with the Refinancing (as discussed in Note 8), the Company incurred an extraordinary charge of approximately $13.8 million in the first quarter of 1998 related to the early retirement of debt.

    In connection with the Debt Swap (as discussed in Note 8), the Company incurred an extraordinary gain of $2.3 million in the first quarter of 2000 related to the early retirement of debt.

15. START-UP COSTS

    In April 1998, the AICPA (AcSEC -- Accounting Standards Executive Committee) issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). The intent of SOP 98-5 is to have all companies account for start-up costs consistently. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The initial application of SOP 98-5 is reported as the cumulative effect of change in accounting principle as described in Accounting Principles Board Opinion No. 20, "Accounting Changes". The Company has not capitalized "start-up" costs as defined by SOP 98-5. Therefore, the adoption of SOP 98-5 had no effect on the Company's financial statements.

16. COMPREHENSIVE INCOME (LOSS)

    In January 1998, the Company adopted the FASB Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components within the financial statements. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income components are immaterial for 1998, 1999 and 2000 and, therefore, the same as net income for both periods.

17. RELATED-PARTY TRANSACTIONS

    The Company has engaged an affiliate as a financial advisor in connection with the merger. An affiliate of a shareholder acted as placement agent for the 11-1/4% Notes offering (see Note 8) and received compensation from the Company in the amount of $8.1 million for acting in such capacity. An affiliate of the Company received $1.1 million in syndication fees associated with the issuance of the Credit Facility in 1999 and $175,000 in fees associated with the amendment of the Credit Facility in December of 2000.

    As of December 31, 2000, the chairman and certain other officers of the Company are indebted to the Company in the aggregate amount of $244,502 under promissory notes issued in connection with the purchase of the Company's common stock (the "Notes"). The Notes have terms ranging from three to four years and are secured by common stock owned by the officers. The Notes bear interest at the Applicable Federal Rate in effect on the date of issuance as published by the Internal Revenue Service, ranging from 4.57% to 6.15%. Interest is due and payable annually beginning on the first anniversary of the date of each Note. All Notes are included in Stock Subscriptions Receivable in the Consolidated Balance Sheets.

    The Company entered into an agreement with the chairman and chief executive officer providing that all obligations on his indebtedness to the Company totaling approximately $178,000, including $15,000 of accrued interest, would be forgiven on January 3, 2001.

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

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies except for the allocation of equity and debt by division.

    The Company has allocated proceeds from equity and long-term debt between its Wireless Data and Traditional Paging Divisions. The methodology the Company follows results in the attribution of the proceeds of each offering based on the specific capital and operating requirements of each division. Free cash flow ("Free Cash Flow") defined as earnings (loss) before interest, taxes, depreciation and amortization, and amortization of stock compensation less capital expenditures, generated by a division is utilized to reduce its respective debt allocation. As of December 31, 2000, $149.8 million and $182.7 million of equity and $476.8 million and $42.9 million of long-term debt have been allocated to the Wireless Data and Traditional Paging, respectively. For 2000, interest expense of $56.2 million and $9.4 million was allocated to Wireless Data and Traditional Paging, respectively.

    The following table sets forth segment financial information related to the Company's various operations (in thousands):

                                                                  FISCAL YEAR ENDED DECEMBER 31, 1998
                                                      -------------------------------------------------------
                                                      WIRELESS    TRADITIONAL
                                                        DATA         PAGING      INTERNATIONAL   CONSOLIDATED
                                                        ----         ------      -------------   ------------
     Revenues..................................       $     96     $307,554       $    87        $307,737
     Operating income (loss)...................        (14,506)      13,805          (647)         (1,348)
     Interest expense..........................         25,162       18,636             -          43,798
     Interest income...........................          3,145           42             -           3,187
     Loss before extraordinary item............        (37,284)      (4,691)       (3,533)        (45,508)

     Total assets..............................        325,118      166,766         2,171         494,055
     Capital expenditures......................        128,032       40,386           128         168,546

                                                                FISCAL YEAR ENDED DECEMBER 31, 1999
                                                      -------------------------------------------------------
                                                      WIRELESS    TRADITIONAL
                                                        DATA        PAGING       INTERNATIONAL   CONSOLIDATED
                                                        ----        ------       -------------   ------------
     Revenues..................................       $  13,387    $310,437        $   597        $324,421
     Operating income (loss)...................         (68,938)     36,647           (469)        (32,760)
     Interest expense..........................          48,498      16,812              -          65,310
     Interest income...........................             552          27              -             579
     Net income (loss).........................        (117,068)     19,544         (2,343)        (99,867)

     Total assets..............................         324,615     124,449          2,866         451,930
     Capital expenditures......................          27,666      18,070              -          45,736

                                                               FISCAL YEAR ENDED DECEMBER 31, 2000
                                                      -------------------------------------------------------
                                                      WIRELESS     TRADITIONAL
                                                        DATA         PAGING      INTERNATIONAL   CONSOLIDATED
                                                        ----         ------      -------------   ------------
     Revenues..................................       $  40,094     $249,699        $ 183        $ 289,976
     Operating income (loss)...................         (85,293)      27,839         (670)         (58,124)
     Interest expense..........................          56,203        9,446            -           65,649
     Interest income...........................             909          337            -            1,246
     Loss (income) before extraordinary item
       and accounting change...................        (142,730)      23,603         (847)        (119,974)

     Total assets..............................         328,967      112,117          391          441,475
     Capital expenditures including capital leases       43,763       10,513            -           54,276


19. SUBSEQUENT EVENT

    MERGER

    On April 1, 2001, WebLink entered into a merger agreement with Metrocall. The agreement provides for the merger to occur through concurrent Chapter 11 bankruptcy reorganizations. It is expected that the companies will commence their bankruptcy proceedings by May 15, 2001. The merger agreement provides that the equity of the merged company will be divided equally between the current stakeholders of each company. Subject to the satisfaction of certain conditions, Metrocall has also agreed to prepay for certain services to be rendered by the Company pursuant to the existing alliance agreement. The merger is subject to obtaining adequate financing and approval by each company's creditors, the bankruptcy court and certain state and federal regulators, as well as other customary closing conditions. The companies expect the merger to close by the last quarter of 2001. The companies cannot be assured that they will be able to obtain adequate financing or that the creditors of the companies will approve of the plans of reorganization.

    LITIGATION

    In March and April of 2001, the Company became aware that four class action lawsuits have been filed against it and John D. Beletic in the United Stated District Court of the Northern District of Texas. The Plaintiffs' lawsuits are being brought on behalf of persons who purchased the Company's common stock on the open market during the period from December 29, 2000, through February 20, 2001, to recover an unspecified amount of monetary damages allegedly caused by the Company's alleged fraudulent scheme to artificially inflate the price of the Company's common stock through a series of alleged false and misleading statements to the market and alleged material omissions in violation of the federal securities laws. The Company has only been served with three of the four lawsuits referenced above. No discovery has yet occurred, and the Company believes the lawsuits have no merit and intends to vigorously defend itself.

    On March 20, 2001, the Company was served with a class action lawsuit against RadioShack Corporation and WebLink Wireless, Inc. (the "Rebate Lawsuit") in the Missouri Circuit Court, 22nd Judicial Circuit in St. Louis Missouri. The Plaintiff's class consists of all persons in the United States who (i) purchased a Motorola LS-550, LS-750 Wordline pager or an E-Pager One-Line receiver at RadioShack from November 18, 1999, through December 31, 1999; (ii) signed up for a particular type of paging services; (iii) applied for the $30.00 rebate offered; and (iv) who have suffered economic loss or damage as a result of the Company's denial of the rebate requested or Company's alleged failure to timely pay rebates on the purchases. No discovery has yet occurred, and the Company believes the lawsuit has no merit and intends to vigorously defend this action.

    YAHOO! AGREEMENT

    On April 16, 2001, the Company received notice of termination of the agreement from Yahoo! (see Note 11) because of the Company's announced intention to file a Chapter 11 bankruptcy petition and other alleged breaches of the agreement. Yahoo! reserved all rights to which it may be entitled by law. The Company does not believe that it has breached the agreement, but has not yet determined what action to take in response to Yahoo!'s notice.

    If it is determined that a breach of the agreement has occurred, the $1.2 million intangible asset related to the 200,000 warrants will be expensed. In addition, the 300,000 remaining warrants will vest and become exercisable.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of WebLink Wireless, Inc.:

    We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of WebLink Wireless, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2000, included in this Form 10-K and have issued our report thereon dated April 12, 2001, (except with respect to the matter discussed in the fourth paragraph of Note 19, as to which the date is April 16, 2001). Our report on the consolidated financial statements includes an explanatory paragraph with respect to the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as discussed in Note 2 to the consolidated financial statements and an explanatory paragraph with respect to a going concern modification as discussed in Note 1 to the consolidated financial statements. Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management.

    Schedule II - Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth herein in relation to the basic consolidated financial statements taken as a whole.


                                          [Arthur Andersen LLP Signature]

Dallas, Texas,
April 16, 2001

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)


                                                                   ADDITIONS
                                                           --------------------------
                                             BALANCE AT    CHARGED TO      CHARGED TO
                                             BEGINNING      COSTS AND       OTHER                        BALANCE AT
               DESCRIPTION                   OF PERIOD      EXPENSES       ACCOUNTS      DEDUCTIONS     END OF PERIOD
               -----------                   ---------      --------       --------      ----------     -------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31, 2000............      $8,333        $11,102         $  -         $14,104(a)       $5,331
Year Ended December 31, 1999............      $2,580        $ 7,565         $  -         $ 1,812(a)       $8,333
Year Ended December 31, 1998............      $7,170        $11,130         $  -         $15,720(a)       $2,580

----------

(a) Accounts written off as uncollectible, net of recoveries.

                                INDEX TO EXHIBITS


EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
  ---                             ----------------------


 3.1       -- Restated Certificate of Incorporation of PageMart Wireless,
              Inc. (filed as an exhibit to the Registration Statement on Form S-1 of the Company (Reg. No. 33-03012), and incorporated herein by reference).
 3.2       -- Certificate of Amendment to Restated Certificate of
              Incorporation of PageMart Wireless, Inc. dated December 28, 1995 (filed as an exhibit to the Registration Statement on Form S-1 of the Company (Reg. No. 33-03012), and incorporated herein by reference).
 3.3       -- By-laws of PageMart Wireless, Inc. (filed as an exhibit to the
              Form 10-K of the Company for the fiscal year ended December 31, 1997, and incorporated herein by reference).
 3.4       -- Certificate of Amendment to Restated Certificate of
              Incorporation of Pagemart Wireless, Inc. dated May 9, 1996 (field as an exhibit to the Registration Statement on Form S-1 of the Company (Reg. No. 33-03012), and incorporated herein by reference).
 3.5       -- Certificate of Ownership and Merger merging PageMart, Inc. into
              PageMart, Inc. into Pagemart Wireless, Inc. (filed as an exhibit to the Form 10-K of the Company for the year ended December 31, 1998, and incorporated herein by reference).
 3.6       -- Certificate of Ownership and Merger merging WebLink Wireless,
              Inc. into Pagemart Wireless, Inc. (filed as an exhibit to the Form 8-K of the Company dated December 1, 1999, and incorporated herein by reference).
 4.1       -- Indenture, dated as of January 28, 1998, between PageMart
              Wireless, Inc. and United States Trust Company of New York, as Trustee, relating to the 11-1/4% Senior Subordinated Discount Notes due 2008. (filed as an exhibit to the Form 10-K of the Company for the fiscal year ended December 31, 1997, and incorporated herein by reference).
 4.2       -- Indenture, dated as of January 17, 1995, between PageMart
              Wireless, Inc. and United States Trust Company of New York, as Trustee, relating to the 15% Senior Discount Notes due 2005. (filed as an exhibit to the Registration Statement on Form S-1 of the Company (Reg. No. 33-91142), and incorporated herein by reference).
 4.3       -- First Supplemental Indenture, dated as of December 31, 1997, among PageMart Wireless, Inc. and United States Trust Company of New York, as Trustee (filed as an exhibit to the Form 8-K of the Company dated January 28, 1998, and incorporated herein by reference).
10.1       -- Warrant Agreement, dated as of October 19, 1993, between
              PageMart, Inc. and United States Trust Company of New York, as Warrant Agent, relating to the Warrants to purchase Common Stock of the Company (filed as an exhibit to the Form 10-K of the Company for the fiscal year ended December 31, 1994, and incorporated herein by reference).
10.2       -- Warrant to Purchase up to 500,000 shares of Class A convertible common stock of WebLink Wireless, Inc. (filed as an Exhibit to the Form 10-Q of the Company for the quarter ended September 30, 2000, and incorporated herein by reference).
10.3       -- Second Amended and Restated Satellite Services Supplemental
              Agreement, dated as of July 1, 1998, between PageMart Wireless, Inc. and AvData Systems, Inc. (filed as an exhibit to the Form 10-K of the Company for the year ended December 31, 1998, and incorporated herein by reference)(1)
10.4       -- Satellite Services and Space Segment Lease Agreement, dated
              January 2, 1995, between PageMart, Inc. and SpaceCom Systems, Inc. (filed as an exhibit to the Registration Statement on Form S-1 of the Company (Reg. No. 33-91142), and incorporated herein by reference).
10.5       -- Credit Agreement, dated as of March 23, 1999, by and among
              PageMart Wireless, Inc., and the Lenders and Agents named therein (filed as an exhibit to the Form 10-K of the Company for the year ended December 31, 1998, and incorporated herein by reference).
10.6       -- Security Agreement, dated as of March 23, 1999, among PageMart
              Wireless, Inc., and the Lenders and Agent named therein (filed as an exhibit to the Form 10-K of the Company for the year ended December 31, 1998, and incorporated herein by reference).
10.7       -- Pledge Agreement, dated as of March 23, 1999 among PageMart
              Wireless, Inc. and the Lenders and Collateral Agent named therein (filed as an exhibit to the Form 10-K of the Company for the year ended December 31, 1998, and incorporated herein by reference).
10.8       -- Promissory Note and Security Agreement, dated May 21, 1997, between PageMart, Inc. and Glenayre Electronics, Inc. (filed as an exhibit to the Form 10-Q of the Company for the quarter ended June 30, 1997, and incorporated herein by reference).
10.9       -- Modification and Reaffirmation Agreement, dated March 12, 1998, between PageMart Wireless, Inc. and Glenayre Electronics, Inc. (filed as an exhibit to the Form 10-Q of the Company for the quarter ended March 31, 1998, and incorporated herein by reference).
10.10      -- Volume Purchase Agreement dated as of September 29, 2000 between the Company and Glenayre Electronics, Inc. (filed as an Exhibit to the Form 10-Q of the Company for the quarter ended September 30, 2000, and incorporated herein by reference).
10.11      -- Amendment No. 3 to Promissory Note and Security Agreement dated as of September 15,

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
  ---                             ----------------------

              2000 between the Company and Glenayre Electronics, Inc. (filed as an Exhibit to the Form 10-Q of the Company for the quarter ended September 30, 2000, and incorporated herein by reference).
10.12      -- Amended and Restated Agreement Among Certain Stockholders of
              WebLink Wireless, Inc. dated as of June 8, 2000(filed as an exhibit to the Form 10-Q of the Company for the quarter ended September 30, 2000, and incorporated herein by reference).
10.13      -- Equipment Purchase Agreement, dated as of January 26, 1996, between Motorola, Inc. and PageMart Wireless, Inc. (filed as an exhibit to the Form 10-K of the Company for the fiscal year ended December 31, 1995, and incorporated herein by reference)(1).
10.14      -- Amendment No. 1 to Equipment Purchase Agreement between
              Motorola, Inc. and the Company dated June 15, 1998 (filed as an exhibit to the Form 10-K of the Company for the year ended December 31, 1999, and incorporated herein by reference).
10.15      -- Amendment No. 2 to Equipment Purchase Agreement between
              Motorola, Inc. and the Company dated August 5, 1998 (filed as an exhibit to the Form 10-K of the Company for the year ended December 31, 1999, and incorporated herein by reference).
10.16      -- Amendment No. 3 to Equipment Purchase Agreement dated September
              20, 1999 between Motorola, Inc. and the Company (filed as an exhibit to the Form 10-K of the Company for the year ended December 31, 1999, and incorporated herein by reference).
10.17      -- Technology Asset Agreement, dated as of December 1, 1995, between Motorola, Inc. and PageMart Wireless, Inc. (filed as an exhibit to the Form 10-K of the Company for the fiscal year ended December 31, 1995, and incorporated herein by reference)(1).
10.18      -- PageMart Wireless, Inc. Employee Stock Purchase Plan (filed as an exhibit to the Registration Statement on Form S-1 of the Company (Reg. No. 33-03012), and incorporated herein by reference).
10.19      -- WebLink Wireless, Inc. Nonqualified Formula Stock Option Plan
              for Non-Employee Directors, as amended (filed as an exhibit to the Form 10-K of the Company for the year ended December 31, 1999, and incorporated herein by reference).
10.20      -- Office Lease Agreement, dated as of November 26, 1996, between
              Crescent Real Estate Equities Limited and PageMart Wireless, Inc. (filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference).
10.21      -- WebLink Wireless, Inc. Fifth Amended and Restated 1991 Stock
              Option Plan, as amended (filed as an exhibit to the Form 10-K of the Company for the year ended December 31, 1999, and incorporated herein by reference).
10.22      -- Severance and Reimbursement Agreement, dated September 12,
              1997, between PageMart Wireless, Inc. and N. Ross Buckenham (filed as an exhibit to the Form 10-Q of the Company for the quarter ended September 30, 1997, and incorporated herein by reference).
10.23      -- Resale Agreement, dated September 1, 1998, between PageMart
              Wireless, Inc. and GTE Communications System Corporation (filed as an exhibit to the Form 10-K of the Company for the year ended December 31, 1998, and incorporated herein by reference)(1)
10.24      -- Amended and Restated Strategic Alliance Agreement No. 1, dated as of April 22, 1999, between GTE Communication Systems Corporation and PageMart Wireless, Inc. (filed as an Exhibit to the Form 10-K of the Company for the year ended December 31, 1999, and incorporated herein by reference).
10.25      -- Amended and Restated Strategic Alliance Agreement No. 2, dated as of April 22, 1999, between GTE Communication Systems Corporation and PageMart Wireless, Inc. (filed as an Exhibit to the Form 10-K of the Company for the year ended December 31, 1999, and incorporated herein by reference).
10.26      -- Resale Agreement, dated as of December 12, 1997, between
              PageMart Wireless, Inc. and GTE Communications Corporation (filed as an exhibit to the Form 10-K of the Company for the fiscal year ended December 31, 1997, and incorporated herein by reference).(1)
10.27      -- Third Amended and Restated 1991 Stock Issuance Plan (filed as an exhibit to the Registration Statement on Form S-8 (Reg. No. 33-98116), and incorporated herein by reference).
10.28      -- Retention Agreement, dated as of January 3, 2000, between the
              Company and John D. Beletic (filed as an exhibit to the Form 10-K of the Company for the year ended December 31, 1999, and incorporated herein by reference).
10.29      -- Key Employee Retention Plan dated February 14, 2001
10.30      -- WebLink Wireless, Inc. 2000 Flexible Incentive Plan (filed as an exhibit to the Form 10-K of the Company for the year ended December 31, 1999, and incorporated herein by reference).
10.31      -- Strategic Alliance Agreement #1,dated as of April 28, 1998, between the Company and BellSouth Cellular Corp. (1)
10.32      -- Amendment No. 1 to Strategic Alliance Agreement, dated as of
              May 4, 1999, between the Company and BellSouth Cellular Corp.
11.1       -- Computation of per share earnings (loss) for the three months ended December 31, 2000.
11.2       -- Computation of per share earnings (loss) for the three months ended December 31, 1999.
11.3       -- Computation of per share earnings (loss) for the year ended
              December 31, 2000.
11.4       -- Computation of per share earnings (loss) for the year ended
              December 31, 1999.

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
  ---                             ----------------------

12.1       -- Computation of Ratio of Earnings to Fixed Charges for years ended December 31, 1995, 1996, 1997, 1998, 1999 and 2000 and the
              three months ended December 31, 2000.
21.1       -- WebLink Wireless, Inc. Subsidiaries.
23.1       -- Consent of Arthur Andersen LLP.

----------

(1) The Company has requested confidential treatment for certain portions of this agreement.