Form 10-Q
period 2001-03-31
WEBLINK WIRELESS INC
filed 2001-05-21
CIK 947268

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO  _______

                           COMMISSION FILE NO. 0-28196

                             WEBLINK WIRELESS, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     75-2575229
           --------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

      3333 LEE PARKWAY, SUITE 100
      ---------------------------
             DALLAS, TEXAS                                 75219
             -------------
(Address of principal executive offices)                 (Zip code)

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

         YES  X                                            NO
             ----                                             ----


As of May 21, 2001, there were 42,568,859, 3,809,363, and 131,250 shares of the registrant's class A, class B and class D common stock outstanding, respectively. There were no shares of the registrant's class C common stock outstanding at May 21, 2001.

================================================================================

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                     ---------------------------------------
                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                                             PAGE
                                                                                                           ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 2000
              and March 31, 2001.............................................................................3

         Condensed Consolidated Statements of Operations for the Three
              Months Ended March 31, 2000 and 2001...........................................................4

         Condensed Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 2000 and 2001...........................................................5

         Notes to Condensed Consolidated Financial Statements................................................6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................................................11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................................20


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................20

Item 2.  Changes in Securities and Use of Proceeds..........................................................21

Item 3.  Defaults Upon Senior Securities....................................................................21

Item 4.  Submission of Matters to a Vote of Security Holders................................................21

Item 5.  Other Information..................................................................................21

Item 6.  Exhibits and Reports on Form 8-K...................................................................21

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)



                                                                         December 31,       March 31,
                                                                            2000               2001
                                                                          ----------        ----------
ASSETS                                                                                      (Unaudited)
------
Current assets:
    Cash and cash equivalents                                             $    7,097        $    5,749
    Short-term investments                                                        --               174
    Accounts receivable, net                                                  30,457            29,319
    Inventories                                                               13,828             6,069
    Product sold subject to right of return                                    4,742             3,381
    Other current assets, net                                                  7,407             6,444
                                                                          ----------        ----------
         Total current assets                                                 63,531            51,136

Property and equipment, net                                                  223,200           213,353

Narrowband licenses, net                                                     125,901           125,070

Other assets                                                                  28,843            30,649
                                                                          ----------        ----------
         Total assets                                                     $  441,475        $  420,208
                                                                          ==========        ==========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
----------------------------------------------

Current liabilities:
    Accounts payable                                                      $   27,403        $   22,693
    Deferred revenue                                                          41,550            36,430
    Current maturities of long-term debt                                     514,326           554,668
    Other current liabilities                                                 43,283            28,190
                                                                          ----------        ----------
         Total current liabilities                                           626,562           641,981

Long-term debt                                                                 5,356             2,352

Other long-term liabilities                                                   12,641            15,873

Commitments and contingencies

Stockholders' (deficit) equity:
    Common stock, $.0001 par value per share, 75,000,000
      shares authorized 46,509,472 issued and  outstanding
      at December 31, 2000 and March 31, 2001                                      5                 5
    Additional paid-in capital                                               349,779           349,779
    Accumulated deficit                                                     (535,559)         (574,881)
    Stock subscriptions receivable                                              (244)              (82)
    Other comprehensive income                                                    --               113
    Deferred compensation                                                    (17,065)          (14,932)
                                                                          ----------        ----------
         Total stockholders' (deficit) equity                               (203,084)         (239,998)
                                                                          ----------        ----------
         Total liabilities and stockholders' (deficit) equity             $  441,475        $  420,208
                                                                          ==========        ==========





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                        2000              2001
                                                                     ----------        ----------
Revenues:
    Recurring revenues                                               $   62,940        $   55,480
    Network revenues                                                        654               863
    Equipment revenues                                                   12,509             7,064
                                                                     ----------        ----------
          Total revenues                                                 76,103            63,407

Cost of equipment sold                                                   14,008            10,050
                                                                     ----------        ----------

                                                                         62,095            53,357

Operating expenses:
    Technical                                                            16,731            19,540
    General and administrative                                           19,755            23,165
    Selling                                                              12,472             9,513
    Restructuring charges                                                    --               320
    Depreciation and amortization                                        19,498            20,240
    Amortization of stock compensation                                    2,134             2,133
                                                                     ----------        ----------
          Total operating expenses                                       70,590            74,911
                                                                     ----------        ----------

          Operating income (loss)                                        (8,495)          (21,554)

Other (income) expense:
    Interest expense                                                     17,184            17,618
    Interest income                                                        (422)             (104)
    Gain on sale of Canadian affliate                                    (3,331)               --
    Other                                                                   314               254
                                                                     ----------        ----------
          Total other (income) expense                                   13,745            17,768
                                                                     ----------        ----------

Loss before extraordinary item and accounting change                    (22,240)          (39,322)
Extraordinary item:
    Gain from early extinguishment of debt                                2,322                --
Cumulative effect of accounting change                                     (149)               --
                                                                     ----------        ----------
Net loss                                                             $  (20,067)       $  (39,322)
                                                                     ==========        ==========

Net loss per share:
    (basic and diluted)
    Loss before extraordinary item and accounting change             $    (0.51)       $    (0.85)
    Extraordinary gain                                                     0.05                --
    Cumulative effect of accounting change                                (0.01)               --
                                                                     ----------        ----------
    Net loss                                                         $    (0.47)       $    (0.85)
                                                                     ==========        ==========

Weighted average number
  of shares outstanding
    (basic and diluted)                                                  42,643            46,509
                                                                     ==========        ==========





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                                            Three Months Ended March 31,
                                                                                            ----------------------------
                                                                                               2000              2001
                                                                                            ----------        ----------
Cash flows from operating activities:
    Net loss                                                                                $  (20,067)       $  (39,322)
    Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
         Extraordinary gain                                                                     (2,322)               --
         Accounting change                                                                         149                --
         Depreciation and amortization                                                          19,498            20,240
         Amortization of stock compensation                                                      2,134             2,133
         Forgiveness of stock subscription receivable                                               --               162
         Provision for bad debts                                                                 2,050             3,500
         Loss on sale of property and equipment                                                    183               225
         Gain on sale of Canadian affiliate                                                     (3,331)               --
         Accretion of discount on senior discount notes                                         10,326             7,017
         Amortization of deferred debt issuance costs                                              532               540
         Utilization of Canadian roaming credits                                                   154               204
    Changes in certain assets and liabilities:
       (Increase) decrease in accounts receivable                                                8,730            (2,362)
       (Increase) decrease in inventories                                                         (527)            7,759
       Decrease in product sold subject to right of return                                          --             1,361
       (Increase) decrease in other current assets                                                (283)              759
       Increase in other assets                                                                 (2,364)           (2,133)
       Increase (decrease) in accounts payable                                                   1,750            (4,710)
       Decrease in deferred revenue                                                             (9,201)           (5,120)
       Increase (decrease) in other current liabilities                                             43           (15,154)
       Increase in other long-term liabilities                                                   1,289             3,232
                                                                                            ----------        ----------
            Net cash provided by (used in) operating activities                                  8,743           (21,669)
                                                                                            ----------        ----------
Cash flows from investing activities:
    Purchases of property and equipment                                                         (8,923)           (8,857)
    Proceeds from the sale of property and equipment                                                22                 9
    Proceeds from the sale of Canadian affiliate                                                 2,560                --
    Other                                                                                          (12)             (975)
                                                                                            ----------        ----------
            Net cash used in investing activities                                               (6,353)           (9,823)
                                                                                            ----------        ----------
Cash flows from financing activities:
    Proceeds from issuance of common stock under
       the stock option plan                                                                     7,675                --
    Payments of stock subscriptions receivable                                                     221                --
    Borrowings under the Credit Facility                                                            --            25,101
    Borrowings on the vendor financing arrangement                                                  --             5,747
    Payments on the vendor financing arrangement                                                    --              (704)
                                                                                            ----------        ----------
            Net cash provided by financing activities                                            7,896            30,144
                                                                                            ----------        ----------
Net increase (decrease) in cash and cash equivalents                                            10,286            (1,348)

Cash and cash equivalents, beginning of period                                                  10,440             7,097

                                                                                            ----------        ----------
Cash and cash equivalents, end of period                                                    $   20,726        $    5,749
                                                                                            ==========        ==========
Supplemental disclosures of cash flow information: Cash paid during the period for:
       Interest                                                                             $       --        $   32,934
       Taxes                                                                                        --                --

Supplemental schedule of noncash investing and financing activities:
    Purchase of property through capital leases                                             $       --        $      177
    Common stock issued in exchange for 11 1/4% Senior Subordinated
       Discount Exchange Notes                                                                  81,005                --
    Write-off of deferred debt issuance costs-11 1/4% Notes- net a1,148                             --
    Early extinguishment of 11 1/4% Senior Subordinated Discount Exchange Notes,
       at accreted value                                                                        84,475                --
    Equity conversion related to unconsolidated subsidiary                                       3,482                --
    Phantom stock awards                                                                        25,598                --
    Investment received from the demutalization of MetLife                                          --               174




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001

                                   (UNAUDITED)


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

RECENT DEVELOPMENTS; LIQUIDITY AND GOING CONCERN

         On April 1, 2001, the Company entered into a merger agreement with Metrocall, Inc. ("Metrocall"). The merger plan was to be facilitated through concurrent Chapter 11 bankruptcy proceedings. On May 11, 2001, the Company received a letter from Metrocall purporting to terminate the merger agreement. The Company is considering what response to make, if any. The Company will consider strategic alternatives which may include a combination with another company or a standalone restructuring. The Company expects to file Chapter 11 bankruptcy in the near future.

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company reported operating losses for the three months ended March 31, 2000 and 2001, has incurred substantial net losses since inception, and has a significant working capital deficit and stockholders' deficit at March 31, 2001. The Company expects these conditions will continue and there can be no assurance that the Company's operations will become profitable. As discussed above and in Note 10, the Company plans to file for Chapter 11 bankruptcy protection in the near future.

         In 2000 and the first three months of 2001, the Company's revenues and operating cash flows declined and, in conjunction with the history of operating and net losses, have severely impacted the Company's financial condition and liquidity. The Company anticipates these conditions will continue throughout 2001 and it is unlikely that the Company will maintain compliance with its debt covenants in 2001. Additionally, as of March 31, 2001, the Company has no borrowing availability under the Amended Credit Facility, as defined below. Based on these factors the Company does not believe it can obtain any new debt or equity financing other than post bankruptcy petition financing. As a result of the probable violation of debt covenants in 2001, the Company classified the outstanding debt on its 11 1/4% Senior Subordinated Discount Exchange Notes due 2008 ("11 1/4% Notes"), 15% Senior Discount Exchange Notes due 2005 ("15% Notes"), the amounts borrowed under a vendor financing arrangement with an infrastructure vendor ("Vendor Financing Arrangement") and the credit agreement led by Bankers Trust Company and Morgan Stanley Senior Funding, Inc. as amended December 28, 2000 ("Amended Credit Facility") as current liabilities as of March 31, 2001. Although there are no scheduled maturities of these obligations in 2001, the Company has classified these obligations as current because the Company does not project compliance with existing covenants throughout 2001.

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

2. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2000. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

RECLASSIFICATIONS

         Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the current year presentation. Among others, these reclassifications include adjustments made for the adoption of the Emerging Issues Task Force's abstract number 00-14 "Accounting for Certain Sales Incentives" ("EITF 00-14").

3. REVENUE RECOGNITION

NETWORK REVENUES AND NON-RECURRING ENGINEERING FEE

         The Company has entered into strategic alliance agreements with Arch Wireless, Inc. ("Arch"), Metrocall and Verizon Messaging ("Verizon"). The agreements are organized into two phases. During the first phase, Arch, Metrocall and Verizon may each market their switch-based wireless data services utilizing the Company's wireless data network. Metrocall and Verizon are actively marketing such services. In 2000, Arch acquired Paging Network, Inc. and its wireless data network. To date, Arch has not substantially utilized the Company's wireless data network. During the second phase, the agreements provide that Arch, Metrocall and Verizon will install their own networks leveraging the Company's infrastructure and sites. Under these agreements, the companies share certain capital and operating expenses, which will significantly lower costs for those companies. As of March 31, 2001, only Verizon had elected to enter into the second phase of its agreement in limited areas of the United States. As part of the agreements, the companies have agreed to pay a non-recurring engineering fee ("NRE"), which represents access to WebLink's technology for constructing a two-way wireless data network. This fee will be recognized by the Company on a straight-line basis as network revenues over the period from the election date for the second phase to the end of the contract. As part of the Verizon agreement, the Company pays Verizon an NRE for the use of some of its sites, which is recognized on a straight-line basis over a similar period as technical expense.

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

The deferred revenue is recorded as other long-term liabilities and has a balance of $15.9 million at March 31, 2001. The deferred cost of sales is recorded as other assets and has a balance at March 31, 2001 of $15.3 million.

         Prior to implementing SAB 101, the Company recognized revenue and cost of sales for equipment upon the sale of the device.

SALES INCENTIVES AND REBATES

         During the third quarter of 2000, the Company initiated its national retail sales efforts for the new Motorola Talkabout T900 product. This sales program includes certain sales incentives paid to retailers when the product is sold by the retailer. These sales incentives, which result in a loss on the product, are recorded as a reduction to equipment revenue in the period the products are shipped to retailers, which is consistent with the recently released EITF 00-14. However, due to the newness of this product and the nature of the arrangements with retailers, the Company is not recognizing revenue on these units until the retailers sell them to consumers. Hence, equipment revenue received from the retailer is recorded as deferred revenue until the device is sold to the consumer. Likewise, product sold subject to the right of return by the retailer is recorded as an asset until sold to the consumer. The Company recorded $3.4 million for units held in retailers' inventory at March 31, 2001. All consumer rebates are recorded upon activation by the customer as a liability based on the Company's estimated redemption rate. The liability is recognized as a reduction of airtime revenue over the service period commitment.

EQUIPMENT REVENUE

         The Company's Traditional Paging Division recognizes equipment revenue upon the shipment of subscriber devices adjusted by allowances for normal returns. Recurring revenues, including revenue from airtime charges and fees for other services such as voice mail, customized coverage options and toll-free numbers, are recognized in the month in which the service is provided. All expenses related to the sale of equipment are recognized at the time of sale (see additional discussion under "Sales Incentives and Rebates").

DEFERRED REVENUE

         Deferred revenue relates to airtime services and not equipment revenues and represents advance billings for services not yet performed. Such revenue is deferred and recognized in the month in which the service is provided.

4. RESTRUCTURING

         In the first quarter of 2001, the Company decided to close seventeen field sales offices and one of the associated support centers as part of a restructuring of its business. The Company incurred $0.3 million in restructuring charges related to employee termination costs.

5. EARNINGS PER SHARE

         Net loss per share amounts as reflected on the statements of operations are based upon the weighted average number of common shares outstanding.

         Under the provisions of Financial Accounting Standards Board Statement No. 128, "Earnings per Share", dilutive securities are excluded from the calculation of earnings per share when there is a net loss because their inclusion would be anti-dilutive. The securities listed below were not included in the computation of diluted loss per share, since the effect from the conversion would be anti-dilutive.

                                               MARCH 31, 2000     MARCH 31, 2001
                                               --------------     --------------
Stock Options ..........................          6,565,691          7,538,598
Phantom Stock ..........................          1,075,000          1,075,000
Warrants ...............................            640,758          1,134,088
                                               ------------       ------------
                                                  8,281,449          9,747,686
                                               ============       ============


6. COMMITMENTS AND CONTINGENCIES

         In March and April of 2001, the Company was served with five lawsuits against it and John D. Beletic seeking to recover an unspecified amount of monetary damages allegedly caused by the Company's alleged fraudulent scheme to artificially inflate the price of the Company's common stock through a series of alleged false and misleading statements to the market and alleged material omissions in violation of federal and state securities laws. Four of the lawsuits are filed in the U.S. District Court for the Northern District of Texas and seek class action status on behalf of persons who purchased the Company's common stock on the open market during the period from December 29, 2000, through February 20, 2001. The fifth lawsuit is filed in the Dallas County Court at Law on behalf of a single stockholder that purchased the Company's common stock on the open market during the same time period. No discovery has yet occurred, and the Company believes the lawsuits have no merit and intends to vigorously defend itself.

         On September 29, 2000, the Company entered into a volume purchase agreement with Glenayre Electronics, Inc. (the "Volume Purchase Agreement") for the purchase or license of $20.8 million in wireless network infrastructure equipment and software through December 31, 2001. This equipment and software will allow the Company to expand its wireless data network capacity and increase speeds in the system enabling the Company to serve a larger subscriber base. As of March 31, 2001, the Company had purchased $9.5 million under this agreement.

7. COMPREHENSIVE INCOME (LOSS)

         In January 1998, the Company adopted the Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components within the financial statements. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income components are immaterial for the three months ended March 31, 2000 and, therefore, the same as net income. The Company's comprehensive income for the three months ended March 31, 2001 is as follows:


Net loss .........................................       $   (39,322)
Other comprehensive income:
Unrealized gains on short-term investments .......               113
                                                         -----------

         Comprehensive loss ......................       $   (39,209)
                                                         ===========

8. RELATED-PARTY TRANSACTIONS

         The Company engaged an affiliate as a financial advisor in connection with the negotiation of the merger agreement with Metrocall.

         The Company entered into an agreement with the chairman and chief executive officer providing that all obligations on his indebtedness to the Company totaling approximately $178,000, including $15,000 of accrued interest, would be forgiven on January 3, 2001 if he was employed by the Company on that date. That condition was met and the debt has been forgiven as of January 3, 2001.

9. SEGMENT REPORTING

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

         The Company has allocated proceeds from equity and debt between its Wireless Data and Traditional Paging Divisions. The methodology the Company follows results in the attribution of the proceeds of each offering based on the specific capital and operating requirements of each division. Free cash flow ("Free Cash Flow"), defined as earnings (loss) before interest, taxes, depreciation and amortization, and amortization of stock compensation less capital expenditures, generated by a division is utilized to reduce its respective debt allocation. As of March 31, 2001, $151.0 million and $183.8 million of equity and $516.5 million and $40.5 million of debt have been allocated to the Wireless Data and Traditional Paging Divisions, respectively. For the three months ended March 31, 2001, interest expense of $15.4 million and $2.2 million was allocated to the Wireless Data and Traditional Paging Divisions, respectively.

         The following table sets forth segment financial information related to the Company's various operations (in thousands):

                                                            THREE MONTHS ENDED MARCH 31, 2000
                                               ---------------------------------------------------------
                                                WIRELESS      TRADITIONAL
                                                  DATA           PAGING      INTERNATIONAL   CONSOLIDATED
                                               ----------      ----------     ----------      ----------
Revenues .................................     $    5,710      $   70,307     $       86      $   76,103
Operating income (loss) ..................        (17,749)          9,412           (158)         (8,495)
Interest expense .........................         14,279           2,905             --          17,184
Interest income ..........................            278             144             --             422
Net income (loss) before extraordinary
  item ...................................        (33,735)         11,831           (336)        (22,240)
Total assets .............................        325,414         125,758            391         451,563
Capital expenditures .....................          6,090           2,833             --           8,923


                                                            THREE MONTHS ENDED MARCH 31, 2001
                                               ----------------------------------------------------------
                                                WIRELESS      TRADITIONAL
                                                  DATA           PAGING       INTERNATIONAL   CONSOLIDATED
                                               ----------      ----------      ----------      ----------
Revenues .................................     $   22,194      $   41,202      $       11      $   63,407
Operating loss ...........................        (17,839)         (3,553)           (162)        (21,554)
Interest expense .........................         15,449           2,169              --          17,618
Interest income ..........................             88              16              --             104
Loss (income) before extraordinary item
  and accounting change ..................        (33,270)         (5,890)           (162)        (39,322)
Total assets .............................        314,878         104,939             391         420,208
Capital expenditures including capital
leases ...................................          7,646           1,388              --           9,034


10. SUBSEQUENT EVENTS

BANKRUPTCY AND MERGER

         On April 1, 2001, the Company entered into a merger agreement with Metrocall. The merger plan was to be facilitated through concurrent Chapter 11 bankruptcy proceedings. On May 11, 2001, the Company received a letter from Metrocall purporting to terminate the merger agreement. The Company is considering what response to make, if any. The Company will consider strategic alternatives which may include a combination with another company or a standalone restructuring. The Company expects to file Chapter 11 bankruptcy in the near future.

YAHOO! AGREEMENT

         On April 16, 2001, the Company received from Yahoo!, Inc. notice of termination of the agreement between the Company and Yahoo!, Inc. because of the Company's announced intention to file a Chapter 11 bankruptcy petition and other alleged breaches of the agreement. Yahoo!, Inc. reserved all rights to which it may be entitled by law. The Company has informed Yahoo!, Inc. that the Company does not believe that it has breached the agreement, but the Company has not decided to take further action at this time. If it is determined that a breach of the agreement has occurred, the $1.0 million intangible asset related to 200,000 of the warrants issued to Yahoo!, Inc. will be expensed in the second quarter of 2001. In addition, the 300,000 remaining warrants will vest and become exercisable.

REDUCTION IN FORCE

         On May 4, 2001, the Company announced a reduction of approximately 15% of its work force. The Company closed its remaining seven Field Sales offices and has largely withdrawn from Field Sales and National Account direct sales. The Company will continue to support its existing customers but does not intend to significantly market directly to new corporate customers. The Company expects the total expense associated with the reduction in force to be approximately $1.4 million in the second quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the results of operations and financial condition of the Company for the three months ended March 31, 2000 and 2001. This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report. Certain prior years' amounts have been reclassified to conform with the current year presentation.

         This Form 10-Q contains statements that constitute forward-looking statements. In addition to statements that speak to a time in the future, the words "estimate," "project," "plan," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Readers are cautioned that such forward-looking statements involve risks and uncertainties, and are subject to change based on various important factors. The factors set forth in other filings with the Securities and Exchange Commission, as well as the following factors, could affect the Company's financial performance and could cause actual results to differ materially from those expressed in such forward-looking statements: the effect on the Company's business of operating while in Chapter 11 bankruptcy proceedings; the amount of financing the Company receives after the bankruptcy filing; economic conditions and consumer confidence generally in the United States; the ability of the Company to manage its high outstanding indebtedness; the impact of technological change in the telecommunications industry; the future cost and availability of network infrastructure and subscriber devices; the impact of competition and pricing of wireless data and paging services; the timely market acceptance of new products and services such as two-way messaging; changes in regulation by the Federal Communications Commission ("FCC") and various state regulatory agencies; and potential technical problems relating to the Company's wireless data network. These factors raise substantial doubt in regard to the Company's ability to continue as a going concern.

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company reported operating losses for the three months ended March 31, 2000 and 2001, has incurred substantial net losses since inception, and has a significant working capital deficit and stockholders' deficit at March 31, 2001. The Company expects these conditions will continue and there can be no assurance that the Company's operations will become profitable as discussed in Notes 1 and 10 to the condensed consolidated financial statements.

         In 2000 and the first three months of 2001, the Company's revenues and operating cash flows declined and, in conjunction with the history of operating and net losses, have severely impacted the Company's financial condition and liquidity. The Company anticipates these conditions will continue throughout 2001 and it is unlikely that the Company will maintain compliance with its debt covenants in 2001. Additionally, as of March 31, 2001 the Company has no borrowing availability under the Amended Credit Facility, as defined below. Based on these factors, the Company does not believe it can obtain any new debt or equity financing other than post bankruptcy petition financing. As a result of the probable violation of debt covenants in 2001, the Company classified the outstanding debt on the 11 1/4% Senior Subordinated Discount Exchange Notes due 2008 ("11 1/4% Notes"), 15% Senior Discount Exchange Notes due 2005 ("15% Notes"), the amounts borrowed under a vendor financing arrangement with an infrastructure vendor ("Vendor Financing Arrangement") and the credit agreement led by Bankers Trust Company and Morgan Stanley Senior Funding, Inc. as amended December 28, 2000 ("Amended Credit Facility") as current liabilities as of March 31, 2001. Although there are no scheduled maturities of these obligations in 2001, the Company has classified these obligations as current because the Company does not project compliance with existing covenants through 2001.

         The Company's deteriorating financial condition and results of operations, lack of liquidity and inability to obtain additional debt or equity financing raise substantial doubt about its ability to continue as a going concern.

         On April 1, 2001, the Company entered into an agreement (the "Merger Agreement") to merge (the "Merger") with Metrocall, Inc. ("Metrocall"). The Merger was to be facilitated through concurrent Chapter 11 bankruptcy proceedings. On May 11, 2001, the Company received a letter from Metrocall purperting to terminate the Merger Agreement. The Company is considering what response to make, if any. The Company will consider strategic alternatives which may include a combination with another company or a standalone restructuring. The Company expects to file Chapter 11 bankruptcy in the near future.

         In addition, the Company and Metrocall amended their strategic alliance agreement pursuant to which Metrocall markets its switch based wireless data services utilizing the Company's wireless data network. Under the amendment, Metrocall agreed to prepay up to $25 million for the services rendered to it under the strategic alliance agreement. Metrocall has made the initial $5 million prepayment. Subsequent prepayments are subject to satisfaction of certain conditions, including that the Company obtain commitments for specified levels of debtor-in-possession financing and that the strategic alliance agreement and the Company's technology agreement with Glenayre Electronics, Inc. be assumed in the Company's Chapter 11 bankruptcy proceedings. As of the date of this report, the conditions to the subsequent prepayments have not been met. There can be no assurance that these conditions will be met.

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

         EBITDA represents earnings (loss) before interest, taxes, depreciation and amortization, amortization of stock compensation and restructuring charges. EBITDA is a financial measure commonly used in the Company's industry. EBITDA is not derived pursuant to generally accepted accounting principles ("GAAP"), and therefore should not be construed as an alternative to operating income, as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The calculation of EBITDA does not include commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company. The Company's definition of EBITDA may not be comparable to similarly titled measures used by other companies.

         The Company sells or leases wireless messaging end-user devices to subscribers, retailers and resellers. The Company earns recurring revenues from subscribers in the form of fixed periodic fees and incurs substantial operating expenses in offering its services, including technical, customer service and general and administrative expenses.

         Since commencing operations in 1990, the Company has invested heavily in its wireless communications network and administrative infrastructure in order to establish nationwide coverage and centralized customer service call centers and administrative support functions. The Company incurs substantial fixed operating costs related to its wireless communications infrastructure, which is designed to serve a larger subscriber base than the Company currently serves in order to accommodate growth. In addition, the Company incurs costs associated with each new subscriber addition. The Company has sustained consolidated operating losses in each year of operations since inception. The Company sustained an aggregate $92.2 million operating loss from 1998 to 2000 and an $8.5 million and $21.6 million operating loss for the three months ended March 31, 2000 and 2001, respectively. The Wireless Data Division has generated operating losses each year beginning in 1995 and management expects this trend to continue throughout 2001 with a $17.8 million loss in the three months ended March 31, 2001. In the third quarter of 1997, the Company began generating operating profits in its Traditional Paging Division. In the fourth quarter of 2000, the Traditional Paging Division sustained a $1.5 million operating loss and, in the first quarter of 2001, this division sustained a $3.6 million operating loss, and management expects this trend to continue. The Company expects consolidated operating losses to continue.

         The Company's strategy is to expand its subscriber base and to increase profitability and cash flow through greater utilization of its nationwide wireless communications network. From the introduction of wireless data services in December 1998 to March 31, 2001, the number of wireless data units in service increased to 477,112. None of the Company's growth is attributable to acquisitions. The Company intends to achieve unit growth by promoting its wireless data services through its private brand strategic alliances with telecommunication companies, wireless data network alliances with companies such as Metrocall and Verizon Messaging and national retail and reseller distribution channels.

         The Company sells and leases its subscriber units through the following distribution channels: (i) private brand strategic alliances and wireless data network alliances through its Carrier Services Strategic Business Unit ("SBU"),
(ii) third party local resellers through its Reseller SBU and (iii) national and regional retail stores through its National Retail SBU. At March 31, 2001, 43.6% of the Company's domestic units in service originated from the Carrier Services SBU, 21.6% from the Reseller SBU, 20.0% from the National Retail SBU and 14.8% from direct sales. In the third quarter of 1998, the Company announced the formation of its Wireless Control Systems (formerly Telemetry) SBU. This SBU began generating recurring revenues in the third quarter of 2000 with the sale of its first units in July 2000.

         On May 4, 2001, the Company announced a reduction of approximately 15% of its work force. The Company closed its remaining seven field sales offices and has largely withdrawn from field sales and national account direct sales. The Company will continue to support its existing customers but does not intend to significantly market directly to new corporate customers. The Company expects the total expense associated with the reduction in force to be approximately $1.4 million, all of which will be incurred in the second quarter of 2001.The Company has historically sold, rather than leased, most of the subscriber units used by its subscribers. As a result, the Company has had much less capital invested in subscriber units than many other paging carriers since it has recouped a substantial portion of subscriber unit costs upon sale to subscribers, retailers and resellers. This has resulted in significantly lower capital expenditures and depreciation expense than if the Company had leased units to its subscribers. While the Company's capital expenditures for subscriber units had been increasing as the result of the Company's increased leased units in wireless data services, the Company expects this trend to reverse itself since it is largely withdrawing from marketing to corporate accounts.

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

WIRELESS DATA DIVISION

         The Company's Wireless Data Division is expected to be the source of the Company's growth of the Company in the future. Nationwide coverage was first offered on December 15, 1998 with coverage to 70% of the U.S. population. When the wireless data network was substantially completed in April 1999, approximately 90% of the U.S. population was covered. The following discussion analyzes the results of the division's operations, unless otherwise indicated.

Units in Service

         The Company had 94,297 units in service as of March 31, 2000 compared to 477,112 as of March 31, 2001. The Company received its first shipments of full two-way wireless data devices in February 2000. In June 2000, the Company began receiving shipments of the Motorola Talkabout T900 which has contributed significantly to the unit growth in the Wireless Data Division. In July 2000, the Company added its first units in telemetry. As of March 31, 2001, the Company had 5,380 telemetry units in service included in total Wireless Data units in service.

         Unit additions for the three months ended March 31, 2000 and 2001, were 32,722 and 123,332, respectively, yielding annualized growth rates of 213% and 139%, respectively. Unit additions could be negatively affected by the Company's bankruptcy petition. In the quarter ended March 31, 2001, the Wireless Data Division's average monthly disconnection rate was 2.6%. Management believes the reported churn rate is lower than what the steady state churn rate will be as churn rate benefits mathematically from the relative newness of the base because almost all of the subscribers have used the service less than one year as of the end of the fourth quarter. Management expects net unit additions to be negatively affected by approximately 30,000 units in the second quarter of 2001 when a network affiliate finalizes conversion of certain markets to its own network pursuant to the second phase of its network affiliation agreement with the Company.

Revenues

         Revenues for the three months ended March 31, 2000 were $5.7 million compared to $22.2 million for the three months ended March 31, 2001. Recurring revenues for the same periods were $4.0 million and $16.4 million, respectively. Revenues from equipment sales for the same periods were $1.0 million and $4.9 million, respectively. Network revenues are comprised of: (1) non-recurring engineering fees; (2) construction revenues related to the installation of transmitting and receiving equipment; and (3) non-airtime service revenues. ARPU was $17.32 for the three months ended March 31, 2000 compared to $13.17 for the same period in 2001. Management expects Wireless Data's steady state ARPU (excluding telemetry) to be approximately $13.00.

         During the third quarter of 2000, the Company initiated its national retail sales efforts for the new Motorola T900. This sales program includes certain sales incentives paid to retailers when the product is sold by the retailer. These sales incentives, which result in a loss on the product, are recorded as a reduction to equipment revenue in the period the products are shipped to retailers, which is consistent with the recently released Emerging Issues Task Force's abstract number 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"). However, due to the newness of this product and the nature of the arrangements with retailers, the Company is not recognizing revenue on these units until the retailers sell them to consumers. Hence, equipment revenue received from the retailer is recorded as deferred revenue until the device is sold to the consumer. Likewise, product sold subject to the right of return by the retailer is recorded as an asset until sale to the consumer. The Company recorded $3.4 million for units held in retailers' inventory at March 31, 2001. All consumer rebates are recorded upon activation by the customer as a liability based on the Company's estimated redemption rate. The liability is recognized as a reduction in airtime revenue over the service period commitment.

         During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin Number 101 ("SAB 101") with an effective date of January 1, 2000. SAB 101 requires the deferral of revenue when the earnings process is not complete. The earnings process associated with equipment revenue from the sale of wireless data devices is not complete because airtime is an integral part of the transaction in instances when the Company sells both the device and airtime to the same individual. As a result, the Company is deferring the recognition of equipment revenue over the three year expected life of a wireless data subscriber. The Company has recorded $15.9 million in deferred revenue associated with SAB 101 as of March 31, 2001, which is recorded as other long-term liabilities.

Cost of Equipment Sold

         The cost of equipment sold for the three months ended March 31, 2000 was $1.2 million compared to $7.0 million the three months ended March 31, 2001. Since the Company has largely withdrawn from marketing directly to corporate accounts, management no longer expects a substantial portion of new wireless data units to be leased.

         As a result of the adoption of SAB 101, the Company's cost of equipment sold decreased. See "Wireless Data Division - Revenues" above. The Company recognizes an immediate loss in the amount of the cost of equipment sold in excess of revenue, and the remaining cost of equipment sold is deferred and recognized over the three year expected life of a subscriber. The Company has recorded $15.3 million in deferred cost of equipment associated with SAB 101 as of March 31, 2001, which is recorded as an other asset.

Operating Expenses

         Technical expenses were $7.1 million for the three months ended March 31, 2000 compared to $8.7 million for the three months ended March 31, 2001. As the number of wireless data units in service grows, additional resources must be allocated to support those customers, some or all of which will be shifted from the Traditional Paging Division. This is expected to cause a continued increase in technical expenses in the Wireless Data Division.

         General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for the three months ended March 31, 2000 and 2001 were $1.3 million and $6.5 million, respectively. As the number of wireless data units in service grows, additional resources must be allocated to support those customers, some or all of which will be shifted from the Traditional Paging Division. This is expected to cause a continued increase in general and administrative expenses in the Wireless Data Division.

         Selling expenses for the three months ended March 31, 2000 were $2.7 million compared to $4.9 million for the three months ended March 31, 2001. Management expects to aggressively market wireless data services, and selling expenses are expected to increase as a result.

         Depreciation and amortization was $10.1 million for the three months ended March 31, 2000 compared to $11.8 million for the three months ended March 31, 2001. Management anticipates depreciation and amortization expense to increase as it continues to allocate more of its resources to the expansion and development of wireless data services.

TRADITIONAL PAGING DIVISION

         The Company provides domestic one-way paging operations in its Traditional Paging Division. This division is a mature business requiring only a maintenance level of capital investment. Management expects EBITDA from this division to decline in 2001. The Traditional Paging Division has produced operating profits for 1998, 1999 and 2000. However, beginning in the fourth quarter of 2000, this division began incurring operating losses. The following discussion analyzes the results of the Traditional Paging Division's operations, unless otherwise indicated.

Units in Service

         Units in service from domestic one-way paging operations were 2,387,444 and 1,613,704 as of March 31, 2000, and 2001, respectively. The Company's one-way operations experienced a net decrease of 773,740 units in service from March 31, 2000 to March 31, 2001, as the general market for traditional paging declines. Unit decreases for the three months ended March 31, 2000 and 2001 were 171,909 and 250,856, respectively. This is a continued trend from 1998 and 1999. In the quarter ended March 31, 2001, the Traditional Paging Division's average monthly disconnection rate was 5.8%. Management believes there is a declining market for traditional one-way paging services, and some of the demand appears to be shifting to the higher quality and greater benefits of wireless data services. Management expects the significant decline in the Traditional Paging Division's number of units to continue for the next several quarters, and the Company's bankruptcy petition is likely to cause additional unit disconnections.

Revenues

         Total revenues for the three months ended March 31, 2000 and 2001 were $70.3 million and $41.2 million, respectively. Recurring revenues for airtime, voice mail and other services for the same periods were $58.9 million and $39.1 million, respectively. Revenues from equipment sales for the three months ended March 31, 2000 and 2001 were $11.4 million and $2.1 million, respectively. Recurring revenues dropped primarily due to a decreased subscriber base. Equipment revenue decreased due to the decrease in demand for traditional paging services and a decrease in price of the paging devices. Management expects recurring and equipment revenues to decrease over the next several quarters as the subscriber base decreases.

         The Company's ARPU was $7.94 and $7.49 in the first quarter of 2000 and 2001, respectively. The decrease in ARPU is primarily due to the decline in the subscriber base and the transition of higher ARPU customers to wireless data. Management expects ARPU to decline somewhat in the foreseeable future with minor variations from changes in distribution and product mix.


Cost of Equipment Sold

         The cost of equipment sold in the three months ended March 31, 2000 and 2001 was $12.6 million and $3.0 million, respectively. The decrease is primarily due to decreased demand for traditional paging services. The

Company expects subscriber device costs to generally remain relatively constant. The loss on equipment sold (equipment revenue less cost of equipment sold) is recognized when subscriber devices are shipped to the retailers, usually before the devices are placed into service. The Company has historically sold rather than leased the majority of devices in the Traditional Paging Division.

Operating Expenses

         Technical expenses were $9.7 million and $10.8 million for the three months ended March 31, 2000 and 2001, respectively. The Traditional Paging Division's technical expenses for the three months ended March 31, 2000 were also affected by a $1.5 million reduction related to the effect of interconnection arrangements with local exchange carriers pursuant to the Telecommunications Act of 1996 and associated Federal Communications Commission and court rulings. The Company does not expect any future reductions in technical expense related to the interconnection arrangements. Management expects technical expenses to decrease in the future as resources are transferred to the Wireless Data Division.

         General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for the three months ended March 31, 2000 and 2001 were $18.4 million and $16.7 million, respectively. The decrease was largely due to increased operating efficiencies and the transfer of resources to the Wireless Data Division. Management expects general and administrative costs to decline as resources are transferred to the Wireless Data Division.

         Selling expenses for the three months ended March 31, 2000 and 2001 were $9.7 million and $4.5 million, respectively. Management expects this number to continue to decrease as resources are transferred to the Wireless Data Division. During the first quarter of 2001, the Company incurred $163,000 in selling expenses associated with international operations.

         Depreciation and amortization for the three months ended March 31, 2000 and 2001 were $9.4 million and $8.5 million, respectively. The decrease resulted from the spending of only maintenance levels in capital expenditures. Depreciation and amortization should decline over the next few years.

CONSOLIDATED

Restructuring

         In the first quarter of 2001, the Company closed seventeen field sales offices and one of the associated support centers as part of a restructuring of its business. The Company incurred $0.3 million in restructuring charges related to employee termination costs. The Company expects to incur additional charges in the second quarter of 2001 related to the May 4, 2001 work force reduction (see the discussion under General).

Amortization of Stock Compensation

         On February 10, 2000, 1,075,000 shares of Phantom Stock were granted under the WebLink Wireless, Inc. 2000 Flexible Incentive Plan with a three year vesting period. Based on the closing market price of $23.8125 reported on Nasdaq on February 10, 2000, these grants have an aggregate market value of $25.6 million. The compensation cost associated with the grants is recorded as amortization of stock compensation over the vesting period. Accordingly, $8.5 million was incurred in 2000, and will be incurred in 2001 and 2002 at a rate of $2.1 million per quarter.

Interest Expense

         Consolidated interest expense increased from $17.2 million for the three months ended March 31, 2000 to $17.6 million for the three months ended March 31, 2001. Interest expense was favorably affected by the conversion of $84.5 million accreted value of 11 1/4% Notes into equity during March 2000. Interest expense related to the 15% Notes was $7.8 million and $8.0 million for the three months ended March 31, 2000 and 2001. The interest related to the 11 1/4% Notes is non-cash pay until February 2003. Interest expense related to the 11 1/4% Notes was $8.2 million and $7.1 million for the three months ended March 31, 2000 and 2001. Interest expense related to a vendor financing arrangement was $0.3 million for the three months ended March 31, 2001. There was no interest expense related to the vendor financing arrangement as of March 31, 2000. Interest expense related to the Amended Credit Facility was $1.1 million and $2.2 million for the three months ended March 31, 2000 and 2001. Interest expense of $15.4 million and $2.2 million was allocated to Wireless Data and Traditional Paging Divisions, respectively, for the three months ended March 31, 2001.

Net Loss

         The Company sustained consolidated losses before extraordinary item and the cumulative effect of an accounting change of $22.2 million for the three months ended March 31, 2000, including a $3.3 million gain recognized from the sale of the Company's investment in its Canadian affiliate in the first quarter of 2000. An extraordinary gain of $2.3 million was recognized in the first quarter of 2000 in conjunction with the early retirement of $84.5 million, accreted value, of the 11 1/4% Notes and $0.1 million in regard to the change in accounting due to SAB 101. The Company sustained a consolidated net loss for the three months ended March 31, 2001 of $39.3 million. Including the extraordinary item and the cumulative effect of an accounting change, the Company's consolidated net loss for the three months ended March 31, 2000 was $20.1 million. The increase in losses were primarily due to increased operating expenses associated with the operations of the Wireless Data Division and the decrease in subscribers in the Traditional Paging Division.

Allocation of Debt and Equity to Divisions

         The Company has allocated equity and debt between its Wireless Data and Traditional Paging Divisions. The methodology the Company follows results in the attribution of the proceeds of each offering based on the specific capital and operating requirements of each division. Free cash flow, defined as EBITDA less capital expenditures ("Free Cash Flow"), generated by a division is utilized to reduce its respective debt allocation. As of March 31, 2001, $151.0 million and $183.8 million of equity and $516.5 million and $40.5 million of debt has been allocated to the Wireless Data and Traditional Paging Divisions, respectively.

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

WIRELESS DATA DIVISION

                                                                          THREE MONTHS ENDED
                                             -------------------------------------------------------------------------------
                                             Dec. 31,      Mar. 31,      June 30,      Sept. 30,     Dec. 31,      Mar. 31,
                                               1999          2000          2000          2000          2000          2001
                                             ---------     ---------     ---------     ---------     ---------     ---------
                                                                                (unaudited)
  Recurring revenues                         $   2,809     $   4,049     $   4,939     $   6,768     $  10,959     $  16,412
  Network revenues                                  --           654         2,253           800         1,028           863
  Equipment revenues                               806         1,007         3,238         1,669         2,730         4,919
                                             ---------     ---------     ---------     ---------     ---------     ---------
                                                 3,615         5,710        10,430         9,237        14,717        22,194

  Cost of equipment sold                           942         1,219         4,312         7,532         6,264         7,002
                                             ---------     ---------     ---------     ---------     ---------     ---------

  Net revenues                                   2,673         4,491         6,118         1,705         8,453        15,192
  Technical expenses                             6,736         7,077         7,764         7,713         9,228         8,709
  General and administrative expenses            1,804         1,307         1,383         3,329         4,348         6,454
  Selling expenses                               1,927         2,730         3,858         4,832         6,529         4,852
  Restructuring charges                             --            --            --            --            --           160
  Depreciation and amortization                  9,951        10,059        10,398        10,841        10,398        11,790
  Amortization of stock compensation                --         1,067         1,066         1,067         1,066         1,066
                                             ---------     ---------     ---------     ---------     ---------     ---------

  Operating loss (EBIT)                      $ (17,745)    $ (17,749)    $ (18,351)    $ (26,077)    $ (23,116)    $ (17,839)
                                             =========     =========     =========     =========     =========     =========

  EBITDA (1)                                 $  (7,794)    $  (6,623)    $  (6,887)    $ (14,169)(3) $ (11,652)    $  (4,823)
                                             =========     =========     =========     =========     =========     =========

  Other data:
  Ending units in service                       61,575        94,297       146,809       227,864       353,780       477,112
  ARPU (2)                                   $   16.94     $   17.32     $   13.66     $   12.04     $   12.56     $   13.17

(1) Earnings (loss) before interest, taxes, depreciation and amortization, amortization of stock compensation, and restructuring charges.

(2) Calculated by dividing recurring revenues for the quarter by the simple average number of units in service during that quarter. Stated as the monthly average for the quarter.

(3) Excluding $4.3 million of sale incentives for units held in retailers' inventory, EBITDA would have been negative $9.8 million for the quarter.

TRADITIONAL PAGING DIVISION

                                                                      THREE MONTHS ENDED
                                        --------------------------------------------------------------------------------------
                                          Dec. 31,    March 31,       June 30,       Sept. 30,        Dec. 31,      Mar. 31,
                                           1999         2000            2000            2000            2000          2001
                                        -----------  -----------     -----------     -----------     -----------   -----------
                                                                          (unaudited)
  Recurring revenues                    $    61,981  $    58,891     $    58,639     $    52,220     $    43,440   $    39,068
  Equipment revenues                         14,514       11,416          10,879           9,519           4,695         2,134
                                        -----------  -----------     -----------     -----------     -----------   -----------
                                             76,495       70,307          69,518          61,739          48,135        41,202

  Cost of equipment sold                     15,656       12,626          14,115          10,265           6,550         3,038
                                        -----------  -----------     -----------     -----------     -----------   -----------

  Net revenues                               60,839       57,681          55,403          51,474          41,585        38,164
  Technical expenses                         11,229        9,654           9,297           7,076          11,957        10,831
  General and administrative expenses        18,211       18,448          18,199          14,698          16,688        16,711
  Selling expenses                           10,363        9,661           8,758           8,398           4,849         4,498
  Restructuring costs                            --           --              --              --              --           160
  Depreciation and amortization              10,507        9,439           9,433           8,980           8,502         8,450
  Amortization of stock compensation             --        1,067           1,066           1,067           1,067         1,067
                                        -----------  -----------     -----------     -----------     -----------   -----------

  Operating income (EBIT)               $    10,529  $     9,412     $     8,650     $    11,255     $    (1,478)  $    (3,553)
                                        ===========  ===========     ===========     ===========     ===========   ===========

  EBITDA(1)                             $    21,036  $    19,918     $    19,149     $    21,302     $     8,091   $     6,124
                                        ===========  ===========     ===========     ===========     ===========   ===========

  Adjusted EBITDA                       $    21,036  $    17,719(3)  $    14,819(4)  $    14,439(5)  $     8,091   $     6,124
                                        ===========  ===========     ===========     ===========     ===========   ===========

  Other data:
  Ending units in service                 2,559,353    2,387,444       2,280,655       2,105,282       1,864,560     1,613,704
  ARPU(2)                               $      7.97  $      7.94     $      8.37     $      7.94     $      7.30   $      7.49

----------

(1) Earnings (loss) before interest, taxes, depreciation and amortization, amortization of stock compensation, and restructuring charges.

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

(5) Excluding reductions in technical expense associated with the Telecommunications Act and certain other one-time items, EBITDA would have been $14.4 million for the quarter.

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

         As of March 31, 2001, the Company had approximately $5.7 million in cash and cash equivalents. The Company does not have sufficient funds available to fund operations, cash interest payments and capital expenditures for 2001. Thus, the Company expects to file Chapter 11 bankruptcy in the near future and is in the process of negotiating a proposed $25 million debtor-in-possession facility with its lenders. Under the proposed terms, $15 million of financing would be available during the first 90 days after a Chapter 11 filing, and the remaining $10 million would be available if the lenders were satisfied with the Company's proposed plan of reorganization and budget. The Company has also received a proposal from certain of its noteholders to provide post bankruptcy petition financing. The Company is continuing to discuss both proposals with such lenders and noteholders. Availability of funds under either proposal would be subject to the execution of definitive agreements, approval of the bankruptcy court, and continued compliance with financial and other covenants. The Company's current forecasted funding requirement to the end of the year is $25 million, assuming that the Company does not pay interest on its outstanding high yield notes. There can be no assurance that the funding necessary to satisfy the Company's cash requirements will become available on a timely basis. The Company expects to file Chapter 11 bankruptcy in the near future.

         Capital expenditures (including capital leases) were $8.9 million for the three months ended March 31, 2000 and $9.0 million for the three months ended March 31, 2001. In September 2000, the Company signed a Volume

Purchase Agreement with Glenayre in which the Company committed to purchase or license $20.8 million of network infrastructure equipment and software through December 31, 2001. As of March 31, 2001, the Company had purchased $9.5 million under this agreement.

         The Company's net cash provided by operating activities for the three months ended March 31, 2000 was $8.7 million compared to $22.4 million used by operations for the three months ended March 31, 2001. The period to period difference was due largely to the cash interest payment of $15.5 million on the 15% Notes and an increase of $11.1 million in accounts receivable in the first quarter of 2001. Net cash used in investing activities was $6.4 million and $9.3 million for the three months ended March 31, 2000 and 2001, respectively, and were primarily for capital expenditures. Net cash provided by financing activities was $7.9 million, and $30.3 million for the three months ended March 31, 2000 and 2001, respectively. Cash provided by financing activities in 2000 resulted primarily from $7.7 million of proceeds from the issuance of common stock under the Company's stock option plans. Cash provided by financing activities for the three months ended March 31, 2001 resulted primarily from $25.1 million in borrowings under the Amended Credit Facility and $5.7 million from borrowings under the vendor financing arrangement.

         The 11 1/4% Notes, which are unsecured senior subordinated obligations of the Company, mature in 2008 and were issued at a substantial discount from their principal amount at maturity. In March 2000, the Company issued 3.8 million shares of its class A common stock in exchange for $84.5 million accreted value ($115.9 million maturity value) of the 11 1/4% Notes. The accretion of original issue discount on the 11 1/4% Notes will cause an increase in indebtedness, after the exchange transaction, from March 31, 2001 to February 1, 2003 of $57.4 million. From and after August 1, 2003, interest on the 11 1/4% Notes will be payable semiannually, in cash.

         The 15% Notes, which are unsecured senior obligations of the Company, mature in 2005 and were issued at a substantial discount from their principal amount at maturity. The 15% Notes were fully accreted by February 1, 2000. From and after August 1, 2000, interest on the 15% Notes is payable semiannually, in cash.

         On March 23, 2001, Motorola placed the Company on shipping hold and ceased shipping devices to the Company. Motorola has represented to the Company that it will resume shipment upon meeting certain conditions after the Company files for Chapter 11 bankruptcy. In addition, the Company has recently renegotiated its payment terms with PerComm, Inc., one of the Company's providers of one-way subscriber devices, and PerComm has agreed that it will only ship devices to the Company on a C.O.D. basis. The success of the Company's business plan is dependent on its ability to purchase subscriber devices in adequate quantities to meet its customers' demands. The Company's inability to fulfill customers' orders based on shipment delays or the unavailability of devices would materially adversely impact the Company's projected units in service for the remainder of 2001, its business and results of operations.

         In March 1997, the Company entered into a vendor financing arrangement with an infrastructure vendor (the "Vendor Financing Arrangement"), providing for the financing of infrastructure and other equipment over a period of 60 months from the date of initial drawdown. In September 2000, the maximum aggregate amount available was amended from $30 million to $10 million and is secured by the equipment purchased. The interest rate applicable to such financing is equal to the sum of 7% and the London interbank offered rate ("LIBOR") as published in The Wall Street Journal for three-month maturities or the sum of 4.25% and the U.S. prime rate of interest as published in The Wall Street Journal. During the quarter ending March 31, 2001, the Company borrowed an additional $5.7 million, for a total outstanding of $9.0 million after principal repayments of $0.7 million. Total availablity under the Vendor Financing Arrangement at March 31, 2001, was $0.5 million. The weighted average interest rate for borrowings outstanding during the three months ended March 31, 2001 was 13.75%.

         In the first quarter of 2001, the Company borrowed an additional $25.1 million to pay the interest due on the 15% Notes and support general operations. In December 2000, the Company amended its credit facility to provide borrowings up to $80 million with an additional $20 million upon further approval of the banks. As of March 31, 2001, $78.5 million was outstanding in the form of term loans and $1.5 million in two letters of credit as security for the capital leases of computer equipment. As of March 31, 2001, the Company had no monies available under the Amended Credit Facility without the banks' prior approval. The Amended Credit Facility bears interest at the United States prime rate plus 3.50% or at LIBOR plus 4.50%. The weighted average interest rate on the amounts borrowed for the period from January 1, 2001 to March 31, 2001 was 10.35%. The commitment to lend additional amounts under the Amended Credit Facility expires December 31, 2001 with the payment due date of December 31, 2003.

         As of March 31, 2001, the Company's indebtedness was $258.7 million under the 11 1/4% Notes, $207.3 million under the 15% Notes, $78.5 million under the Amended Credit Facility, $9.0 million under the Vendor Financing Arrangement and $3.5 million under capital lease obligations.

         The indenture under which the 15% Notes and the 11 1/4% Notes were issued, the Vendor Financing Arrangement and the Amended Credit Facility contain certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets, enter into leases and engage in mergers and consolidations, and the Amended Credit Facility requires the Company to maintain certain operating and financial performance measures and limits the ability of the Company to make capital expenditures.

         In 2000 and the first three months of 2001, the Company's revenues and operating cash flows declined and, in conjunction with the history of operating and net losses, have severely impacted the Company's financial condition and liquidity. The Company anticipates these conditions will continue throughout 2001 and it is unlikely that the Company will maintain compliance with its debt covenants in 2001. Additionally, as of March 31, 2001, the Company has no borrowing availability under the Amended Credit Facility, as defined below. Based on these factors the Company does not believe it can obtain any new debt or equity financing other than post bankruptcy petition financing. As a result of the probable violation of debt covenants in 2001, the Company classified the outstanding debt on its 11 1/4% Notes, 15% Notes, the Vendor Financing Arrangement and the Amended Credit Facility as current liabilities as of March 31, 2001. Although there are no scheduled maturities of these obligations in 2001, the Company has classified these obligations as current because the Company does not project compliance with existing covenants throughout 2001.

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

         The Amended Credit Facility bears interest at the U.S. prime rate plus 3.50% or at LIBOR plus 4.50%. Therefore, the Amended Credit Facility is subject to short-term interest rate risk. At March 31, 2001, the balance outstanding under the Amended Credit Facility was $78.5 million. Consequently, a 100 basis point increase in the U.S. prime rate or LIBOR would result in a $785,000 increase in interest expense over a twelve month period.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

         On March 20, 2001, the Company was served with a lawsuit against RadioShack Corporation and WebLink Wireless, Inc. (the "Rebate Lawsuit") in the Missouri Circuit Court, 22nd Judicial Circuit in St. Louis, Missouri. The lawsuit seeks class action status on behalf of all persons in the United States who (i) purchased a Motorola LS-550, LS-750 Wordline pager or an E-Pager One-Line receiver at RadioShack from November 18, 1999, through December 31, 1999; (ii) signed up for a particular type of paging services; (iii) applied for the $30.00 rebate offered, and (iv) who have suffered economic loss or damage as a result of the Company's denial of the rebate requested or Company's alleged failure to timely pay rebates on the purchases. On May 21, 2001, the Company settled this action on terms that were immaterial to the Company.

         In March and April of 2001, the Company was served with five lawsuits against it and John D. Beletic seeking to recover an unspecified amount of monetary damages allegedly caused by the Company's alleged fraudulent scheme to artificially inflate the price of the Company's common stock through a series of alleged false and misleading statements to the market and alleged material omissions in violation of federal and state securities laws. Four of the lawsuits are filed in the U.S. District Court for the Northern District of Texas and seek class action status on behalf of persons who purchased the Company's common stock on the open market during the period from December 29, 2000, through February 20, 2001. The fifth lawsuit is filed in the Dallas County Court at Law on behalf of a single stockholder that purchased the Company's common stock on the open market during the same time period. No discovery has yet occurred, and the Company believes the lawsuits have no merit and intends to vigorously defend itself.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

         The exhibits listed on the accompanying index to exhibits are filed as part of this quarterly report.

         (b) Reports on Form 8-K:

         The following reports on Form 8-K were filed by WebLink Wireless, Inc. during the quarter ended March 31, 2001:

                  Current report on Form 8-K dated February 21, 2001, disclosing under Item 5 "Other Events", the issuance of the Company's February 20, 2001 press release.

                  Current report on Form 8-K dated February 23, 2001, disclosing under Item 5 "Other Events", the February 21, 2001 conference call transcript.

                  Current report on Form 8-K dated March 19, 2001, disclosing under Item 5 "Other Events", the issuance of the Company's March 16, 2001 press release.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                              WEBLINK WIRELESS, INC.




MAY 21, 2001                  BY:  /S/JOHN D. BELETIC
                                   ---------------------
                              JOHN D. BELETIC
                              CHAIRMAN AND CHIEF EXECUTIVE OFFICER





MAY 21, 2001                  BY:  /S/JOHN R. HAUGE
                                   ---------------------
                              JOHN R. HAUGE
                              VICE PRESIDENT, FINANCE
                              CHIEF FINANCIAL OFFICER AND TREASURER
                              (PRINCIPAL FINANCIAL AND CHIEF ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------
11.1*             Statement regarding computation of per share earnings (loss)
                  for the three months ended March 31, 2001


11.2* Statement regarding computation of per share earnings (loss) for the three months ended March 31, 2000


12.1*             Computation of ratio of earnings to fixed charges




* Filed herewith