Form 10-Q
period 2001-06-30
WEBLINK WIRELESS INC
filed 2001-08-20
CIK 947268

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM           TO

                           COMMISSION FILE NO. 0-28196

                             WEBLINK WIRELESS, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE
                --------                                 75-2575229
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

       3333 LEE PARKWAY, SUITE 100
              DALLAS, TEXAS
       ---------------------------                         75219
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


         YES    X                                   NO
             -------                                   -------


As of August 13, 2001, there were 42,568,859, 3,809,363, and 131,250 shares of the registrant's class A, class B and class D common stock outstanding, respectively. There were no shares of the registrant's class C common stock outstanding at August 13, 2001.


================================================================================

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                                            PAGE
                                                                                                          ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 2000
              and June 30, 2001..............................................................................3

         Condensed Consolidated Statements of Operations for the Three and Six
              Months Ended June 30, 2000 and 2001............................................................4

         Condensed Consolidated Statements of Cash Flows for the Six
              Months Ended June 30, 2000 and 2001............................................................5

         Notes to Condensed Consolidated Financial Statements................................................6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................................................12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................................21


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................22

Item 2.  Changes in Securities and Use of Proceeds..........................................................22

Item 3.  Defaults Upon Senior Securities....................................................................22

Item 4.  Submission of Matters to a Vote of Security Holders................................................22

Item 5.  Other Information..................................................................................22

Item 6.  Exhibits and Reports on Form 8-K...................................................................22

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                       December 31,        June 30,
                                                                           2000              2001
                                                                       ------------      ------------
ASSETS                                                                                   (Unaudited)
Current assets:
     Cash and cash equivalents                                         $      7,097      $      6,098
     Accounts receivable, net                                                30,457            27,551
     Inventories                                                             13,828             5,842
     Product sold subject to right of return                                  4,742             3,022
     Other current assets, net                                                7,407             8,474
                                                                       ------------      ------------
          Total current assets                                               63,531            50,987

Property and equipment, net                                                 223,200           196,690

Narrowband licenses, net                                                    125,901           124,238

Other assets                                                                 28,843            27,201
                                                                       ------------      ------------
          Total assets                                                 $    441,475      $    399,116
                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Accounts payable                                                  $     27,403      $      4,052
     Liabilities subject to compromise                                           --           506,308
     Deferred revenue                                                        41,550            32,263
     Current maturities of long-term debt                                   514,326            88,360
     Other current liabilities                                               43,283            22,824
                                                                       ------------      ------------
          Total current liabilities                                         626,562           653,807

Long-term debt                                                                5,356             2,030

Other long-term liabilities                                                  12,641            14,821

Commitments and contingencies

Stockholders' (deficit) equity:
     Common stock, $.0001 par value per share, 75,000,000
       shares authorized 46,509,472 issued and  outstanding
       at December 31, 2000 and June 30, 2001                                     5                 5
     Additional paid-in capital                                             349,779           349,790
     Accumulated deficit                                                   (535,559)         (608,456)
     Stock subscriptions receivable                                            (244)              (82)
     Deferred compensation                                                  (17,065)          (12,799)
                                                                       ------------      ------------
          Total stockholders' (deficit) equity                             (203,084)         (271,542)
                                                                       ------------      ------------
          Total liabilities and stockholders' (deficit) equity         $    441,475      $    399,116
                                                                       ============      ============


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


                                                               Three Months Ended June 30,    Six Months Ended June 30,
                                                               ---------------------------    -------------------------
                                                                   2000           2001           2000           2001
                                                                ----------     ----------     ----------     ----------

Revenues:
    Recurring revenues                                          $   63,578     $   53,560     $  126,518     $  109,040
    Network revenues                                                 2,253            781          2,907          1,644
    Equipment revenues                                              14,169          4,977         26,678         12,041
                                                                ----------     ----------     ----------     ----------
          Total revenues                                            80,000         59,318        156,103        122,725

Cost of equipment sold                                              18,569          6,329         32,577         16,379
                                                                ----------     ----------     ----------     ----------

                                                                    61,431         52,989        123,526        106,346

Operating expenses:
    Technical                                                       17,061         19,168         33,792         38,708
    General and administrative                                      19,582         22,730         39,337         45,895
    Selling                                                         12,701          6,946         25,173         16,459
    Restructuring charges                                               --          2,529             --          2,849
    Depreciation and amortization                                   19,831         20,374         39,329         40,614
    Amortization of stock compensation                               2,132          2,133          4,266          4,266
                                                                ----------     ----------     ----------     ----------
          Total operating expenses                                  71,307         73,880        141,897        148,791
                                                                ----------     ----------     ----------     ----------

          Operating income (loss)                                   (9,876)       (20,891)       (18,371)       (42,445)

Other (income) expense:
    Interest expense (contractual interest $17,853 and              15,709         11,476         32,893         29,094
      $35,471 for the three and six months ended
      June 30, 2001, respectively)
    Interest income                                                   (475)           (98)          (897)          (202)
    Gain on sale of Canadian affiliate                                  --             --         (3,331)            --
    Other                                                              206            135            520            389
                                                                ----------     ----------     ----------     ----------
          Total other (income) expense                              15,440         11,513         29,185         29,281
                                                                ----------     ----------     ----------     ----------

Loss before extraordinary item, accounting change and
    bankruptcy reorganization items                                (25,316)       (32,404)       (47,556)       (71,726)
Extraordinary item:
    Gain from early extinguishment of debt                              --             --          2,322             --
Cumulative effect of accounting change                                  --             --           (149)            --
Bankruptcy reorganization items                                         --         (1,171)            --         (1,171)
                                                                ----------     ----------     ----------     ----------
Net loss                                                        $  (25,316)    $  (33,575)    $  (45,383)    $  (72,897)
                                                                ==========     ==========     ==========     ==========

Net loss per share:
    (basic and diluted)
    Loss before extraordinary item, accounting change and
         bankruptcy reorganization items                        $    (0.55)    $    (0.69)    $    (1.06)    $    (1.54)
    Extraordinary gain                                                  --             --           0.05             --
    Cumulative effect of accounting change                              --             --          (0.01)            --
    Bankruptcy reorganization items                                     --          (0.03)            --          (0.03)
                                                                ----------     ----------     ----------     ----------
    Net loss                                                    $    (0.55)    $    (0.72)    $    (1.02)    $    (1.57)
                                                                ==========     ==========     ==========     ==========

Weighted average number
  of shares outstanding
    (basic and diluted)                                             46,389         46,509         44,557         46,509
                                                                ==========     ==========     ==========     ==========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                                              Six Months Ended June 30,
                                                                                             --------------------------
                                                                                                2000            2001
                                                                                             ----------      ----------

Cash flows from operating activities:
    Net loss                                                                                 $  (45,383)     $  (72,897)
    Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
         Extraordinary gain                                                                      (2,322)             --
         Accounting change                                                                          149              --
         Gain on sale of short term investments                                                      --            (112)
         Depreciation and amortization                                                           39,329          40,614
         Amortization of stock compensation                                                       4,266           4,266
         Forgiveness of stock subscription receivable                                                --             162
         Provision for bad debts                                                                  2,473           8,654
         Loss on sale of property and equipment                                                     234             234
         Gain on sale of Canadian affiliate                                                      (3,331)             --
         Accretion of discount on senior discount notes                                          16,567          11,165
         Amortization of deferred debt issuance costs                                             1,017             958
         Utilization of Canadian roaming credits                                                    338             320
    Changes in certain assets and liabilities:
          Increase in accounts receivable                                                        (1,447)         (5,748)
          (Increase) decrease in inventories                                                       (635)          7,986
          Decrease in product sold subject to right of return                                        --           1,720
          (Increase) decrease in other current assets                                               786          (1,387)
          Increase in other assets                                                               (4,712)           (542)
          Increase in accounts payable                                                            3,395             900
          Decrease in deferred revenue                                                          (15,998)         (9,287)
          Increase (decrease) in other current liabilities                                       11,011          (8,630)
          Increase in other long-term liabilities                                                 3,647           2,180
                                                                                             ----------      ----------
             Net cash provided by (used in) operating activities                                  9,384         (19,444)
                                                                                             ----------      ----------

Cash flows from investing activities:
    Purchases of property and equipment                                                         (21,208)        (11,301)
    Proceeds from the sale of property and equipment                                                 44              61
    Proceeds from the sale of Canadian affiliate                                                  2,560              --
    Proceeds from the sale of short-term investments                                                 --             172
    Other                                                                                           (19)            (21)
                                                                                             ----------      ----------
             Net cash used in investing activities                                              (18,623)        (11,089)
                                                                                             ----------      ----------

Cash flows from financing activities:
    Proceeds from issuance of common stock under
       the stock option plan                                                                      7,900              --
    Payments of stock subscriptions receivable                                                      221              --
    Borrowings under the Credit Facility                                                             --          25,101
    Borrowings on the vendor financing arrangement                                                   --           5,747
    Payments on the vendor financing arrangement & capital leases                                    --          (1,314)
                                                                                             ----------      ----------
             Net cash provided by financing activities                                            8,121          29,534
                                                                                             ----------      ----------

Net increase (decrease) in cash and cash equivalents                                             (1,118)           (999)

Cash and cash equivalents, beginning of period                                                   10,440           7,097

                                                                                             ----------      ----------
Cash and cash equivalents, end of period                                                     $    9,322      $    6,098
                                                                                             ==========      ==========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                                             $    1,795      $   19,465
        Taxes                                                                                        --              --

Supplemental schedule of noncash investing and financing activities:
    Purchase of property through capital leases                                              $       --      $      177
    Issuance of Warrants to Strategic Alliance Partner                                               --              11
    Common stock issued in exchange for 11 1/4% Senior Subordinated
        Discount Exchange Notes                                                                  81,005              --
    Write-off of deferred debt issuance costs-11 1/4% Notes- net amount                           1,148              --
    Early extinguishment of 11 1/4% Senior Subordinated Discount Exchange Notes,
        at accreted value                                                                        84,475              --
    Equity conversion related to unconsolidated subsidiary                                        3,482              --
    Phantom stock awards                                                                         25,598              --
    Investment received from the demutualization of MetLife                                          --             174


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 2001

                                   (UNAUDITED)


1.   GENERAL

ORGANIZATION

     The predecessor corporation of WebLink Wireless, Inc. ("WebLink") was incorporated as a Delaware corporation on May 8, 1989, to provide wireless messaging products and services, under the name PageMart, Inc. ("PageMart"). In January 1995, PageMart effected a corporate reorganization pursuant to which PageMart Nationwide, Inc., a Delaware corporation, became the holding company parent of PageMart. In December 1995, the name of PageMart Nationwide, Inc. was changed to PageMart Wireless, Inc. ("Wireless"). On January 28, 1998, PageMart was merged into Wireless with Wireless as the surviving corporation. On December 1, 1999, the name of Wireless was changed to WebLink Wireless, Inc. WebLink and its subsidiaries are referred to herein as the "Company." The consolidated financial statements of the Company include the accounts of PageMart PCS, Inc., PageMart II, Inc., PageMart Operations, Inc., PageMart International, Inc. and certain other direct and indirect subsidiaries of WebLink. Each of these companies is a wholly-owned subsidiary of WebLink. PageMart PCS, Inc. holds certain narrowband personal communications services licenses. PageMart II, Inc. and PageMart Operations, Inc. holds certain Federal Communications Commission ("FCC") licenses. Other than these licenses, the subsidiaries of WebLink have no significant assets or liabilities.

CHAPTER 11 FILING

     On May 23, 2001 (the "Petition Date"), WebLink and its subsidiaries, PageMart PCS, Inc. and PageMart II, Inc., filed voluntary petitions for relief under Chapter 11 ("Chapter 11"), title 11 of the United States Code, U.S.C. Sections 101-1330, as amended (the "Bankruptcy Code"), with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court"). The Chapter 11 cases are being jointly administered for procedural purposes only before the Bankruptcy Court under Case No. 01-34275-SAF-11. Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, WebLink, as debtor-in-possession, has continued to manage and operate its assets and businesses pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court. Because WebLink is currently operating as debtor-in-possession under the Bankruptcy Code, the existing directors and officers of WebLink continue to govern and manage the operations of the Company, subject to the supervision and orders of the Bankruptcy Court.

     As part of the Chapter 11 case, the Company routinely files pleadings, documents and reports with the Bankruptcy Court which may contain updated, additional or more detailed information about the Company, its assets, liabilities or financial performance than is contained in this report. Copies of the filings in the Company's Chapter 11 case are available during regular business hours at the office of the Clerk of the Bankruptcy Court, United States Bankruptcy Court for the Northern District of Texas, Dallas Division.

REORGANIZATION PLAN PROCEDURES

     The Company expects to reorganize its affairs under the protection of Chapter 11, and management expects to file a plan of reorganization which contemplates emergence from bankruptcy by December 2001. A plan of reorganization sets forth the means by which claims against the Company, including the liabilities subject to compromise, can be satisfied. The consummation of a plan of reorganization is the principal objective of the Company's Chapter 11 case. See further discussion under "Debtor-in-Possession Financing" below. However, there can be no assurance that the requisite approvals of a plan of reorganization proposed by the Company will be obtained or that such a plan will be confirmed by the Bankruptcy Court, or, if confirmed, that such plan will be consummated.

     As provided by the Bankruptcy Code, the Company initially has the exclusive right to propose a plan of reorganization for 120 days following the Petition Date. The Company expects to ask the Bankruptcy Court to extend this period of exclusivity. If the Company fails to file a plan of reorganization during such period or any extension thereof, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 case may be permitted to propose their own plan(s) of reorganization for the Company.

     On July 17, 2001, the Bankruptcy Court approved $15 million of debtor-in-possession ("DIP") financing. The financing will be provided by the two principal lenders on the Company's outstanding credit facility. The DIP financing is secured by a superpriority lien on substantially all of the Company's assets, matures on December 31, 2001, and is conditioned on compliance with financial and other covenants.

     In conjunction with the order approving the DIP financing, the Bankruptcy Court also issued an agreed scheduling order providing that the Company will, as planned, take steps to proactively seek a standalone transaction with new financing, a merger, or a sale transaction upon which the Company expects to base a plan for emergence from Chapter 11. The DIP financing is secured by a superpriority lien on substantially all of WebLink's assets and the lenders have a superpriority administrative expense claim against the Company. The DIP financing contains restrictive covenants including, among other things, the maintenance of minimum Consolidated EBITDA (as defined therein), minimum Wireless Data subscriber levels, and limitations on capital expenditures (a maximum of $27 million from April 1, 2001 to December 31, 2001). In conjunction with the order approving the DIP financing, the Bankruptcy Court also issued an agreed scheduling order providing that the Company will, as planned, take steps to proactively seek a standalone transaction with new financing or a merger or sales transaction upon which the Company expects to base a plan for emergence from Chapter 11. Borrowings under the DIP financing are also conditional upon the Company's compliance with the scheduling order. The DIP financing bears interest at the bank's prime rate plus 3.0% or at the London interbank offered rate ("LIBOR") plus 4.0%.

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the ordinary course of business, are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X, and are in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," ("SOP 90-7"). The interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2000. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     As a result of the Chapter 11 case and circumstances relating to this event, including WebLink's debt structure, default on all pre-petition debt, negative cash flows, recurring losses, as well as current economic conditions, raise substantial doubt about the Company's ability to continue as a going concern. The realization of assets and liquidation of liabilities are subject to significant uncertainty. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result in the event that the Company is unable to continue as a going concern. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization.

     The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with terms of the DIP financing and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

LIABILITIES SUBJECT TO COMPROMISE

     In the Chapter 11 case, substantially all unsecured liabilities as of the Petition Date, are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required approval by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 case have been segregated and classified in the consolidated balance sheet as liabilities subject to compromise under reorganization proceedings. Generally, all actions to enforce or otherwise require repayment of pre-petition liabilities are stayed while the Company continues its business operations as debtor-in-possession. The ultimate amount of and settlement terms for the pre-petition liabilities subject to compromise are subject to an approved plan of reorganization and may differ from such amounts as reflected in the Company's accounting records and accordingly are not presently determinable.

     Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other pre-petition executory contracts, subject to Bankruptcy Court approval. Claims for damages resulting from the rejection of real estate leases and other executory contracts are subject to separate bar dates. On August 1, 2001, the Company received approval by the Bankruptcy Court of all assumed and rejected real estate leases.

     The principal categories of obligations classified as liabilities subject to compromise to unrelated parties under the Chapter 11 case are identified below. The amounts below may vary significantly from the amounts stated in the proofs of claim, that will be filed with the Bankruptcy Court and may be subject to future adjustment depending on the Bankruptcy Court action.

         15% Senior Discount Exchange Notes due 2005                            $  207,270
         11 1/4% Senior Subordinated Discount Exchange Notes due 2008              262,898
         Trade accounts payable                                                     24,251
         Other current liabilities                                                  11,889
                                                                                ----------
                                                                                $  506,308
                                                                                ==========

     As a result of the Chapter 11 filing, no principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest expense on pre-petition unsecured obligations has not been accrued after the Petition Date, namely $3.3 million related to its 15% Senior Discount Exchange Notes due 2005 and $3.0 million on the 11 1/4% Senior Subordinated Discount Exchange Notes due 2008.

BANKRUPTCY REORGANIZATION ITEMS

     Pursuant to SOP 90-7, revenues and expenses, realized gains and losses, and provisions of losses resulting from the reorganization of the business are reported on the condensed consolidated statements of operations separately as bankruptcy reorganization items. The total amount recorded as bankruptcy reorganization items for the three and six months ended June 30, 2001 was $1.2 million. Professional fees are expensed as incurred. Interest expense is reported only to the extent that it will be paid upon emergence from bankruptcy or that it is probable that it will be an allowed claim. See discussion under "Liabilities Subject to Compromise".

     Bankruptcy reorganization items for the three and six months ended June 30, 2001, consisted of professional fees and interest earned on accumulated cash resulting from Chapter 11 proceedings of $1.3 million and $73,000, respectively.

     Operating cash receipts and payments resulting from bankruptcy reorganization items for the six months ended June 30, 2001, consisted of cash paid for professional fees of $1.1 million and cash provided by interest income of $73,000.

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

3.   REVENUE RECOGNITION

NETWORK REVENUES AND NON-RECURRING ENGINEERING FEE

     The Company has entered into strategic alliance agreements with Arch Wireless, Inc. ("Arch"), Metrocall Inc. ("Metrocall") and Verizon Messaging ("Verizon"). The agreements are organized into two phases. During the first phase, Arch, Metrocall and Verizon may each market their switch-based wireless data services utilizing the Company's wireless data network. Metrocall and Verizon are actively marketing such services. In 2000, Arch acquired Paging Network, Inc. and its wireless data network. To date, Arch has not substantially utilized the Company's wireless data network. During the second phase, the agreements provide that Arch, Metrocall and Verizon will install their own networks leveraging the Company's infrastructure and sites. Under these agreements, the companies share certain capital and operating expenses, which will significantly lower costs for those companies. As of June 30, 2001, only Verizon had elected to enter into the second phase of its agreement. As part of the agreements, the companies have agreed to pay a non-recurring engineering fee ("NRE"), which represents access to WebLink's technology for constructing a two-way wireless data network. This fee will be recognized by the Company on a straight-line basis as network revenues over the period from the election date for the second phase to the end of the contract. As part of the Verizon agreement, the Company pays Verizon an NRE for the use of some of its sites, which is recognized on a straight-line basis over a similar period as technical expense.

     Network revenues are comprised of: (1) NRE fees, (2) construction revenues related to the installation of transmitting and receiving equipment and (3) non-airtime service revenues.

SAB 101 - MULTIPLE-ELEMENT ARRANGEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which was adopted during the fourth quarter of 2000, effective January 1, 2000. SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. The adoption of SAB 101 resulted in a $149,000 charge in 2000, which was reported as a cumulative effect of a change in accounting principle. Under the provisions for SAB 101 relating to multiple-element revenue arrangements, the Company is required to bundle the equipment revenue and airtime revenue associated with wireless data devices for the following strategic business units in the Wireless Data
Division: Field Sales, National Accounts, Reseller and Carrier Services. The Company recognizes the revenue and related cost of sales over the expected customer relationship, which the Company estimates is three years. Sales of one-way devices in the Traditional Paging Division are not bundled. See discussion of "Revenue Recognition - Equipment Revenue", below.

     As a result of the adoption of SAB 101, the Company is deferring the recognition of equipment revenue and the related cost of sales, to the extent of the revenue, over the three year expected life of a subscriber. Any cost of equipment in excess of revenues from the sale of equipment is recognized at the time of sale and is not deferred. The deferred revenue is recorded as other long-term liabilities and has a balance of $14.8 million at June 30, 2001. The deferred cost of sales is recorded as other assets and has a balance at June 30, 2001 of $14.1 million.

     Prior to implementing SAB 101, the Company recognized revenue and cost of sales for equipment upon the sale of the device by the retailer.

SALES INCENTIVES AND REBATES

     During the third quarter of 2000, the Company initiated its national retail sales efforts for the new Motorola Talkabout T900 product. This sales program includes certain sales incentives paid to specified retailers when the product is sold by the retailer. These sales incentives, which result in a loss on the product, are recorded as a reduction to equipment revenue in the period the products are shipped to retailers, consistent with the EITF 00-14. However, due to the newness of this product and the nature of the arrangements with retailers, the Company is not recognizing revenue on these units until the retailers sell them to consumers. Hence, equipment revenue received from the retailer is recorded as deferred revenue until the device is sold to the consumer. Likewise, product sold subject to the right of return by the retailer is recorded as an asset until sold to the consumer. The Company recorded an asset of $3.0 million for units held in retailers' inventory at June 30, 2001. All consumer rebates are recorded upon activation by the customer as a liability based on the Company's estimated redemption rate. The liability is recognized as a reduction of airtime revenue over the service period commitment.

EQUIPMENT REVENUE

     The Company's Traditional Paging Division recognizes equipment revenue upon the shipment of subscriber devices adjusted by allowances for normal returns. Recurring revenues, including revenue from airtime charges and fees for other services such as voice mail, customized coverage options and toll-free numbers, are recognized in the month in which the service is provided. All expenses related to the sale of equipment are recognized at the time of sale. See additional discussion under "Sales Incentives and Rebates".

DEFERRED REVENUE

     Deferred revenue relates to airtime services and represents advance billings for services not yet performed. Such revenue is deferred and recognized in the month in which the service is provided.

4.   RESTRUCTURING

     In the first quarter of 2001, the Company closed seventeen field sales offices and one of the associated support centers and reduced its workforce by approximately 7% as part of a restructuring of its business. The Company incurred $0.3 million in restructuring charges related to employee termination costs.

     In the second quarter of 2001, the Company closed additional offices and reduced its workforce by approximately 15% as part of the Company's plan to reduce expenses and cash requirements and maximize near term earnings before interest, taxes, depreciation and amortization, amortization of stock compensation and restructuring/ reorganization charges ("EBITDA"). The Company incurred $2.5 million in restructuring charges in the second quarter.

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

                                              JUNE 30, 2000    JUNE 30, 2001
                                              -------------    -------------
         Stock Options ...................        6,783,636        6,959,483
         Phantom Stock ...................        1,075,000        1,075,000
         Warrants ........................          637,308        1,134,088
                                               ------------     ------------
                                                  8,495,944        9,168,571
                                               ============     ============

6.   COMMITMENTS AND CONTINGENCIES

     In March and April of 2001, the Company was served with five lawsuits against it and John D. Beletic, its chairman, seeking to recover an unspecified amount of monetary damages allegedly caused by the Company's alleged fraudulent scheme to artificially inflate the price of the Company's common stock through a series of alleged false and misleading statements to the market and alleged material omissions in violation of federal and state securities laws. Four of the lawsuits are filed in the U.S. District Court for the Northern District of Texas and seek class action status on behalf of persons who purchased the Company's common stock on the open market during the period from December 29, 2000, through February 20, 2001. The fifth lawsuit is filed in the Dallas County Court at Law on behalf of a single stockholder that purchased the Company's common stock on the open market during the same time period. No discovery has yet occurred, and the Company believes the lawsuits have no merit. During the pendancy of the Chapter 11 case, plaintiffs are stayed under Section 362 of the Bankruptcy Code from pursuing the claims in the lawsuits.

     On September 29, 2000, the Company entered into a volume purchase agreement with Glenayre Electronics, Inc. (the "Volume Purchase Agreement") for the purchase or license of $20.8 million in wireless network infrastructure equipment and software through December 31, 2001. This equipment and software will allow the Company to expand its wireless data network capacity and increase speeds in the system enabling the Company to serve a larger subscriber base. As of June 30, 2001, the Company had purchased $9.5 million under this agreement.

7.   COMPREHENSIVE INCOME (LOSS)

     In January 1998, the Company adopted the Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components within the financial statements. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income components are immaterial for the three and six months ended June 30, 2000 and 2001 and, therefore, comprehensive income (loss) is the same as net income (loss) for both periods.

8.   RELATED-PARTY TRANSACTIONS

     The Company engaged an affiliate as a financial advisor in connection with the negotiations of a possible merger with Metrocall and paid such affiliate $30,000. The affiliate also received fees in connection with negotiating and finalizing of the DIP financing of approximately $150,000.

     On January 3, 2000, the Company entered into an agreement with the chairman and chief executive officer providing that all obligations on his indebtedness to the Company totaling approximately $178,000, including $15,000 of accrued interest, would be forgiven on January 3, 2001 if he was employed by the Company on that date. That condition was met and the debt has been forgiven as of January 3, 2001.

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

     The Company has allocated proceeds from equity and debt between its Wireless Data and Traditional Paging Divisions. The methodology the Company follows results in the attribution of the proceeds of each offering based on the specific capital and operating requirements of each division. Free cash flow ("Free Cash Flow"), defined as EBITDA less capital expenditures, generated by a division is utilized to reduce its respective debt allocation. As of June 30, 2001, $152.1 million and $184.8 million of equity and $520.0 million and $40.6 million of debt have been allocated to the Wireless Data and Traditional Paging Divisions, respectively. For the three and six months ended June 30, 2001, interest expense of $16.2 million and $31.6 million was allocated to the Wireless Data Division and $1.7 million and $3.8 million was allocated to the Traditional Paging Division, respectively.

     Operating expenses are allocated to each segment based on management's estimate of the utilization of resources by each segment.

     The following table sets forth segment financial information related to the Company's various operations (in thousands):

                                                                             THREE MONTHS ENDED JUNE 30, 2000
                                                            -----------------------------------------------------------------
                                                              WIRELESS        TRADITIONAL
                                                                DATA             PAGING       INTERNATIONAL      CONSOLIDATED
                                                            ------------      ------------    -------------      ------------
          Revenues ....................................     $     10,430      $     69,518    $         52       $     80,000
          Operating (loss) income .....................          (18,351)            8,650            (175)            (9,876)
          Interest expense ............................           13,293             2,416              --             15,709
          Interest income .............................              283               192              --                475
          Net (loss) income ...........................          (31,415)            6,273            (174)           (25,316)
          Total assets ................................          312,409           130,219             391            443,019
          Capital expenditures ........................            8,478             3,807              --             12,285

                                                                             THREE MONTHS ENDED JUNE 30, 2001
                                                            -----------------------------------------------------------------
                                                              WIRELESS        TRADITIONAL
                                                                DATA             PAGING       INTERNATIONAL      CONSOLIDATED
                                                            ------------      ------------    -------------      ------------
     Revenues .........................................     $     23,372      $     35,931      $         15      $     59,318
     Operating loss ...................................          (12,692)           (7,601)             (598)          (20,891)
     Interest expense .................................           10,502               974                --            11,476
     Interest income ..................................               23                75                --                98
     Loss before bankruptcy reorganization items ......          (23,188)           (8,618)             (598)          (32,404)
     Total assets .....................................          298,708           100,408                --           399,116
     Capital expenditures .............................            1,807               637                --             2,444

                                                                             SIX MONTHS ENDED JUNE 30, 2000
                                                            -----------------------------------------------------------------
                                                              WIRELESS        TRADITIONAL
                                                                DATA             PAGING       INTERNATIONAL      CONSOLIDATED
                                                            ------------      ------------    -------------      ------------
     Revenues .........................................     $     16,140      $    139,825      $        138      $    156,103
     Operating (loss) income ..........................          (36,100)           18,062              (333)          (18,371)
     Interest expense .................................           27,572             5,321                --            32,893
     Interest income ..................................              561               336                --               897
     (Loss) income before extraordinary item
       and accounting change ..........................          (65,150)           18,104              (510)          (47,556)
     Total assets .....................................          312,409           130,219               391           443,019
     Capital expenditures .............................           14,568             6,640                --            21,208

                                                                             SIX MONTHS ENDED JUNE 30, 2001
                                                            -----------------------------------------------------------------
                                                              WIRELESS        TRADITIONAL
                                                                DATA             PAGING       INTERNATIONAL      CONSOLIDATED
                                                            ------------      ------------    -------------      ------------
     Revenues .........................................     $     45,566      $     77,133      $         26      $    122,725
     Operating loss ...................................          (30,531)          (11,154)             (760)          (42,445)
     Interest expense .................................           25,951             3,143                --            29,094
     Interest income ..................................              111                91                --               202
     Loss before bankruptcy reorganization items ......          (56,458)          (14,508)             (760)          (71,726)
     Total assets .....................................          298,708           100,408                --           399,116
     Capital expenditures including capital leases ....            9,453             2,025                --            11,478

10.  YAHOO! WARRANTS

YAHOO! AGREEMENT

     On April 16, 2001, the Company received from Yahoo!, Inc., notice of termination of the agreement between the Company and Yahoo!, Inc. because of the Company's announced intention to file a Chapter 11 bankruptcy petition and other alleged breaches of the agreement. Yahoo!, Inc. reserved all rights to which it may be entitled by law. Therefore, the $0.8 million intangible asset related to 200,000 of the warrants issued to Yahoo!, Inc. was expensed in the second quarter of 2001. In addition, the 300,000 remaining warrants vested and became exercisable on the Petition Date. In conjunction with the vesting of these additional warrants, the Company determined the fair value of the warrants on the vesting date and recognized $3,688 as cost of equipment sold and $7,335 as amortization as there were no future benefits associated with the warrants. The warrants were valued using the Black-Scholes pricing model.

11.  NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") issued two new pronouncements in June 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations", ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("SFAS 142"). SFAS 141 prescribes the accounting treatment and disclosures to all business combinations effective after June 2001. SFAS 142 defines the accounting treatment for all intangible assets, including goodwill, and provides methodology to be used to assess possible impairment of such intangibles. The adoption of SFAS 142 is required for fiscal years beginning after December 15, 2001 (fiscal year 2002 for the Company), except for acquisitions entered into after June 30, 2001. The Company is currently evaluating the potential impact of SFAS 142 on its financial position and results of operations.

12.      SUBSEQUENT EVENT

     On July 17, 2001, the Bankruptcy Court approved $15 million of DIP financing. The DIP financing will be provided by the two principal lenders on the Company's outstanding credit facility. The DIP financing is secured by a superpriority lien on substantially all of the Company's assets, matures on December 31, 2001, and is conditioned on compliance with financial and other covenants.

     In conjunction with the order approving the DIP financing, the Bankruptcy Court also issued an agreed scheduling order providing that the Company will, as planned, take steps to proactively seek a standalone transaction with new financing, a merger, or a sale transaction upon which the Company expects to base a plan for emergence from Chapter 11. The DIP financing is secured by a superpriority lien on substantially all of WebLink's assets and the lenders have a superpriority administrative expense claim against the Company. The DIP financing contains restrictive covenants including, among other things, the maintenance of minimum Consolidated EBITDA (as defined therein), minimum Wireless Data subscriber levels, and limitations on capital expenditures (a maximum of $27 million from April 1, 2001 to December 31, 2001). In conjunction with the order approving the DIP financing, the Bankruptcy Court also issued an agreed scheduling order providing that the Company will, as planned, take steps to proactively seek a standalone transaction with new financing or a merger or sales transaction upon which the Company expects to base a plan for emergence from Chapter 11. Borrowings under the DIP financing are also conditional upon the Company's compliance with the scheduling order. The DIP financing bears interest at the bank's prime rate plus 3.0% or at the LIBOR plus 4.0%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains statements that constitute forward-looking statements. In addition to statements that speak to a time in the future, the words "estimate," "project," "plan," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Readers are cautioned that such forward-looking statements involve risks and uncertainties, and are subject to change based on various important factors. The factors set forth in other filings with the Securities and Exchange Commission, as well as the following factors, could affect the Company's financial performance and could cause actual results to differ materially from those expressed in such forward-looking statements; the effect on the Company's business of operating while in Chapter 11 bankruptcy proceedings; the ability of the Company to continue operating as a going concern and successfully emerge from bankruptcy pursuant to a reorganization plan that provides for the Company to remain substantially intact; economic conditions and consumer confidence generally in the United States; the impact of technological change in the telecommunications industry; the future cost and availability of network infrastructure and subscriber devices; the impact of competition and pricing of wireless data and paging services; the timely market acceptance of new products and services such as two-way messaging; changes in regulation by the Federal Communications Commission ("FCC") and various state regulatory agencies; and potential technical problems relating to the Company's wireless data network.

     The following is a discussion of the results of operations and financial condition of the Company for the three and six months ended June 30, 2000 and 2001. This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report. Certain prior years' amounts have been reclassified to conform with the current year presentation.

CHAPTER 11 FILING

     On May 23, 2001 (the "Petition Date"), the Company filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code ("Chapter 11"), United States Code, U.S.C. Sections 101-1330 as amended (the "Bankruptcy Code") and is presently operating its business as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court"). See Note 1 of the "Notes to the Condensed Consolidated Financial Statements".

     Currently, there is no Company or creditor sponsored plan of reorganization. There can be no assurance that any plan of reorganization will be confirmed under the Bankruptcy Code. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek other alternatives for the Company. There can be no assurance that upon consummation of a plan of reorganization there will be improvement in the Company's financial condition or results of operations. The Company has incurred, and will continue to incur, professional fees and other cash demands typical in bankruptcy.

     The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Chapter 11 filing, related circumstances, and the losses from operations, raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. See "Liquidity and Capital Resources". As a result of the filing and related circumstances, however, such realization of assets and liquidation of liabilities are subject to significant uncertainty. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result in the event that the Company is unable to continue as a going concern. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization.

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

     EBITDA represents earnings (loss) before interest, taxes, depreciation and amortization, amortization of stock compensation and restructuring/reorganization charges. EBITDA is a financial measure commonly used in the Company's industry. EBITDA is not derived pursuant to generally accepted accounting principles ("GAAP"), and therefore should not be construed as an alternative to operating income, as an alternative to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. The calculation of EBITDA does not include commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company. The Company's definition of EBITDA may not be comparable to similarly titled measures used by other companies.

     The Company sells or leases wireless messaging end-user devices to subscribers, retailers and resellers. The Company earns recurring revenues from subscribers and resellers in the form of fixed periodic fees and incurs substantial operating expenses in offering its services, including technical, customer service, and general and administrative expenses.

     Since commencing operations in 1990, the Company has invested heavily in its wireless communications network and administrative infrastructure in order to establish nationwide coverage and centralized customer service call centers and administrative support functions. The Company incurs substantial fixed operating costs related to its wireless communications infrastructure, which is designed to serve a larger subscriber base than the Company currently serves in order to accommodate growth. In addition, the Company incurs costs associated with each new subscriber addition. The Company has sustained consolidated operating losses in each year of operations since inception. The Company sustained an aggregate $92.2 million operating loss from 1998 to 2000 and $20.9 million and $42.4 million operating losses for the three and six months ended June 30, 2001, respectively. The Wireless Data Division has generated operating losses each year beginning in 1995 and management expects this trend to continue throughout 2001 with $12.7 million and $30.5 million operating losses in the three and six months ended June 30, 2001. In the third quarter of 1997, the Company began generating operating profits in its Traditional Paging Division. In the fourth quarter of 2000, the Traditional Paging Division sustained a $1.5 million operating loss and, in the first and second quarters of 2001, this division sustained $7.6 million and $11.2 million operating losses, respectively, and management expects this trend to continue. The Company expects consolidated operating losses to continue.

     The Company's strategy is to expand its wireless data subscriber base and to increase profitability and cash flow through greater utilization of its nationwide wireless communications network. From the introduction of wireless data services in December 1998 to June 30, 2001, the number of wireless data units in service increased to 517,511. None of the Company's growth is attributable to acquisitions. The Company intends to achieve unit growth by promoting its wireless data services through its private brand strategic alliances with telecommunication companies, wireless data network alliances with companies such as Metrocall and Verizon, and national retail and reseller distribution channels.

     The Company sells and leases its subscriber units through the following distribution channels: (i) private brand strategic alliances and wireless data network alliances through its Carrier Services Strategic Business Unit ("SBU"),
(ii) third party local resellers through its Reseller SBU and (iii) national and regional retail stores through its National Retail SBU. At June 30, 2001, 45.5% of the Company's domestic units in service originated from the Carrier Services SBU, 20.5% from the Reseller SBU, 19.1% from the National Retail SBU and 14.9% from direct sales. In the third quarter of 1998, the Company announced the formation of its Wireless Control Systems (formerly Telemetry) SBU. This SBU began generating recurring revenues in the third quarter of 2000 with the sale of its first units in July 2000.

     On May 4, 2001, the Company announced a reduction of approximately 15% of its work force. The Company closed additional field sales offices and has largely withdrawn from field sales and national account direct sales. The Company will continue to support its existing customers but does not intend to significantly market directly to new corporate customers. The Company recorded total expenses associated with the reduction in force and office closings as restructuring charges of approximately $2.5 million in the second quarter. The Company has historically sold, rather than leased, most of the subscriber units used by its subscribers. As a result, the Company has had much less capital invested in subscriber units than many other paging carriers since it has recouped a substantial portion of subscriber unit costs upon sale to subscribers, retailers and resellers. This has resulted in significantly lower capital expenditures and depreciation expense than if the Company had leased units to its subscribers. While the Company's capital expenditures for subscriber units had been increasing as the result of the Company's increased leased units in wireless data services, the Company expects this trend to reverse itself since it is largely withdrawing from marketing to corporate accounts.

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

WIRELESS DATA DIVISION

     The Company's Wireless Data Division is expected to be the source of the Company's growth in the future. Nationwide coverage was first offered on December 15, 1998 with coverage to 70% of the U.S. population. When the wireless data network was substantially completed in April 1999, approximately 90% of the U.S. population was covered. The following discussion analyzes the results of the division's operations, unless otherwise indicated.

Units in Service

     The Company had 146,809 units in service as of June 30, 2000 compared to 517,511 as of June 30, 2001. The Company received its first shipments of full two-way wireless data devices in February 2000. In June 2000, the Company began receiving shipments of the Motorola Talkabout T900 which has contributed significantly to the unit growth in the Wireless Data Division. In July 2000, the Company added its first units in telemetry. As of June 30, 2001, the Company had 5,427 telemetry units in service included in total Wireless Data units in service.

     Unit additions for the three months ended June 30, 2000 and 2001, were 52,512 and 40,399, respectively. As a result of Verizon's election to enter the second phase of their strategic alliance agreement with the Company, in the second quarter of 2001, Verizon transferred approximately 27,000 units from the Company's network to its network. These units have been deducted in arriving at the 40,399 unit additions mentioned above. In the quarter ended June 30, 2001, the Wireless Data Division's average monthly disconnection rate was 3.8%. If the Verizon transferred units were not deducted, churn would have been 2.0%. Management believes the reported churn rate is lower than what the steady state churn rate will be as churn rate benefits mathematically from the relative newness of the base because most of the subscribers have used the service less than one year as of the end of the second quarter.

Revenues

     Revenues for the three and six months ended June 30, 2000 were $10.4 million and $16.1 million compared to $23.4 million and $45.6 million for the three and six months ended June 30, 2001. Recurring revenues for the same periods were $4.9 million, $9.0 million, $19.6 million and $36.0 million, respectively. Revenues from equipment sales for the same periods were $3.2 million, $4.2 million, $3.0 million and $7.9 million, respectively. Network revenues, comprised of: (1) non-recurring engineering fees; (2) construction revenues related to the installation of transmitting and receiving equipment; and (3) non-airtime service revenues, for the same periods, were $2.3 million, $2.9 million, $0.8 million and $1.6 million, respectively. ARPU was $13.66 for the three months ended June 30, 2000 compared to

$13.14 for the same period in 2001. Management expects Wireless Data's ARPU (excluding telemetry) to be approximately $13.00 for the remainder of 2001.

     During the third quarter of 2000, the Company initiated its national retail sales efforts for the new Motorola Talkabout T900. This sales program includes certain sales incentives paid to retailers when the product is sold by the retailer. These sales incentives, which result in a loss on the product, are recorded as a reduction to equipment revenue in the period the products are shipped to retailers, which is consistent with the Emerging Issues Task Force 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"). However, due to the newness of this product and the nature of the arrangements with retailers, the Company is not recognizing revenue on these units until the retailers sell them to consumers. Hence, equipment revenue received from the retailer is recorded as deferred revenue until the device is sold to the consumer. Likewise, product sold subject to the right of return by the retailer is recorded as an asset until sale to the consumer. The Company recorded an asset of $3.0 million for units held in retailers' inventory at June 30, 2001. All consumer rebates are recorded upon activation by the customer as a liability based on the Company's estimated redemption rate. The liability is recognized as a reduction in airtime revenue over the service period commitment.

     During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin Number 101 ("SAB 101") with an effective date of January 1, 2000. SAB 101 requires the deferral of revenue when the earnings process is not complete. The earnings process associated with equipment revenue from the sale of wireless data devices is not complete because airtime is an integral part of the transaction in instances when the Company sells both the device and airtime to the same individual. As a result, the Company is deferring the recognition of equipment revenue over the three year expected life of a wireless data subscriber. The Company has recorded $14.8 million in deferred revenue associated with SAB 101 as of June 30, 2001, which is recorded as other long-term liabilities.

Cost of Equipment Sold

     The cost of equipment sold for the three and six months ended June 30, 2000 was $4.3 million and $5.5 million compared to $4.4 million and $11.4 million for the three and six months ended June 30, 2001.

     As a result of the adoption of SAB 101, the Company's cost of equipment sold decreased. See "Wireless Data Division - Revenues" above. The Company recognizes an immediate loss in the amount of the cost of equipment sold in excess of revenue, and the remaining cost of equipment sold is deferred and recognized over the three year expected life of a subscriber. The Company has recorded $14.1 million in deferred cost of equipment associated with SAB 101 as of June 30, 2001, which is recorded as other assets.

Operating Expenses

     Technical expenses were $7.8 million and $14.8 million for the three and six months ended June 31, 2000 compared to $8.1 million and $16.8 million for the three and six months ended June 30, 2001. As the number of wireless data units in service grows, additional resources must be allocated to support those customers, some or all of which will be shifted from the Traditional Paging Division. This is expected to cause an increase in technical expenses in the Wireless Data Division in the future.

     General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for the three and six months ended June 30, 2000 and 2001 were $1.4 million, $2.7 million $6.6 million and $13.1 million, respectively. As the number of wireless data units in service grows, additional resources must be allocated to support those customers, some or all of which will be shifted from the Traditional Paging Division. This is expected to cause an increase in general and administrative expenses in the Wireless Data Division in the future.

     Selling expenses for the three and six months ended June 30, 2000 were $3.9 million and $6.6 million compared to $2.8 million and $7.7 million for the three and six months ended June 30, 2001.

     Depreciation and amortization was $10.4 million and $20.5 million for the three and six months ended June 30, 2000 compared to $11.9 million and $23.7 million for the three and six months ended June 30, 2001. Management anticipates depreciation and amortization expense to increase as it continues to allocate more of its resources to the expansion and development of wireless data services.

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

Units in Service

     Units in service from domestic one-way paging operations were 2,280,655 and 1,403,625 as of June 30, 2000, and 2001, respectively. The Company's one-way operations experienced a net decrease of 877,030 units in service from June 30, 2000 to June 30, 2001, as the general market for traditional paging declines. Unit decreases for the three months ended June 30, 2000 and 2001 were 106,789 and 210,079, respectively. This is a continued trend from 1998 and 1999. In the quarter ended June 30, 2001, the Traditional Paging Division's average monthly disconnection rate was 5.8%. Management believes there is a declining market for traditional one-way paging services, and some of the demand appears to be shifting to the higher quality and greater benefits of wireless data services. Management expects the significant decline in the Traditional Paging Division's number of units to continue for at least the next few quarters, and the Company's bankruptcy filing is likely to cause additional unit disconnections.

Revenues

     Total revenues for the three and six months ended June 30, 2000 and 2001 were $69.5 million, $139.8 million, $35.9 million and $77.1 million, respectively. Recurring revenues for the same periods were $58.6 million, $117.5 million, $34.0 million and $73.0 million, respectively. Revenues from equipment sales were $10.9 million, $22.3 million, $2.0 million and $4.1 million, respectively. Recurring revenues dropped primarily due to a decreased subscriber base. Equipment revenue decreased due to the decrease in demand for traditional paging services and a decrease in price of the paging devices. Management expects recurring and equipment revenues to decrease over the next several quarters as the subscriber base decreases.

     The Company's ARPU was $8.37 and $7.50 in the second quarter of 2000 and 2001, respectively. The decrease in ARPU is primarily due to the transition of higher ARPU customers to wireless data services. Management expects ARPU to decline somewhat in the foreseeable future with minor variations from changes in distribution and product mix.

Cost of Equipment Sold

     The cost of equipment sold in the three and six months ended June 30, 2000 and 2001 was $14.1 million, $26.7 million, $1.9 million and $5.0 million, respectively. The decrease is primarily due to decreased demand for traditional paging services. The Company expects subscriber device costs to generally remain relatively constant. The loss on equipment sold (equipment revenue less cost of equipment sold) is recognized when subscriber devices are shipped to the retailers, usually before the devices are placed into service. The Company has historically sold rather than leased the majority of devices in the Traditional Paging Division.

Operating Expenses

     Technical expenses were $9.3 million, $19.0 million, $11.1 million and $21.9 million for the three and six months ended June 30, 2000 and 2001, respectively. The Traditional Paging Division's technical expenses for the three months ended June 30, 2000 were also favorably affected by a $2.1 million reduction related to the execution of interconnection arrangements with local exchange carriers pursuant to the Telecommunications Act of 1996 and associated Federal Communications Commission and court rulings. The total reduction for the six months ended June 30, 2000 was $3.6 million. The Company does not expect any future reductions in technical expense related to the interconnection arrangements. Management expects technical expenses to decrease in the future as resources are transferred to the Wireless Data Division.

     General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for the three and six months ended June 30, 2000 and 2001 were $18.2 million, $36.6 million, $15.7 million and $32.5 million, respectively. The decrease was largely due to increased operating efficiencies and the transfer of resources to the Wireless Data Division. Management expects general and administrative costs to decline as resources are transferred to the Wireless Data Division.

     Selling expenses for the three and six months ended June 30, 2000 and 2001 were $8.8 million, $18.4 million, $4.0 million and $8.5 million, respectively. Management expects this number to continue to decrease as resources are transferred to the Wireless Data Division. During the three and six months ended June 30, 2001, the Company incurred $108,000 and $271,000 in selling expenses associated with international operations.

     Depreciation and amortization for the three and six months ended June 30, 2000 and 2001 were $9.4 million, $18.9 million, $8.5 million and $17.0 million, respectively. The decrease resulted from the spending of only maintenance levels in capital expenditures. Depreciation and amortization should decline over the next few years.

CONSOLIDATED

Restructuring

     In the first quarter of 2001, the Company closed seventeen field sales offices and one of the associated support centers and reduced its workforce by approximately 7% as part of a restructuring of its business. The Company incurred $0.3 million in restructuring charges related to employee termination costs.

     In the second quarter of 2001, the Company closed additional offices and reduced its workforce by approximately 15% as part of the Company's plan to reduce expenses and cash requirements and maximize near term EBITDA. The Company incurred $2.5 million in restructuring charges in the second quarter.

Amortization of Stock Compensation

     On February 10, 2000, 1,075,000 shares of Phantom Stock were granted under the WebLink Wireless, Inc. 2000 Flexible Incentive Plan with a three-year vesting period. Based on the closing market price of $23.8125 reported on Nasdaq on February 10, 2000, these grants have an aggregate market value of $25.6 million. The compensation cost associated with the grants is recorded as amortization of stock compensation over the vesting period. Accordingly, $8.5 million was incurred in 2000, and will be incurred in 2001 and 2002 at a rate of $2.1 million per quarter.

Interest Expense

     As of the Petition Date, the Company began recording interest expense only for debt that will continue to be paid during the Chapter 11 proceeding period or that is probable to be an allowed priority, secured, or unsecured claim. Therefore, the Company is not recording the interest expense associated with the 11 1/4% Senior Subordinated Discount Exchange Notes due 2008 ("11 1/4% Notes"), 15% Senior Discount Exchange Notes due 2005 ("15% Notes"), and the amortization of the deferred debt interest cost associated with the 11 1/4% Notes and 15% Notes ("DDIC"). The Company continued to record interest expense related to a vendor financing arrangement and the credit agreement led by Bankers Trust Company and Morgan Stanley Senior Funding, Inc. as amended December 28, 2000 ("Amended Credit Facility"). The following table details the contractual and actual interest expense for the three and six months ended June 30, 2001 and 2000 (dollars in millions).

                                 CONTRACTUAL INTEREST EXPENSE                    ACTUAL INTEREST EXPENSE
                                  Period ended June 30, 2001    Period ended June 30, 2001    Period ended June 30, 2000
                                  Three Months    Six Months    Three Months    Six Months    Three Months    Six Months
                                  ------------    ----------    ------------    ----------    ------------    ----------
11 1/4% Notes                      $      7.1     $     14.2     $      4.1     $     11.2     $      6.4     $     14.6
15% Notes                                 7.8           15.6            4.5           12.3            7.8           15.4
DDIC                                      0.3            0.5            0.2            0.4            0.3            0.6
Vendor Financing                          0.4            0.7            0.4            0.7             --             --
Amended Credit Facility                   2.3            4.5            2.3            4.5            1.2            2.3
                                   ----------     ----------     ----------     ----------     ----------     ----------
                                   $     17.9     $     35.5     $     11.5     $     29.1     $     15.7     $     32.9
                                   ==========     ==========     ==========     ==========     ==========     ==========

     Interest expense was favorably affected by the conversion of $84.5 million accreted value of the 11 1/4% Notes into equity during March 2000. Interest expense related to the 11 1/4% Notes is currently non-cash pay, since payment of interest was to commence in February 2003. For the three and six months ended June 30, 2001, interest expense of $10.5 million and $26.0 million was allocated to the Wireless Data Division and $1.0 million and $3.1 million was allocated to the Traditional Paging Division, respectively.

Net Loss

     The Company sustained consolidated losses before extraordinary item and the cumulative effect of an accounting change of $25.3 million and $47.6 million for the three and six months ended June 30, 2000, respectively, including a $3.3 million gain recognized from the sale of the Company's investment in its Canadian affiliate in the first quarter of 2000. An extraordinary gain of $2.3 million was recognized in the first quarter of 2000 in conjunction with the early retirement of $84.5 million accreted value, of the 11 1/4% Notes and $0.1 million in regard to the change in accounting due to SAB 101. The Company sustained consolidated losses before bankruptcy reorganization items for the three and six months ended June 30, 2001 of $32.4 million and $71.7 million. Bankruptcy reorganization items were $1.3 million in the second quarter of 2001 and consisted principally of legal and professional fees. Including the extraordinary item and the cumulative effect of an accounting change, the Company's consolidated net losses for the three and six months ended June 30, 2000 were $25.3 million and $45.4 million. Including the bankruptcy reorganization items, the Company's consolidated net losses for the three and six months ended June 30, 2001 were $33.6 million and $72.9 million. The increase in losses were primarily due to increased operating expenses associated with the operations of the Wireless Data Division and the decrease in subscribers in the Traditional Paging Division.

Allocation of Debt and Equity to Divisions

     The Company has allocated equity and debt between its Wireless Data and Traditional Paging Divisions. The methodology the Company follows results in the attribution of the proceeds of each offering based on the specific capital and operating requirements of each division. Free cash flow, defined as EBITDA less capital expenditures ("Free Cash Flow"), generated by a division is utilized to reduce its respective debt allocation. As of June 30, 2001, $152.1 million and $184.8 million of equity and $520.0 million and $40.6 million of debt has been allocated to the Wireless Data and Traditional Paging Divisions, respectively.

SELECTED QUARTERLY RESULTS OF OPERATIONS

     The table below sets forth management's presentation of the results of the Wireless Data and Traditional Paging Divisions' operations and other data on a quarterly basis for the six most recent fiscal quarters. This presentation should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this report and the Company's quarterly reports on Form 10-Q for the corresponding periods below, and should not be considered in isolation or as an alternative to results of operations that are presented in accordance with GAAP. (Certain amounts in the prior quarters have been reclassified to conform with the current quarter's presentation. These reclassifications include adjustments made for the adoption of SAB 101 and EITF 00-14.)

  WIRELESS DATA DIVISION

                                                                        THREE MONTHS ENDED
                                         -----------------------------------------------------------------------------------
                                          Mar. 31,      June 30,     Sept. 30,         Dec. 31,      Mar. 31,      June 30,
                                            2000          2000          2000             2000          2001          2001
                                         ----------    ----------    ----------       ----------    ----------    ----------
                                                                             (unaudited)

  Recurring revenues                     $    4,049    $    4,939    $    6,768       $   10,959    $   16,412    $   19,599
  Network revenues                              654         2,253           800            1,028           863           781
  Equipment revenues                          1,007         3,238         1,669            2,730         4,919         2,992
                                         ----------    ----------    ----------       ----------    ----------    ----------
                                              5,710        10,430         9,237           14,717        22,194        23,372

  Cost of equipment sold                      1,219         4,312         7,532            6,264         7,002         4,399
                                         ----------    ----------    ----------       ----------    ----------    ----------

  Net revenues                                4,491         6,118         1,705            8,453        15,192        18,973
  Technical expenses                          7,077         7,764         7,713            9,228         8,709         8,058
  General and administrative expenses         1,307         1,383         3,329            4,348         6,454         6,598
  Selling expenses                            2,730         3,858         4,832            6,529         4,852         2,803
  Restructuring charges                          --            --            --               --           160         1,265
  Depreciation and amortization              10,059        10,398        10,841           10,398        11,790        11,874
  Amortization of stock compensation          1,067         1,066         1,067            1,066         1,066         1,067
                                         ----------    ----------    ----------       ----------    ----------    ----------

  Operating loss (EBIT)                  $  (17,749)   $  (18,351)   $  (26,077)      $  (23,116)   $  (17,839)   $  (12,692)
                                         ==========    ==========    ==========       ==========    ==========    ==========

  EBITDA(1)                              $   (6,623)   $   (6,887)   $  (14,169)(3)   $  (11,652)   $   (4,823)   $    1,514
                                         ==========    ==========    ==========       ==========    ==========    ==========

  Other data:
  Ending units in service                    94,297       146,809       227,864          353,780       477,112       517,511
  ARPU(2)                                $    17.32    $    13.66    $    12.04       $    12.56    $    13.17    $    13.14

(1) Earnings (loss) before interest, taxes, depreciation and amortization, amortization of stock compensation, and restructuring/reorganization charges.

(2) Calculated by dividing recurring revenues for the quarter by the simple average number of units in service during that quarter. Stated as the monthly average for the quarter.

(3) Excluding $4.3 million of sale incentives for units held in retailers' inventory, EBITDA would have been negative $9.8 million for the quarter.

  TRADITIONAL PAGING DIVISION

                                                                             THREE MONTHS ENDED
                                       --------------------------------------------------------------------------------------------
                                        March 31,        June 30,         Sept. 30,        Dec. 31,       Mar. 31,       June 30,
                                          2000             2000             2000             2000           2001           2001
                                       -----------      -----------      -----------      -----------    -----------    -----------
                                                                                 (unaudited)

Recurring revenues                     $    58,891      $    58,639      $    52,220      $    43,440    $    39,068    $    33,961
Equipment revenues                          11,416           10,879            9,519            4,695          2,134          1,970
                                       -----------      -----------      -----------      -----------    -----------    -----------
                                            70,307           69,518           61,739           48,135         41,202         35,931

Cost of equipment sold                      12,626           14,115           10,265            6,550          3,038          1,920
                                       -----------      -----------      -----------      -----------    -----------    -----------

Net revenues                                57,681           55,403           51,474           41,585         38,164         34,011
Technical expenses                           9,654            9,297            7,076           11,957         10,831         11,110
General and administrative expenses         18,448           18,199           14,698           16,688         16,711         15,637
Selling expenses                             9,661            8,758            8,398            4,849          4,498          4,035
Restructuring costs                             --               --               --               --            160          1,264
Depreciation and amortization                9,439            9,433            8,980            8,502          8,450          8,500
Amortization of stock compensation           1,067            1,066            1,067            1,067          1,067          1,066
                                       -----------      -----------      -----------      -----------    -----------    -----------

Operating income (EBIT)                $     9,412      $     8,650      $    11,255      $    (1,478)   $    (3,553)   $    (7,601)
                                       ===========      ===========      ===========      ===========    ===========    ===========

EBITDA(1)                              $    19,918(3)   $    19,149(4)   $    21,302(5)   $     8,091    $     6,124    $     3,229
                                       ===========      ===========      ===========      ===========    ===========    ===========

Other data:
Ending units in service                  2,387,444        2,280,655        2,105,282        1,864,560      1,613,704      1,403,625
ARPU(2)                                $      7.94      $      8.37      $      7.94      $      7.30    $      7.49    $      7.50

----------

(1) Earnings (loss) before interest, taxes, depreciation and amortization, amortization of stock compensation and restructuring/reorganization charges.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations have historically required substantial capital investment for the development and installation of its wireless communications network, the procurement of subscriber units, and expansion into new and existing markets. To date, these investments by the Company have been funded by the proceeds from the issuance of common stock, preferred stock and notes, and borrowings under bank and vendor financing arrangements.

     The Company did not expect to have sufficient funds available to fund operations, cash interest payments, and capital expenditures, so it filed for Chapter 11 reorganization on May 23, 2001. It subsequently negotiated with two of its lenders a debtor-in-possession ("DIP") financing, which was approved by the Bankruptcy Court on July 17, 2001. The DIP financing, with Bankers Trust Company as administrative agent, includes a total commitment of $15 million, with interest at the bank's prime rate plus 3.0% or LIBOR plus 4.0%. The DIP financing, which expires December 31, 2001, is intended to provide the Company with cash and liquidity to conduct its operations through 2001.

     The DIP financing is secured by a superpriority lien on substantially all of WebLink's assets and the lenders have a superpriority administrative expense claim against the Company. The DIP financing contains restrictive covenants including, among other things, the maintenance of minimum Consolidated EBITDA (as defined therein), minimum Wireless Data subscriber levels, and limitations on capital expenditures (a maximum of $27 million from April 1, 2001 to December 31, 2001). In conjunction with the order approving the DIP financing, the Bankruptcy Court also issued an agreed scheduling order providing that the Company will, as planned, take steps to proactively seek a standalone transaction with new financing or a merger or sales transaction upon which the Company expects to base a plan for emergence from Chapter 11. Borrowings under the DIP financing are also conditional upon the Company's compliance with the scheduling order.

     As of June 30, 2001, the Company had approximately $6.1 million in cash and cash equivalents.

     Capital expenditures (including capital leases) were $12.3 million and $21.2 million for the three and six months ended June 30, 2000 and $2.4 million and 11.5 million for the three and six months ended June 30, 2001. In September 2000, the Company signed a Volume Purchase Agreement with Glenayre Electronics, Inc. ("Glenayre") in which the Company committed to purchase or license $20.8 million of network infrastructure equipment and software through December 31, 2001. As of June 30, 2001, the Company had purchased $9.5 million under this agreement.

     The Company's net cash provided by operating activities for the six months ended June 30, 2000 was $9.4 million compared to $19.4 million used by operations for the six months ended June 30, 2001. The period to period difference was due largely to the cash interest payment of $15.5 million on the 15% Notes and an increase of $5.7 million in accounts receivable in the first six months of 2001. Net cash used in investing activities was $18.6 million and $11.1 million for the six months ended June 30, 2000 and 2001, respectively, and were primarily for capital expenditures. Net cash provided by financing activities was $8.1 million and $29.5 million for the six months ended June 30, 2000 and 2001, respectively. Cash provided by financing activities in 2000 resulted primarily from $7.9 million of proceeds from the issuance of common stock under the Company's stock option plans. Cash provided by financing activities for the six months ended June 30, 2001 resulted primarily from $25.1 million in borrowings under the Amended Credit Facility and $5.7 million from borrowings under the vendor financing arrangement.

     The 11 1/4% Notes, which are unsecured senior subordinated obligations of the Company, mature in 2008 and were issued at a substantial discount from their principal amount at maturity. In March 2000, the Company issued 3.8 million shares of its class A common stock in exchange for $84.5 million accreted value ($115.9 million maturity value) of the 11 1/4% Notes.

     The 15% Notes, which are unsecured senior obligations of the Company, mature in 2005 and were issued at a substantial discount from their principal amount at maturity. The 15% Notes were fully accreted by February 1, 2000. From and after August 1, 2000, interest on the 15% Notes is payable semiannually, in cash. The August 1, 2001 interest payment was not made.

     On March 23, 2001, Motorola placed the Company on shipping hold and ceased shipping devices to the Company. In addition, the Company renegotiated its payment terms with PerComm, Inc. ("PerComm"), one of the Company's providers of one-way subscriber devices, and PerComm has agreed that it will only ship devices to the Company on a C.O.D. basis. The success of the Company's business plan is dependent on its ability to purchase subscriber devices in adequate quantities to meet its customers' demands. The Company's inability to fulfill customers' orders based on shipment delays or the unavailability of devices would materially adversely impact the Company's projected units in service for the remainder of 2001, its business and results of operations.

     In March 1997, the Company entered into a vendor financing arrangement with an infrastructure vendor (the "Vendor Financing Arrangement"), providing for the financing of infrastructure and other equipment over a period of 60 months from the date of initial drawdown. In September 2000, the maximum aggregate amount available was amended from $30 million to $10 million and is secured by the equipment purchased. The interest rate applicable to such financing is equal to the sum of 7% and LIBOR as published in The Wall Street Journal for three-month maturities or the sum of 4.25% and the U.S. prime rate of interest as published in The Wall Street Journal. During the six months ending June 30, 2001, the Company borrowed an additional $5.7 million, for a total outstanding of $8.6 million after principal repayments of $0.7 million. Total availability under the Vendor Financing Arrangement at June 30, 2001, was $0.5 million. The weighted average interest rate for borrowings outstanding during the three months ended June 30, 2001 was 13.75%.

     In December 2000, the Company amended its credit facility to provide borrowings up to $80 million with an additional $20 million upon further approval of the banks. In the first quarter of 2001, the Company borrowed an additional $25.1 million to pay the interest due on the 15% Notes and support general operations. As of June 30, 2001, $78.5 million was outstanding in the form of term loans and $1.4 million in two letters of credit as security for the capital leases of computer equipment. As of June 30, 2001, the Company had no monies available under the Amended Credit Facility without the banks' prior approval, as the commitment to lend additional amounts expired with the Company's filing for reorganization. The Amended Credit Facility bears interest at the bank's prime rate plus 3.5% or at LIBOR plus 4.5%. The weighted average interest rate on the amounts borrowed for the period from January 1, 2001 to June 30, 2001 was 9.7%.

     As of June 30, 2001, the Company's principal indebtedness was $265.9 million under the 11 1/4% Notes, $207.3 million under the 15% Notes, $78.5 million under the Amended Credit Facility, $8.6 million under the Vendor Financing Arrangement and $3.2 million under capital lease obligations. The Company has classified the outstanding debt on the 11 1/4% Notes, 15% Notes, the amounts borrowed under the Vendor Financing Arrangement and the Amended Credit Facility as liabilities subject to compromise as of June 30, 2001. Although there are no scheduled maturities of these obligations in 2001, the Company has classified these obligations as current maturities of long-term debt at December 31, 2000, because the Company did not comply with existing covenants through 2001 and the Company is in default as a result of the Chapter 11 filing.

     The indentures under which the 15% Notes and the 11 1/4% Notes were issued, the Vendor Financing Arrangement and the Amended Credit Facility contain certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets, enter into leases and engage in mergers and consolidations, and the Amended Credit Facility requires the Company to maintain certain operating and financial performance measures and limits the ability of the Company to make capital expenditures. The Company will not generally be required to comply with these restrictive covenants during the pendancy of the Chapter 11 case, although it is subject to the restrictive covenants contained in the DIP financing.

     The Company believes that cash on hand, amounts available under the DIP financing and funds from operations will enable the Company to meet its current liquidity and capital expenditure requirements during 2001, although no assurances can be given in this regard. Until a plan of reorganization is approved, the Company's long-term liquidity and adequacy of its capital resources cannot be determined.

     Inherent in a successful plan of reorganization is a capital structure which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the Company. Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and stockholders may be substantially altered. At this time, it is not possible to predict the outcome of the Chapter 11 case in general, or the effects of such case on the business of the Company or on the interests of creditors and stockholders. Management believes that it is highly unlikely that current equity security holders will receive any distribution under any reorganization plan as a result of the issuance of new equity to existing creditors.

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

     The Amended Credit Facility bears interest at the bank's prime rate plus 3.5% or at LIBOR plus 4.5%. The DIP financing bears interest at the U.S. prime rate plus 3.0% or at LIBOR plus 4.0%. Therefore, the Amended Credit Facility and the DIP financing are subject to short-term interest rate risk. At June 30, 2001, the balance outstanding under the Amended Credit Facility and the DIP financing was $78.5 million and zero, respectively. Consequently, a 100 basis point increase in the bank's prime rate or LIBOR would result in a $785,000 increase in interest expense over a twelve-month period.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     In March and April of 2001, the Company was served with five lawsuits against it and John D. Beletic, its chairman, seeking to recover an unspecified amount of monetary damages allegedly caused by the Company's alleged fraudulent scheme to artificially inflate the price of the Company's common stock through a series of alleged false and misleading statements to the market and alleged material omissions in violation of federal and state securities laws. Four of the lawsuits are filed in the U.S. District Court for the Northern District of Texas and seek class action status on behalf of persons who purchased the Company's common stock on the open market during the period from December 29, 2000, through February 20, 2001. The fifth lawsuit is filed in the Dallas County Court at Law on behalf of a single stockholder that purchased the Company's common stock on the open market during the same time period. No discovery has yet occurred, and the Company believes the lawsuits have no merit. During the pendancy of the Chapter 11 case, plaintiffs are stayed under Section 362 of the Bankruptcy Code from pursuing the claims in the lawsuits.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     On May 23, 2001, WebLink Wireless, Inc. and its subsidiaries, PageMart
PCS, Inc. and PageMart II, Inc. filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. As a result of these filings, WebLink Wireless, Inc. and its subsidiaries are in default under (1) the Credit Agreement, (2) the 11 1/4% Notes, (3) the 15% Notes and (4) the Vendor Financing Arrangement. As of June 30, 2001, $78.5 million in the form of term loans and $1.4 million in two letters of credit were outstanding under the Credit Agreement, $262.9 million principal amount of the 11 1/4% Notes was outstanding, $203.7 million principal amount of the 15% Notes was outstanding and $8.6 million principal amount of the Vendor Financing Arrangement was outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          The exhibits listed on the accompanying index to exhibits are filed as part of this quarterly report.

     (b)  Reports on Form 8-K:

          The following reports on Form 8-K were filed by WebLink Wireless, Inc. during the quarter ended June 30, 2001:

               Current report on Form 8-K dated April 4, 2001, disclosing under
               Item 5 "Other Events", the issuance of the Company's April 2, 2001 press release.

               Current report on Form 8-K dated May 4, 2001, disclosing under
               Item 5 "Other Events", the issuance of the Company's May 3, 2001 press release.

               Current report on Form 8-K dated May 7, 2001, disclosing under
               Item 5 "Other Events", the issuance of the Company's May 4, 2001 press release.

               Current report on Form 8-K dated May 15, 2001, disclosing under
               Item 5 "Other Events", the issuance of the Company's May 14, 2001 press release.

               Current report on Form 8-K dated May 29, 2001, disclosing under
               Item 3 "Bankruptcy or Receivership", that WebLink Wireless, Inc. and two of its subsidiaries had filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Texas.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WEBLINK WIRELESS, INC.



AUGUST 17, 2001                         BY: /s/ JOHN D. BELETIC
                                            ------------------------------------
                                        JOHN D. BELETIC
                                        CHAIRMAN AND CHIEF EXECUTIVE OFFICER







AUGUST 17, 2001                         BY: /s/ JOHN R. HAUGE
                                            ------------------------------------
                                        JOHN R. HAUGE
                                        SENIOR VICE PRESIDENT, FINANCE
                                        CHIEF FINANCIAL OFFICER AND TREASURER
                                        (PRINCIPAL FINANCIAL AND CHIEF
                                        ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

10.1                     Debtor-In-Possession Credit Agreement dated July 18,
                         2001 (filed as an exhibit to the Company's Form 8-K filed on July 25, 2001, and incorporated herein by reference).

10.2 Security Agreement dated July 18, 2001 (filed as an exhibit to the Company's Form 8-K filed on July 25, 2001, and incorporated herein by reference).

10.3 Pledge Agreement dated July 18, 2001 (filed as an exhibit to the Company's Form 8-K filed on July 25, 2001, and incorporated herein by reference).

10.4 Subsidiary Guaranty dated July 18, 2001 (filed as an exhibit to the Company's Form 8-K filed on July 25, 2001, and incorporated herein by reference).

11.1*                    Statement regarding computation of per share earnings
                         (loss) for the six months ended June 30, 2001

11.2*                    Statement regarding computation of per share earnings
                         (loss) for the six months ended June 30, 2000

11.3*                    Statement regarding computation of per share earnings
                         (loss) for the three months ended June 30, 2001

11.4*                    Statement regarding computation of per share earnings
                         (loss) for the three months ended June 30, 2000

12.1*                    Computation of ratio of earnings to fixed charges


* Filed herewith