Form 10-Q
period 2001-09-30
WEBLINK WIRELESS INC
filed 2001-11-19
CIK 947268

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

================================================================================

                                    FORM 10-Q

                                   (MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM          TO
                                                 --------    --------
                           COMMISSION FILE NO. 0-28196

                             WEBLINK WIRELESS, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                              75-2575229
                  --------                 (I.R.S. Employer Identification No.)
      (State or other jurisdiction of
       incorporation or organization)

                3333 LEE PARKWAY, SUITE 100                        75219
                       DALLAS, TEXAS                             (Zip code)
                       -------------
         (Address of principal executive offices)

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


As of November 13, 2001, there were 42,568,859, 3,809,363, and 131,250 shares of the registrant's class A, class B and class D common stock outstanding, respectively. There were no shares of the registrant's class C common stock outstanding at November 13, 2001.



================================================================================

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                                  PAGE
                                                                                                ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 2000
              and September 30, 2001..............................................................3

         Condensed Consolidated Statements of Operations for the Three and Nine
                   Months Ended September 30, 2000 and 2001.......................................4

         Condensed Consolidated Statements of Cash Flows for the Nine
               Months Ended September 30, 2000 and 2001...........................................5

         Notes to Condensed Consolidated Financial Statements.....................................6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations......................................12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................22



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................23

Item 2.  Changes in Securities and Use of Proceeds...............................................23

Item 3.  Defaults Upon Senior Securities.........................................................23

Item 4.  Submission of Matters to a Vote of Security Holders.....................................23

Item 5.  Other Information.......................................................................23

Item 6.  Exhibits and Reports on Form 8-K........................................................23

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                               December 31, September 30,
                                                                  2000          2001
                                                               ------------ -------------
ASSETS                                                                       (Unaudited)
Current assets:
     Cash and cash equivalents                                   $   7,097    $  15,002
     Accounts receivable, net                                       30,457       17,138
     Inventories                                                    13,828        7,191
     Product sold subject to right of return                         4,742        3,768
     Other current assets, net                                       7,407        4,958
                                                                 ---------    ---------
          Total current assets                                      63,531       48,057

Property and equipment, net                                        223,200      180,365

Narrowband licenses, net                                           125,901      123,406

Other assets                                                        28,843       26,017
                                                                 ---------    ---------
          Total assets                                           $ 441,475    $ 377,845
                                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Accounts payable                                            $  27,403    $   4,027
     Liabilities subject to compromise                                  --      505,022
     Deferred revenue                                               41,550       28,239
     Current maturities of long-term debt                          514,326       88,330
     Other current liabilities                                      43,283       30,060
                                                                 ---------    ---------
          Total current liabilities                                626,562      655,678

Long-term debt                                                       5,356        1,707

Other long-term liabilities                                         12,641       13,097

Commitments and contingencies

Stockholders' (deficit) equity:
     Common stock, $.0001 par value per share, 75,000,000
       shares authorized 46,509,472 issued and  outstanding
       at December 31, 2000 and September 30, 2001                       5            5
     Additional paid-in capital                                    349,779      349,790
     Accumulated deficit                                          (535,559)    (631,684)
     Stock subscriptions receivable                                   (244)         (82)
     Deferred compensation                                         (17,065)     (10,666)
                                                                 ---------    ---------
          Total stockholders' (deficit) equity                    (203,084)    (292,637)
                                                                 ---------    ---------
          Total liabilities and stockholders' (deficit) equity   $ 441,475    $ 377,845
                                                                 =========    =========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        Three Months Ended September 30,  ine Months Ended September 30,
                                                        --------------------------------  ------------------------------
                                                              2000         2001                2000          2001
                                                            ---------    ---------           ---------    ---------
Revenues:
    Recurring revenues                                      $  58,988    $  48,023           $ 185,506    $ 157,063
    Network revenues                                              800          769               3,707        2,413
    Equipment revenues                                         11,217        3,225              37,895       15,266
                                                            ---------    ---------           ---------    ---------
          Total revenues                                       71,005       52,017             227,108      174,742

Cost of equipment sold                                         17,858        4,084              50,435       20,463
                                                            ---------    ---------           ---------    ---------

                                                               53,147       47,933             176,673      154,279

Operating expenses:
    Technical                                                  14,789       17,724              48,581       56,432
    General and administrative                                 18,027       20,230              57,364       66,125
    Selling                                                    13,354        6,092              38,527       22,551
    Restructuring charges                                          --        1,951                  --        4,800
    Depreciation and amortization                              19,821       17,717              59,150       58,331
    Amortization of stock compensation                          2,134        2,133               6,400        6,399
                                                            ---------    ---------           ---------    ---------
          Total operating expenses                             68,125       65,847             210,022      214,638
                                                            ---------    ---------           ---------    ---------

          Operating income (loss)                             (14,978)     (17,914)            (33,349)     (60,359)

Other (income) expense:
    Interest expense (contractual interest $18,756 and         16,075        3,280              48,968       32,374
      $54,227 for the three and nine months ended
      September 30, 2001, respectively)
    Interest income                                              (160)          --              (1,057)        (202)
    Gain on sale of Canadian affliate                              --           --              (3,331)          --
    Other                                                          92          626                 612        1,015
                                                            ---------    ---------           ---------    ---------
          Total other (income) expense                         16,007        3,906              45,192       33,187
                                                            ---------    ---------           ---------    ---------

Loss before extraordinary item, accounting change and
    bankruptcy reorganization items                           (30,985)     (21,820)            (78,541)     (93,546)
Extraordinary item:
    Gain from early extinguishment of debt                         --           --               2,322           --
Cumulative effect of accounting change                             --           --                (149)          --
Bankruptcy reorganization items                                    --       (1,408)                 --       (2,579)
                                                            ---------    ---------           ---------    ---------
Net loss                                                    $ (30,985)   $ (23,228)          $ (76,368)   $ (96,125)
                                                            =========    =========           =========    =========

Net loss per share:
    (basic and diluted)
    Loss before extraordinary item, accounting change and
         bankruptcy reorganization items                    $   (0.67)   $   (0.47)          $   (1.73)   $   (2.01)
    Extraordinary gain                                             --           --                0.05           --
    Cumulative effect of accounting change                         --           --               (0.01)          --
    Bankruptcy reorganization items                                --        (0.03)                 --        (0.06)
                                                            ---------    ---------           ---------    ---------
    Net loss                                                $   (0.67)   $   (0.50)          $   (1.69)   $   (2.07)
                                                            =========    =========           =========    =========

Weighted average number
  of shares outstanding
    (basic and diluted)                                        46,441       46,509              45,189       46,509
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

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                              Nine Months Ended September 30,
                                                                              -------------------------------
                                                                                     2000        2001
                                                                                   --------    --------
Cash flows from operating activities:
    Net loss                                                                       $(76,368)   $(96,125)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
         Extraordinary gain                                                          (2,322)         --
         Accounting change                                                              149          --
         Gain on sale of short term investments                                          --        (112)
         Depreciation and amortization                                               59,150      58,331
         Amortization of stock compensation                                           6,400       6,399
         Forgiveness of stock subscription receivable                                    --         162
         Provision for bad debts                                                      7,426      15,091
         Loss on sale of property and equipment                                         526       1,066
         Gain on sale of Canadian affiliate                                          (3,331)         --
         Accretion of discount on senior discount notes                              23,043      11,165
         Amortization of deferred debt issuance costs                                 1,504       1,209
         Utilization of Canadian roaming credits                                        576         415
    Changes in certain assets and liabilities:
       Increase in accounts receivable                                               (2,985)     (1,772)
       (Increase) decrease in inventories                                            (9,006)      6,637
       (Increase) decrease in product sold subject to right of return                (4,711)        974
       (Increase) decrease in other current assets                                     (960)      2,034
       (Increase) decrease in other assets                                           (6,201)        354
       Increase (decrease) in accounts payable                                        9,940        (126)
       Decrease in deferred revenue                                                 (14,361)    (13,311)
       Increase (decrease) in other current liabilities                               6,050      (1,679)
       Increase in other long-term liabilities                                        5,190         456
                                                                                   --------    --------
            Net cash used in operating activities                                      (291)     (8,832)
                                                                                   --------    --------

Cash flows from investing activities:
    Purchases of property and equipment                                             (33,763)    (12,619)
    Proceeds from the sale of property and equipment                                     51          59
    Proceeds from the sale of Canadian affiliate                                      2,560          --
    Proceeds from the sale of short-term investments                                     --         172
    Other                                                                               (27)        (56)
                                                                                   --------    --------
            Net cash used in investing activities                                   (31,179)    (12,444)
                                                                                   --------    --------

Cash flows from financing activities:
    Proceeds from issuance of common stock under
       the stock option plan                                                          8,288          --
    Payments of stock subscriptions receivable                                          221          --
    Borrowings under the Credit Facility                                             23,000      25,101
    Borrowings under the Debtor-in-Possession Financing                                  --       1,000
    Payments on the Debtor-in-Possession Financing                                       --      (1,000)
    Borrowings on the vendor financing arrangement                                       --       5,747
    Payments on the vendor financing arrangement & capital leases                        --      (1,667)
                                                                                   --------    --------
            Net cash provided by financing activities                                31,509      29,181
                                                                                   --------    --------

Net increase in cash and cash equivalents                                                39       7,905

Cash and cash equivalents, beginning of period                                       10,440       7,097

                                                                                   --------    --------
Cash and cash equivalents, end of period                                           $ 10,479    $ 15,002
                                                                                   ========    ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                                    $ 18,753    $ 20,022
       Taxes                                                                             --          --

Supplemental schedule of noncash investing and financing activities:
    Purchase of property through capital leases                                    $     --    $    177
    Issuance of Warrants to Strategic Alliance Partner                                1,422          11
    Common stock issued in exchange for 11 1/4% Senior Subordinated
       Discount Exchange Notes                                                       81,005          --
    Write-off of deferred debt issuance costs-11 1/4% Notes- net amount               1,148          --
    Early extinguishment of 11 1/4% Senior Subordinated Discount Exchange Notes,
       at accreted value                                                             84,475          --
    Equity conversion related to unconsolidated subsidiary                            3,482          --
    Phantom stock awards                                                             25,598          --
    Investment received from the demutalization of MetLife                               --         174


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

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

CHAPTER 11 FILING

    On May 23, 2001 (the "Petition Date"), WebLink and its subsidiaries, PageMart PCS, Inc. and PageMart II, Inc., filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Code Sections 101-1330, as amended (the "Bankruptcy Code"), and are presently operating their businesses as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court"). The Chapter 11 cases are being jointly administered for procedural purposes only before the Bankruptcy Court under Case No. 01-34275-SAF-11. WebLink and its subsidiaries, as debtors-in-possession, have continued to manage and operate their assets and businesses pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court.

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

REORGANIZATION PLAN PROCEDURES

    The Company expects to reorganize its affairs under the protection of Chapter 11, and management expects to file a plan of reorganization in December 2001, which contemplates emergence from bankruptcy. A plan of reorganization sets forth the means by which claims against the Company, including the liabilities subject to compromise, can be satisfied. The consummation of a plan of reorganization is the principal objective of the Company's Chapter 11 case. However, there can be no assurance that the requisite approvals of a plan of reorganization proposed by the Company will be obtained or that such a plan will be confirmed by the Bankruptcy Court, or, if confirmed, that such a plan will be consummated.

    As provided by the Bankruptcy Code, the Company initially had the exclusive right to propose a plan of reorganization for 120 days following the Petition Date. The Company received from the Bankruptcy Court an extension of this period of exclusivity until December 17, 2001. If the Company fails to file a plan of reorganization during the extension period (as it may be further extended by the Bankruptcy Court), or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 case may be permitted to propose plan(s) of reorganization for the Company.

    On July 17, 2001, the Bankruptcy Court approved $15 million of debtor-in-possession ("DIP") financing. In conjunction with the order approving the DIP financing, the Bankruptcy Court also issued an agreed scheduling order providing that the Company will, as planned, take steps to proactively seek a stand alone transaction with new financing, or a merger or a sale transaction upon which the Company expects to base a plan for emergence from Chapter 11.

     The DIP financing is provided by the two principal lenders on the Company's outstanding credit facility. The DIP financing is secured by a superpriority lien on substantially all of the Company's assets, matures on December 31, 2001, and is conditioned on compliance with financial and other covenants and the scheduling order. The DIP financing contains restrictive covenants including, among other things, the maintenance of minimum consolidated

EBITDA (as defined therein), minimum wireless data subscriber levels, and limitations on capital expenditures (a maximum of $27 million from April 1, 2001 to December 31, 2001). As of September 30, 2001, the Company is not in compliance with the EBITDA and wireless data subscriber level covenants. The Company does not plan to "cure" these defaults, as there is no plan to borrow under the DIP financing before its maturity on December 31, 2001. The DIP financing bears interest at the bank's prime rate plus 3.0% or at the London interbank offered rate ("LIBOR") plus 4.0%. The weighted average interest rate on the DIP financing for the third quarter was 9.4%. During the third quarter, the Company borrowed and paid back $1.0 million on the DIP financing. Total fees and interest incurred on the DIP financing in the third quarter was approximately $486,000.

2. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the ordinary course of business, are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X, and are in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). The interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2000. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

    As a result of the Chapter 11 case and circumstances relating to this event, including WebLink's debt structure, default on all pre-petition debt, negative cash flows, recurring losses, as well as current economic conditions, there is substantial doubt about the Company's ability to continue as a going concern. The realization of assets and liquidation of liabilities are subject to significant uncertainty. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result in the event that the Company is unable to continue as a going concern. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization.

    The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.



LIABILITIES SUBJECT TO COMPROMISE

    In the Chapter 11 case, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization, which must be confirmed by the Bankruptcy Court after submission to and approval, to the extent required, by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 case have been segregated and classified in the consolidated balance sheet as liabilities subject to compromise under reorganization proceedings. Generally, all actions to enforce or otherwise require repayment of pre-petition liabilities are stayed while the Company continues its business operations as debtor-in-possession. The ultimate amount of and settlement terms for the pre-petition liabilities subject to compromise are subject to an approved plan of reorganization and may differ from such amounts as reflected in the Company's accounting records and accordingly are not presently determinable.

    Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other pre-petition executory contracts, subject to Bankruptcy Court approval. Claims for damages resulting from the rejection of real estate leases and other executory contracts are subject to separate bar dates.

    The principal categories of obligations classified as liabilities subject to compromise to unrelated parties under the Chapter 11 case are identified below. The amounts below may vary significantly from the amounts stated in the proofs of claim filed with the Bankruptcy Court and may be subject to future adjustment depending on the Bankruptcy Court action.

               15% Senior Discount Exchange Notes due 2005                             $ 207,270
               11 1/4% Senior Subordinated Discount Exchange Notes due 2008              262,898
               Trade accounts payable                                                     23,250
               Other current liabilities                                                  11,604
                                                                                       ---------
                                                                                         505,022
                                                                                       =========

    As a result of the Chapter 11 filing, no principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest expense on pre-petition unsecured obligations has not been accrued after the Petition Date, namely $11.4 million related to its 15% Senior Discount Exchange Notes due 2005 and $10.5 million on the 11 1/4% Senior Subordinated Discount Exchange Notes due 2008.

BANKRUPTCY REORGANIZATION ITEMS

    Pursuant to SOP 90-7, revenues and expenses, realized gains and losses, and provisions for losses resulting from the reorganization of the business are reported on the condensed consolidated statements of operations separately as bankruptcy reorganization items. The total amount recorded as bankruptcy reorganization items for the three and nine months ended September 30, 2001 was $1.4 million and $2.6 million, respectively. Professional fees are expensed as incurred.

    Bankruptcy reorganization items for the three and nine months ended September 30, 2001, consisted of the following (in thousands):

                                    Three months ended        Nine months ended
                                      SEPT. 30, 2001           SEPT. 30, 2001
                                    ------------------        -----------------
     Professional fees                     1,481                    2,725
     Interest income
       on accumulated
       cash resulting
       from Chapter
       11 proceedings                         73                      146
                                       ---------                  -------
              Total                        1,408                    2,579
                                       =========                  =======

    Operating cash receipts and payments resulting from bankruptcy reorganization items for the nine months ended September 30, 2001, consisted of cash paid for professional fees of $1.0 million and cash provided by interest income of $146,000.

    Also pursuant to SOP 90-7, interest expense is reported only to the extent that it will be paid upon emergence from bankruptcy or that it is probable that it will be an allowed claim. See discussion under "Liabilities Subject to Compromise," above.

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

3. REVENUE RECOGNITION

NETWORK REVENUES AND NON-RECURRING ENGINEERING FEE

    The Company has entered into strategic alliance agreements with Arch Wireless, Inc. ("Arch"), Metrocall Inc. ("Metrocall") and Verizon Messaging ("Verizon"). The agreements are organized into two phases. During the first phase, Arch, Metrocall and Verizon may each market their switch-based wireless data services utilizing the Company's wireless data network. Metrocall and Verizon are actively marketing such services. In 2000, Arch acquired Paging Network, Inc. and its wireless data network. To date, Arch has not substantially utilized the Company's wireless data network. During the second phase, the agreements provide that Arch, Metrocall and Verizon will install their own networks leveraging the Company's infrastructure and sites. Under these agreements, the companies share certain capital and operating expenses, which will significantly lower costs for those companies. As of September 30, 2001, only Verizon had elected to enter into the second phase of its agreement. As part of the agreements, the companies have agreed to pay a non-recurring engineering fee ("NRE"), which represents access to WebLink's technology for constructing a two-way wireless data network. This fee will be recognized by the Company on a straight-line basis as network revenues over the period from the election date for the second phase to the end of the contract. As part of the Verizon agreement, the Company pays Verizon an NRE for the use of some of its sites, which is recognized on a straight-line basis over a similar period as technical expense.

    Network revenues are comprised of: (1) NRE fees, (2) construction revenues related to the installation of transmitting and receiving equipment and (3) non-airtime service revenues.

SAB 101 - MULTIPLE-ELEMENT ARRANGEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which was adopted during the fourth quarter of 2000, effective January 1, 2000. SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. The adoption of SAB 101 resulted in a $149,000 charge in 2000, which was reported as a cumulative effect of a change in accounting principle. Under the provisions of SAB 101 relating to multiple-element revenue arrangements, the Company is required to bundle the equipment revenue and airtime revenue associated with wireless data devices for the following sales channels in the Wireless Data Division: Field Sales, National Accounts, Reseller and Carrier Services. The Company recognizes the revenue and related cost of sales over the expected customer relationship, which the Company estimates is three years. Sales of one-way devices in the Traditional Paging Division are not bundled. See discussion of "Revenue Recognition - Equipment Revenue", below.

     As a result of the adoption of SAB 101, the Company is deferring the recognition of equipment revenue and the related cost of sales, to the extent of the revenue, over the three year expected life of a subscriber. Any cost of equipment in excess of revenues from the sale of equipment is recognized at the time of sale and is not deferred. The deferred revenue is recorded as other long-term liabilities and has a balance of $13.1 million at September 30, 2001. The deferred cost of sales is recorded as other assets and has a balance at September 30, 2001 of $12.5 million.

     Prior to implementing SAB 101, the Company recognized revenue and cost of sales for equipment upon the sale of the device by the retailer.

SALES INCENTIVES AND REBATES

     During the third quarter of 2000, the Company initiated its national retail sales efforts for the new Motorola Talkabout T900 product. This sales program includes certain sales incentives paid to specified retailers when the product is sold by the retailer. These sales incentives, which result in a loss on the product, are recorded as a reduction to equipment revenue in the period the products are shipped to retailers, consistent with the EITF 00-14. However, due to the newness of this product and the nature of the arrangements with retailers, the Company is not recognizing revenue on these units until the retailers sell them to consumers. Hence, equipment revenue received from the retailer is recorded as deferred revenue until the device is sold to the consumer. Likewise, product sold subject to right of return by the retailer is recorded as an asset until sold to the consumer. The Company recorded an asset of $3.8 million for units held in retailers' inventory at September 30, 2001. All consumer rebates are recorded upon activation by the customer as a liability based on the Company's estimated redemption rate. The liability is recognized as a reduction of airtime revenue over the service period commitment.

EQUIPMENT REVENUE

    The Company's Traditional Paging Division recognizes equipment revenue upon the shipment of subscriber devices adjusted by allowances for normal returns. Recurring revenues, including revenue from airtime charges and fees for other services such as voice mail, customized coverage options and toll-free numbers, are recognized in the month in which the service is provided. All expenses related to the sale of equipment are recognized at the time of sale. See additional discussion under "Sales Incentives and Rebates," above.

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

     In the second quarter of 2001, the Company closed the remaining field sales offices and reduced its workforce by approximately 15% as part of the Company's plan to reduce expenses and cash requirements and maximize near term earnings before interest, taxes, depreciation and amortization, amortization of stock compensation and restructuring charges ("EBITDA"). The Company incurred $2.5 million in restructuring charges in the second quarter.

     In the third quarter of 2001, the Company announced that it will close its San Antonio, Texas call center by November 30, 2001 as part of a series of actions the Company is taking to size its operations to meet current demands and contain costs to achieve EBITDA targets. The Company also plans to move its distribution center from its current location in Garland, Texas to the Company's network operations facility in Plano, Texas and to reduce the size of its distribution center staff and certain headquarters' staff. The reduction-in-force totals 232 employees (approximately 20% of the Company's workforce), of which 151 are employed at the San Antonio call center. The Company is making these reductions primarily as a result of softness in the Company's retail consumer market. The Company incurred $2.0 million in restructuring charges in the third quarter. Also, see Note 12, "Subsequent Event".

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

                                                      SEPTEMBER 30, 2000     SEPTEMBER 30, 2001
                                                      ------------------     ------------------
                 Stock Options.................              6,678,726             6,635,222
                 Phantom Stock.................              1,075,000             1,075,000
                 Warrants......................              1,134,088             1,134,088
                                                      ------------------     ------------------
                                                             8,887,814             8,844,310
                                                      ==================     ==================

6. COMMITMENTS AND CONTINGENCIES

    In March and April of 2001, the Company was served with five lawsuits against it and John D. Beletic, its chairman, seeking to recover an unspecified amount of monetary damages allegedly caused by the Company's alleged fraudulent scheme to artificially inflate the price of the Company's common stock through a series of alleged false and misleading statements to the market and alleged material omissions in violation of federal and state securities laws. Four of the lawsuits are filed in the U.S. District Court for the Northern District of Texas and seek class action status on behalf of persons who purchased the Company's common stock on the open market during the period from December 29, 2000, through February 20, 2001. The fifth lawsuit was filed in the Dallas County Court at Law on behalf of a single stockholder that purchased the Company's common stock on the open market during the same time period. The fifth suit has been removed to the same federal court in which the other suits are filed. No discovery has yet occurred, and the Company believes the lawsuits have no merit. During the pendancy of the Chapter 11 case, plaintiffs are stayed under Section 362 of the Bankruptcy Code from pursuing the claims in the lawsuits.

    On September 29, 2000, the Company entered into a volume purchase agreement with Glenayre Electronics, Inc. (the "Volume Purchase Agreement") for the purchase or license of $20.8 million in wireless network infrastructure equipment and software through December 31, 2001. This equipment and software will allow the Company to expand its wireless data network capacity and increase speeds in the system enabling the Company to serve a larger subscriber base. As of September 30, 2001, the Company had purchased $9.5 million under this agreement. This contractual agreement will be subject to the provisions of the Bankruptcy Code and the Company's plan of reorganization.

7. COMPREHENSIVE INCOME (LOSS)

    In January 1998, the Company adopted the Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components within the financial statements. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income components are immaterial for the three and nine months ended September 30, 2000 and 2001 and, therefore, comprehensive income (loss) is the same as net income (loss) for these periods.

8. RELATED-PARTY TRANSACTIONS

     The Company engaged an affiliate as a financial advisor in connection with the negotiations of a possible merger with Metrocall and paid such affiliate $30,000. The affiliate also received fees of approximately $150,000 in connection with negotiating and finalizing the DIP financing.

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

    The Company has allocated proceeds from equity and debt between its Wireless Data and Traditional Paging Divisions. The methodology the Company follows results in the attribution of the proceeds of each offering based on the specific capital and operating requirements of each division. Free cash flow ("Free Cash Flow"), defined as EBITDA less capital expenditures, generated by a division is utilized to reduce its respective debt allocation. As of September 30, 2001, $153.1 million and $185.9 million of equity and $519.7 million and $40.5 million of debt have been allocated to the Wireless Data and Traditional Paging Divisions, respectively. For the three and nine months ended September 30, 2001, interest expense of $3.3 million and $29.2 million was allocated to the Wireless Data Division $5,000 and $3.2 million was allocated to the Traditional Paging Division, respectively.

    Operating expenses are allocated to each segment based on management's estimate of the utilization of resources by each segment.

    The following table sets forth segment financial information related to the Company's various operations (in thousands):

                                                                THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                      -------------------------------------------------------
                                                      WIRELESS     TRADITIONAL
                                                        DATA         PAGING      INTERNATIONAL   CONSOLIDATED
                                                      ---------    -----------   -------------   ------------
     Revenues.....................................    $   9,237    $    61,739   $          29   $     71,005
     Operating (loss) income......................      (26,077)        11,255            (156)       (14,978)
     Interest expense.............................       13,892          2,183              --         16,075
     Interest income..............................          160              -              --            160
     Net (loss) income ...........................      (39,843)         9,014            (156)       (30,985)
     Total assets.................................      311,433        138,394             391        450,218
     Capital expenditures.........................       11,499          1,056              --         12,555

                                                                THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                      -------------------------------------------------------
                                                      WIRELESS     TRADITIONAL
                                                        DATA         PAGING      INTERNATIONAL   CONSOLIDATED
                                                      ---------    -----------   -------------   ------------
     Revenues.....................................    $  22,759    $    29,228   $          30   $     52,017
     Operating loss...............................      (11,624)        (6,163)           (127)       (17,914)
     Interest expense.............................        3,275              5              --          3,280
     Interest income..............................           --             --              --             --
     Loss before bankruptcy reorganization items..      (15,144)        (6,549)           (127)       (21,820)
     Total assets.................................      281,933         95,912              --        377,845
     Capital expenditures.........................          250          1,068              --          1,318

                                                               NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                      -------------------------------------------------------
                                                      WIRELESS     TRADITIONAL
                                                        DATA         PAGING      INTERNATIONAL   CONSOLIDATED
                                                      ---------    -----------   -------------   ------------
     Revenues.....................................    $  25,377    $   201,564   $         167   $    227,108
     Operating (loss) income......................      (62,177)        29,317            (489)       (33,349)
     Interest expense.............................       41,464          7,504              --         48,968
     Interest income..............................          721            336              --          1,057
     (Loss) income before extraordinary item
       and accounting change......................     (104,993)        27,118            (666)       (78,541)
     Total assets.................................      311,433        138,394             391        450,218
     Capital expenditures ........................       26,067          7,696              --         33,763

                                                               NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                      -------------------------------------------------------
                                                      WIRELESS     TRADITIONAL
                                                        DATA         PAGING      INTERNATIONAL   CONSOLIDATED
                                                      ---------    -----------   -------------   ------------
     Revenues.......................................  $  68,325    $   106,361   $          56   $    174,742
     Operating loss.................................    (42,155)      (17, 317)           (887)       (60,359)
     Interest expense...............................     29,226          3,148              --         32,374
     Interest income................................        111             91              --            202
     Loss before bankruptcy reorganization items....    (71,602)       (21,057)           (887)       (93,546)
     Total assets...................................    281,933         95,912              --        377,845
     Capital expenditures including capital leases..      9,703          3,093              --         12,796

10. YAHOO! WARRANTS

    On April 16, 2001, the Company received from Yahoo!, Inc., notice of termination of the agreement between the Company and Yahoo!, Inc. because of the Company's announced intention to file a Chapter 11 bankruptcy petition and other alleged breaches of the agreement. Yahoo!, Inc. reserved all rights to which it may be entitled by law. Therefore, the $0.8 million intangible asset related to 200,000 of the warrants issued to Yahoo!, Inc. was expensed in the second quarter of 2001. In addition, the 300,000 remaining warrants vested and became exercisable on the Petition Date. In conjunction with the vesting of these additional warrants, the Company determined the fair value of the warrants on the vesting date and recognized $3,668 as cost of equipment sold and $7,335 as amortization as there were no future benefits associated with the warrants. The warrants were valued using the Black-Scholes pricing model.

11. NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board ("FASB") issued two new pronouncements in June 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 prescribes the accounting treatment and disclosures to all business combinations effective after June 2001. SFAS 142 defines the accounting treatment for all intangible assets, including goodwill, and provides methodology to be used to assess possible impairment of such intangibles. The adoption of SFAS 142 is required for fiscal years beginning after December 15, 2001 (fiscal year 2002 for the Company), except for acquisitions entered into after June 30, 2001. The Company is currently evaluating the potential impact of SFAS 142 on its financial position and results of operations.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143"). SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The Company is evaluating the future financial effects of adopting SFAS 143 and will adopt the standard effective January 1, 2003.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of SFAS 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to Statement No. 121. The Company is evaluating the future financial effects of adopting SFAS 144 and will adopt the standard effective January 1, 2002.


12. SUBSEQUENT EVENT

    On October 31, 2001, the Company announced an internal restructuring of its operations that positions the Company to emerge from its Chapter 11 proceedings either on a stand alone basis or upon consummation of a transaction with an outside investor. As part of the restructuring, approximately 160 positions will be eliminated at the end of the year. The cash severance expense associated with the restructuring is expected to be less than $1.0 million, which will be recorded in the fourth quarter of 2001. The actions are expected to position the Company to file a stand alone plan of reorganization if proposals satisfactory to the Company and its stakeholders for a merger, sale or similar transaction with third parties are not received in the coming weeks. Confirmation of the reorganization plan is subject to the requirements of the Bankruptcy Code, including approval of the Bankruptcy Court. However, implementation of the internal restructuring is not subject to bankruptcy court approval or confirmation of any plan of reorganization.

    The Company also announced that N. Ross Buckenham would be promoted to the additional position of chief executive officer of the Company effective upon Bankruptcy Court approval. John D. Beletic, currently the Company's chief executive officer, will continue to serve as chairman of the board.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Form 10-Q contains forward-looking statements. In addition to statements that speak to a time in the future, the words "estimate," "project," "plan," "expect," "believe", "anticipate", "intend" and similar expressions are intended to identify forward-looking statements. Readers are cautioned that such forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 involve risks and uncertainties, and are subject to change based on various important factors. The factors set forth in other filings with the Securities and Exchange Commission, as well as the following factors, could affect the Company's financial performance and could cause actual results to differ materially from those expressed in such forward-looking statements: the effect on the Company's business of operating while in Chapter 11 bankruptcy proceedings; the ability of the Company to continue operating as a going concern and successfully emerge from bankruptcy pursuant to a reorganization plan that provides for the Company to remain substantially intact; economic conditions and consumer confidence generally in the United States; the impact of technological change in the telecommunications industry; the future cost and availability of network infrastructure and subscriber devices; the impact of competition from broadband and narrowband personal communications service providers; pricing pressures on wireless data and paging products and services; the timely market acceptance of new products and services such as two-way messaging; changes in regulation by the Federal Communications Commission ("FCC") and various state regulatory agencies; and potential technical problems relating to the Company's wireless data network.

    The following is a discussion of the results of operations and financial condition of the Company for the three and nine months ended September 30, 2000 and 2001. This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report. Certain prior years' amounts have been reclassified to conform with the current year presentation.

CHAPTER 11 FILING

    On May 23, 2001 (the "Petition Date"), WebLink and its subsidiaries, PageMart PCS, Inc. and PageMart II, Inc., filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Code Sections 101-1330, as amended (the "Bankruptcy Code"), and is presently operating its business as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court"). The Chapter 11 cases are being jointly administered for procedural purposes only before the Bankruptcy Court under case no. 01-34275-SAF-11. See Note 1 of the "Notes to the Condensed Consolidated Financial Statements".

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

    The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Chapter 11 filing and related circumstances, including the Company's debt structure, default on all pre-petition debt, negative cash flows and recurring losses, as well as current economic conditions, raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. See "Liquidity and Capital Resources". As a result of the filing and related circumstances, however, such realization of assets and liquidation of liabilities are subject to significant uncertainty. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result in the event that the Company is unable to continue as a going concern. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying condensed consolidated financial statements. Additionally, the amounts reported on the condensed consolidated balance sheet could change materially because of changes in business strategies and the effects of any proposed plan of reorganization.

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

     Since commencing operations in 1990, the Company has invested heavily in its wireless communications network and administrative infrastructure in order to establish nationwide coverage and centralized customer service and administrative support functions. The Company incurs substantial fixed operating costs related to its wireless communications infrastructure, which is designed to serve a larger subscriber base than the Company currently serves in order to accommodate growth. In addition, the Company incurs costs associated with each new subscriber addition. The Company has sustained consolidated operating losses in each year of operations since inception. The Company sustained an aggregate $92.2 million operating loss from 1998 to 2000 and $17.9 million and $60.4 million operating losses for the three and nine months ended September 30, 2001, respectively. The Wireless Data Division has generated operating losses each year beginning in 1995 and management expects this trend to continue throughout

2001 with $11.6 million and $42.2 million operating losses in the three and nine months ended September 30, 2001. In the third quarter of 1997, the Company began generating operating profits in its Traditional Paging Division. However, in the fourth quarter of 2000, the Traditional Paging Division sustained a $1.5 million operating loss and, in the three and nine months ended September 30, 2001, this division sustained $6.2 million and $17.3 million operating losses, respectively, and management expects this trend to continue. The Company expects consolidated operating losses to continue at least through 2004.

    The Company's strategy is to expand its wireless data subscriber base and to increase profitability and cash flow through greater utilization of its nationwide wireless communications network. From the introduction of wireless data services in December 1998 to September 30, 2001, the number of wireless data units in service increased to 500,376. None of the Company's growth is attributable to acquisitions. The Company intends to achieve unit growth by promoting its wireless data services through its Carrier Services and Business Sales strategic business units ("SBUs").

    In the fourth quarter of 2001, the Company consolidated its five SBU's into two. The Carrier Services SBU now includes the former Reseller SBU and Wireless Control Systems (Telemetry) SBU. The new Business Sales SBU is a combination of the former National Retail, National Accounts and Field Sales SBUs.

     The Company sells and leases its subscriber units through the following distribution channels: (i) private brand strategic alliances, wireless data network alliances, local resellers and telemetry resellers through its Carrier Services SBU and (ii) direct business accounts and national and regional retail stores through its Business Sales SBU. The Company's primary emphasis is on indirect sales through its Carrier Services SBU. Over the coming months the Company plans to de-emphasize sales to consumers through retail stores and expects the number of retail stores offering the Company's subscriber units to be significantly reduced. The Company has closed its business sales offices and reduced its field sales force, but it maintains a small field sales force that continues to service existing business accounts and pursues opportunities that fit the Company's preferred customer profile. At September 30, 2001, 68% of the Company's domestic units in service originated from the Carrier Services SBU and 32% from its Business Sales SBU.

    The Company has historically sold, rather than leased, most of the subscriber units used by its subscribers. As a result, the Company has had much less capital invested in subscriber units than many other paging carriers since it has recouped a substantial portion of subscriber unit costs upon sale to subscribers, retailers and resellers. This has resulted in significantly lower capital expenditures and depreciation expense than if the Company had leased units to its subscribers. While the Company's capital expenditures for subscriber units had been increasing as the result of the Company's increased leased units in wireless data services, the Company expects this trend to reverse itself since it has de-emphasized marketing to corporate accounts.

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

    Approximately 90% of the Company's monthly average revenue per unit ("ARPU") is attributable to fixed fees for airtime, coverage options and features. The remainder is dependent on usage. Management anticipates that the Company's consolidated ARPU will increase as subscriber additions in the Wireless Data Division increase, since wireless data services yield a significantly higher ARPU than traditional paging services. Management anticipates that the Company's Traditional Paging Division's ARPU will decline somewhat in the foreseeable future.

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

RESULTS OF OPERATIONS

    The following discussion assumes the Company's ability to continue its operations as a going concern and, as a result, does not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of that uncertainty.

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

Units in Service

    The Company had 227,864 units in service as of September 30, 2000 compared to 500,376 as of September 30, 2001. The Company received its first shipments of full two-way wireless data devices in February 2000. In September 2000, the Company began receiving shipments of the Motorola Talkabout T900 which has contributed significantly to the unit growth in the Wireless Data Division. In July 2000, the Company added its first units in telemetry. As of September 30, 2001, the Company had 6,234 telemetry units in service included in total Wireless Data units in service.

    The Wireless Data Division experienced net unit additions for the three months ended September 30, 2000 of 81,055 and net unit decreases for the three months ended September 30, 2001 of 17,135. In the quarter ended September 30, 2001, the Wireless Data Division's average monthly disconnection rate was 2.9%. Additions for the quarter were reduced by approximately 13,600 net disconnects from Metrocall, Inc. in September primarily due to a database cleanup. Additions were also reduced by approximately 30,000 units as a result of the Company identifying certain delinquent accounts and units, which had not been terminated and written off pursuant to the Company's automated process. These accounts, which had been previously reserved, and units were terminated and written off in the third quarter.

    Management believes the reported churn rate is lower than what the steady state churn rate will be as churn rate benefits mathematically from the relative newness of the base because most of the subscribers have used the service less than one year as of the end of the third quarter.

Revenues

     Revenues for the three and nine months ended September 30, 2000 were $9.2 million and $25.4 million compared to $22.8 million and $68.3 million for the three and nine months ended September 30, 2001. Recurring revenues for the same periods were $6.8 million, $15.8 million, $19.7 million and $55.7 million, respectively. Revenues from equipment sales for the same periods were $1.7 million, $5.9 million, $2.3 million and $10.2 million, respectively. Network revenues, comprised of: (1) non-recurring engineering fees; (2) construction revenues related to the installation of transmitting and receiving equipment; and (3) non-airtime service revenues, for the same periods, were $0.8 million, $2.7 million, $0.8 million and $2.4 million, respectively. ARPU was $12.04 for the three months ended September 30, 2000 compared to $12.88 for the same period in 2001. Management expects Wireless Data's ARPU (excluding telemetry) to be approximately $13.00 for the remainder of 2001.

    During the third quarter of 2000, the Company initiated its national retail sales efforts for the new Motorola Talkabout T900. This sales program includes certain sales incentives paid to retailers when the product is sold by the retailer. These sales incentives, which result in a loss on the product, are recorded as a reduction to equipment revenue in the period the products are shipped to retailers, which is consistent with the Emerging Issues Task Force 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"). However, due to the newness of this product and the nature of the arrangements with retailers, the Company is not recognizing revenue on these units until the retailers sell them to consumers. Hence, equipment revenue received from the retailer is recorded as deferred revenue until the device is sold to the consumer. Likewise, product sold subject to right of return by the retailer is recorded as an asset until sale to the consumer. The Company recorded an asset of $3.8 million for units held in retailers' inventory at September 30, 2001. All consumer rebates are recorded upon activation by the customer as a liability based on the Company's estimated redemption rate. The liability is recognized as a reduction in airtime revenue over the service period commitment. As the Company de-emphasizes its retail distribution channel, product sales to retailers are expected to be significantly reduced.

    During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin Number 101 ("SAB 101") with an effective date of January 1, 2000. SAB 101 requires the deferral of revenue when the earnings process is not complete. The earnings process associated with equipment revenue from the sale of wireless data devices is not complete because airtime is an integral part of the transaction in instances when the Company sells both the device and airtime to the same individual. As a result, the Company is deferring the recognition of equipment revenue over the three year expected life of a wireless data subscriber. The Company has recorded $13.1 million in deferred revenue associated with SAB 101 as of September 30, 2001, which is recorded as other long-term liabilities.

Cost of Equipment Sold

    The cost of equipment sold for the three and nine months ended September 30, 2000 was $7.5 million and $13.1 million compared to $3.4 million and $14.8 million for the three and nine months ended September 30, 2001.

    As a result of the adoption of SAB 101, the Company's cost of equipment sold decreased. See "Wireless Data Division - Revenues" above. The Company recognizes an immediate loss in the amount of the cost of equipment sold in excess of revenue, and the remaining cost of equipment sold is deferred and recognized over the three year expected life of a subscriber. The Company has recorded $12.5 million in deferred cost of equipment associated with SAB 101 as of September 30, 2001, which is recorded as other assets.

Operating Expenses

     Technical expenses were $7.7 million and $22.3 million for the three and nine months ended September 31, 2000 compared to $7.8 million and $24.6 million for the three and nine months ended September 30, 2001. As the number of wireless data units in service grows, additional resources must be allocated to support those customers, some or all of which will be shifted from the Traditional Paging Division. This is expected to cause an increase in technical expenses in the Wireless Data Division in the future.

     General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for the three and nine months ended September 30, 2000 and 2001 were $3.3 million, $8.9 million, $7.0 million and $20.1 million, respectively. As the number of wireless data units in service grows, additional resources must be allocated to support those customers, some or all of which will be shifted from the Traditional Paging Division. This is expected to cause an increase in general and administrative expenses in the Wireless Data Division in the future.

    Selling expenses for the three and nine months ended September 30, 2000 were $4.8 million and $11.4 million compared to $2.4 million and $10.0 million for the three and nine months ended September 30, 2001. The primary reasons for the decrease were the closing of sales offices and reduction of the field sales force in the first half of 2001. However, management expects selling expenses to increase as resources are moved from the Traditional Paging Division to the Wireless Data Division.

    Depreciation and amortization was $10.8 million and $31.3 million for the three and nine months ended September 30, 2000 compared to $11.8 million and $35.4 million for the three and nine months ended September 30, 2001. Management anticipates depreciation and amortization expense to increase as it continues to allocate more of its resources to the expansion and development of wireless data services.

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

Units in Service

    Units in service from domestic one-way paging operations were 2,105,282 and 1,193,372 as of September 30, 2000, and 2001, respectively. The Company's one-way operations experienced a net decrease of 911,910 units in service from September 30, 2000 to September 30, 2001, as the general market for traditional paging declines. Unit decreases for the three months ended September 30, 2000 and 2001 were 175,373 and 210,253, respectively. This is a continued trend from 1998 and 1999. In the quarter ended September 30, 2001, the Traditional Paging Division's average monthly disconnection rate was 5.5%. Approximately 23,000 units of the 210,253 net deletions were due to units that were not terminated and written off pursuant to the Company's automated process. See discussion under "Wireless Data Division-Units in Service," above. Management believes there is a declining market for traditional one-way paging services, and some of the demand appears to be shifting to the higher quality and greater benefits of wireless data services. Management expects the significant decline in the Traditional Paging Division's number of units to continue for at least the next few quarters, and the Company's bankruptcy filing is likely to cause additional unit disconnections.

Revenues

     Total revenues for the three and nine months ended September 30, 2000 and 2001 were $61.7 million, $201.6 million, $29.2 million and $106.4 million, respectively. Recurring revenues for the same periods were $52.2 million, $168.8 million, $28.4 million and $101.4 million, respectively. Revenues from equipment sales were $9.5 million, $31.8 million, $0.9 million and $5.0 million, respectively. Recurring revenues dropped primarily due to a decreased subscriber base. Equipment revenue decreased due to the decrease in demand for traditional paging services and a decrease in price of the paging devices. Management expects recurring and equipment revenues to decrease over the next several quarters as the subscriber base decreases.

    The Company's ARPU was $7.94 and $7.28 in the third quarter of 2000 and 2001, respectively. The decrease in ARPU is primarily due to the transition of higher ARPU customers to wireless data services. Management expects ARPU to decline somewhat in the foreseeable future.

Cost of Equipment Sold

    The cost of equipment sold in the three and nine months ended September 30, 2000 and 2001 was $10.3 million, $37.0 million, $0.7 million and $5.6 million, respectively. The decrease is primarily due to decreased demand for traditional paging services. The Company expects subscriber device costs to generally remain relatively constant. The loss on equipment sold (equipment revenue less cost of equipment sold) is recognized when subscriber devices are shipped to the retailers, usually before the devices are placed into service. The Company has historically sold rather than leased the majority of devices in the Traditional Paging Division.

Operating Expenses

    Technical expenses were $7.1 million, $26.0 million, $9.9 million and $31.8 million for the three and nine months ended September 30, 2000 and 2001, respectively. The Traditional Paging Division's technical expenses for the three months ended September 30, 2000 were favorably affected by a $3.7 million reduction related to the execution of interconnection arrangements with local exchange carriers pursuant to the Telecommunications Act of 1996 and associated Federal Communications Commission and court rulings. The total reduction for the nine months ended September 30, 2000 was $7.3 million. The Company does not expect any future reductions in technical expense related to the interconnection arrangements. Management expects technical expenses to decrease in the future as resources are transferred to the Wireless Data Division. For both the three and nine months ended September 30, 2001, the Company incurred $2,000 in technical expenses associated with international operations.

    General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for the three and nine months ended September 30, 2000 and 2001 were $14.7 million, $51.3 million, $13.2 million and $45.5 million, respectively. The decrease was largely due to increased operating efficiencies and the transfer of resources to the Wireless Data Division. Management expects general and administrative costs to decline as resources are transferred to the Wireless Data Division. During the three and nine months ended September 30, 2001, the Company incurred $0 and $486,000 in general and administrative expenses associated with international operations.

    Selling expenses for the three and nine months ended September 30, 2000 and 2001 were $8.4 million, $26.8 million, $3.6 million and $12.1 million, respectively. The primary reasons for the decrease were the closing of sales offices and reduction of the field sales force in the first half of 2001 and the transfer of resources to the Wireless Data Division. Management expects this number to continue to decrease as resources are transferred to the Wireless Data Division. During the three and nine months ended September 30, 2001, the Company incurred $128,000 and $399,000 in selling expenses associated with international operations.

    Depreciation and amortization for the three and nine months ended September 30, 2000 and 2001 were $9.0 million, $27.9 million, $6.0 million and $22.9 million, respectively. The decrease resulted from the spending of only maintenance levels in capital expenditures. Depreciation and amortization should decline over the next few years. For both the three and nine months ended September 30, 2001, the Company incurred $1,000 in depreciation and amortization expenses associated with international operations.

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

     In the third quarter of 2001, the Company announced that it will close its San Antonio, Texas call center by November 30, 2001 as part of a series of actions the Company is taking to size its operations to meet current demands and contain costs to achieve EBITDA targets. The Company also plans to move its distribution center from its current location in Garland, Texas to the Company's network operations facility in Plano, Texas and to reduce the size of its distribution center staff and certain headquarters' staff. The reduction-in-force totals 232 employees (approximately 20% of the Company's workforce), of which 151 are employed at the San Antonio call center. The Company is making these reductions primarily as a result of softness in the Company's retail consumer market. The Company incurred $2.0 million in restructuring charges in the third quarter.

    On October 31, 2001, the Company announced an internal restructuring of its operations that positions the Company to emerge from its Chapter 11 proceedings either on a stand alone basis or upon consummation of a transaction with an outside investor. As part of the restructuring, approximately 160 positions will be eliminated at the end of the year. The cash severance expense associated with the restructuring is expected to be less than $1.0 million, which will be recorded in the fourth quarter of 2001. The actions are expected to position the Company to file a stand alone plan of reorganization if proposals satisfactory to the Company and its stakeholders for a merger, sale or similar transaction with third parties are not received in the coming weeks. Confirmation of the reorganization plan is subject to the requirements of the Bankruptcy Code, including approval of the bankruptcy court. Implementation of the internal restructuring is not subject to bankruptcy court approval or confirmation of any plan of reorganization.

    As a result of these restructurings, the Company expects technical, general and administrative, and selling expenses to decrease in 2002 from the 2001 levels.

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

Interest Expense

    As of the Petition Date, the Company began recording interest expense only for debt that will continue to be paid during the Chapter 11 proceeding or that is probable to be an allowed priority, secured or unsecured claim. Therefore, the Company is not recording the interest expense associated with the 11 1/4% Senior Subordinated Discount Exchange Notes due 2008 ("11 1/4% Notes"), the 15% Senior Discount Exchange Notes due 2005 ("15% Notes"), and the amortization of the deferred debt issuance costs associated with the 11 1/4% Notes and 15% Notes ("DDIC"). The Company continued to record interest expense related to a vendor financing arrangement and the credit agreement led by Bankers Trust Company and Morgan Stanley Senior Funding, Inc., as amended ("Amended Credit Facility"). The following table details the contractual and actual interest expense for the three and nine months ended September 30, 2001 and 2000 (dollars in millions).

                               CONTRACTUAL INTEREST EXPENSE                    ACTUAL INTEREST EXPENSE
                                Period ended September 30,     Period ended September 30,    Period ended September 30,
                                           2001                           2001                          2000
                               Three Months     Nine Months   Three Months    Nine Months   Three Months    Nine Months
                               ------------     -----------   ------------    -----------   ------------    -----------
11 1/4% Notes                    $   7.4          $  21.6         $  --          $ 11.2        $  6.6         $  21.1
15% Notes                            7.8             23.4            --            12.3           7.8            23.1
DDIC for 11 1/4% & 15%               0.3              0.8            --             0.4           0.3             0.9
notes
Vendor financing                     0.3              0.8           0.3             0.8            --              --
Amended Credit Facility              2.4              6.9           2.4             6.9           1.4             3.7
                                 -------          -------         -----          ------        ------         -------
                                 $  18.2          $  53.5         $ 2.7          $ 31.6        $ 16.1         $  48.8
                                 =======          =======         =====          ======        ======         =======

     Interest expense was favorably affected by the conversion of $84.5 million accreted value of the 11 1/4% Notes into equity during March 2000. Interest expense related to the 11 1/4% Notes is currently non-cash pay, since payment of interest was to commence in February 2003. For the three and nine months ended September 30, 2001, interest expense of $3.3 million and $29.2 million was allocated to the Wireless Data Division and $5,000 and $3.2 million was allocated to the Traditional Paging Division, respectively.

    The Company incurred approximately $0.5 million of interest and fees in association with the debtor-in-possession financing for the three and nine months ended September 30, 2001, discussed under "Liquidity and Capital Resources." The Company also incurred interest expense on two capital leases for which payments are currently being made. Total interest for the three and nine months ended September 30, 2001 was $99,000 and $260,000, respectively.

Net Loss

    The Company sustained consolidated losses before extraordinary item and the cumulative effect of an accounting change of $31.0 million and $78.5 million for the three and nine months ended September 30, 2000, respectively, including a $3.3 million gain recognized from the sale of the Company's investment in its Canadian affiliate in the first quarter of 2000. An extraordinary gain of $2.3 million was recognized in the first quarter of 2000 in conjunction with the early retirement of $84.5 million accreted value of the 11 1/4% Notes. In addition, $0.1 million of expense was recognized as a cumulative effect of accounting change in connection with the adoption of SAB 101. The Company sustained consolidated losses before bankruptcy reorganization items for the three and nine months ended September 30, 2001 of $21.8 million and $93.5 million, respectively. Bankruptcy reorganization items were $1.4 million in the third quarter of 2001 and $2.6 for the nine months ended September 30, 2001. Bankruptcy reorganization items consisted principally of legal and professional fees. Including the extraordinary item and the cumulative effect of an accounting change, the Company's consolidated net losses for the three and nine months ended September 30, 2000 were $31.0 million and $76.4 million, respectively. Including the bankruptcy reorganization items, the Company's consolidated net losses for the three and nine months ended September 30, 2001 were $23.2 million and $96.1 million, respectively. The increase in losses were primarily due to increased operating expenses associated with the operations of the Wireless Data Division and the decrease in subscribers in the Traditional Paging Division.

Allocation of Debt and Equity to Divisions

    The Company has allocated equity and debt between its Wireless Data and Traditional Paging Divisions. The methodology the Company follows results in the attribution of the proceeds of each offering based on the specific capital and operating requirements of each division. Free cash flow, defined as EBITDA less capital expenditures ("Free Cash Flow"), generated by a division is utilized to reduce its respective debt allocation. As of September 30, 2001, $153.1 million and $185.9 million of equity and $519.7 million and $40.5 million of debt has been allocated to the Wireless Data and Traditional Paging Divisions, respectively.

Selected Quarterly Results of Operations

     The table below sets forth management's presentation of the results of the Wireless Data and Traditional Paging Divisions' operations and other data on a quarterly basis for the six most recent fiscal quarters. This presentation should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this report and the Company's quarterly reports on Form 10-Q for the corresponding periods below, and should not be considered in isolation or as an alternative to results of operations that are presented in accordance with GAAP. (Certain amounts in the prior quarters have been reclassified to conform with the current quarter's presentation. These reclassifications include adjustments made for the adoption of SAB 101 and EITF 00-14.) (in thousands, except other data)

  WIRELESS DATA DIVISION

                                                                            THREE MONTHS ENDED
                                        ------------------------------------------------------------------------------------------
                                         June 30,       Sept. 30,        Dec. 31,        Mar. 31,        June 30,        Sept. 30,
                                           2000            2000            2000            2001            2001            2001
                                        ----------      ----------      ----------      ----------      ----------      ----------
                                                                                (unaudited)
Recurring revenues                      $    4,939      $    6,768      $   10,959      $   16,412      $   19,599      $   19,660
Network revenues                             2,253             800           1,028             863             781             769
Equipment revenues                           3,238           1,669           2,730           4,919           2,992           2,330
                                        ----------      ----------      ----------      ----------      ----------      ----------
                                            10,430           9,237          14,717          22,194          23,372          22,759

Cost of equipment sold                       4,312           7,532           6,264           7,002           4,399           3,366
                                        ----------      ----------      ----------      ----------      ----------      ----------

Net revenues                                 6,118           1,705           8,453          15,192          18,973          19,393
Technical expenses                           7,764           7,713           9,228           8,709           8,058           7,816
General and administrative expenses          1,383           3,329           4,348           6,454           6,598           7,040
Selling expenses                             3,858           4,832           6,529           4,852           2,803           2,364
Restructuring charges                           --              --              --             160           1,265             975
Depreciation and amortization               10,398          10,841          10,398          11,790          11,874          11,756
Amortization of stock compensation           1,066           1,067           1,066           1,066           1,067           1,066
                                        ----------      ----------      ----------      ----------      ----------      ----------

Operating loss (EBIT)                   $  (18,351)     $  (26,077)     $  (23,116)     $  (17,839)     $  (12,692)     $  (11,624)
                                        ==========      ==========      ==========      ==========      ==========      ==========

EBITDA (1)                              $   (6,887)     $  (14,169)     $  (11,652)     $   (4,823)     $    1,514      $    2,173
                                        ==========      ==========      ==========      ==========      ==========      ==========

Other data:
Ending units in service                    146,809         227,864         353,780         477,112         517,511         500,376
ARPU (2)                                $    13.66      $    12.04      $    12.56      $    13.17      $    13.14      $    12.88

(1) Earnings (loss) before interest, taxes, depreciation and amortization, amortization of stock compensation, and restructuring charges.

(2) Calculated by dividing recurring revenues for the quarter by the simple average number of units in service during that quarter. Stated as the monthly average for the quarter.

  TRADITIONAL PAGING DIVISION

                                                                            THREE MONTHS ENDED
                                        ------------------------------------------------------------------------------------------
                                         June 30,       Sept. 30,        Dec. 31,        Mar. 31,        June 30,        Sept. 30,
                                           2000            2000            2000            2001            2001            2001
                                        ----------      ----------      ----------      ----------      ----------      ----------
                                                                                (unaudited)
Recurring revenues                      $   58,639      $   52,220      $   43,440      $   39,068      $   33,961      $   28,363
Equipment revenues                          10,879           9,519           4,695           2,134           1,970             865
                                        ----------      ----------      ----------      ----------      ----------      ----------
                                            69,518          61,739          48,135          41,202          35,931          29,228

Cost of equipment sold                      14,115          10,265           6,550           3,038           1,920             683
                                        ----------      ----------      ----------      ----------      ----------      ----------

Net revenues                                55,403          51,474          41,585          38,164          34,011          28,545
Technical expenses                           9,297           7,076          11,957          10,831          11,110           9,906
General and administrative expenses         18,199          14,698          16,688          16,711          15,637          13,199
Selling expenses                             8,758           8,398           4,849           4,498           4,035           3,600
Restructuring charges                           --              --              --             160           1,264             976
Depreciation and amortization                9,433           8,980           8,502           8,450           8,500           5,960
Amortization of stock compensation           1,066           1,067           1,067           1,067           1,066           1,067
                                        ----------      ----------      ----------      ----------      ----------      ----------

Operating income (EBIT)                 $    8,650      $   11,255      $   (1,478)     $   (3,553)     $   (7,601)     $   (6,163)
                                        ==========      ==========      ==========      ==========      ==========      ==========

EBITDA(1)                               $   19,149(3)   $   21,302(4)   $    8,091      $    6,124      $    3,229      $    1,840
                                        ==========      ==========      ==========      ==========      ==========      ==========

Other data:
Ending units in service                  2,280,655       2,105,282       1,864,560       1,613,704       1,403,625       1,193,372
ARPU(2)                                 $     8.37      $     7.94      $     7.30      $     7.49      $     7.50      $     7.28

----------

(1) Earnings (loss) before interest, taxes, depreciation and amortization, amortization of stock compensation and restructuring charges.

(2) Calculated by dividing recurring revenues for the quarter by the simple average number of units in service during that quarter. Stated as the monthly average for the quarter.

(3) Excluding one-time revenues, reductions in technical expense associated with the Telecommunications Act of 1996, and the increased equipment losses associated with the PerComm launch, EBITDA would have been $14.8 million for the quarter.

(4) Excluding reductions in technical expense associated with the Telecommunications Act and certain other one-time items, EBITDA would have been $14.4 million for the quarter.

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

    The Company did not expect to have sufficient funds available to fund operations, cash interest payments, and capital expenditures, so it filed for Chapter 11 reorganization on May 23, 2001. On July 17, 2001, the Bankruptcy Court approved $15 million of debtor-in-possession ("DIP") financing. In conjunction with the order approving the DIP financing, the Bankruptcy Court also issued an agreed scheduling order providing that the Company will, as planned, take steps to proactively seek a stand alone transaction with new financing, or a merger or a sale transaction upon which the Company expects to base a plan for emergence from Chapter 11.

     The DIP financing is provided by the two principal lenders on the Amended Credit Facility. The DIP financing is secured by a superpriority lien on substantially all of the Company's assets, matures on December 31, 2001, and is conditioned on compliance with financial and other covenants and the scheduling order. The DIP financing contains restrictive covenants including, among other things, the maintenance of minimum consolidated EBITDA (as defined therein), minimum wireless data subscriber levels, and limitations on capital expenditures (a maximum of $27 million from April 1, 2001 to December 31, 2001). As of September 30, 2001, the Company is not in compliance with the EBITDA and wireless data subscriber level covenants. The Company does not plan to "cure" these defaults, as there is no plan to borrow under the DIP financing before its maturity on December 31, 2001. The DIP financing bears interest at the bank's prime rate plus 3.0% or at the London interbank offered rate ("LIBOR") plus 4.0%. The weighted average interest rate on the DIP financing for the third quarter was 9.4%. During the third quarter, the Company borrowed and paid back $1.0 million on the DIP financing. Total fees and interest incurred on the DIP financing in the third quarter was approximately $486,000.

    As of September 30, 2001, the Company had approximately $15.0 million in cash and cash equivalents.

    Capital expenditures (including capital leases) were $12.6 million and $33.8 million for the three and nine months ended September 30, 2000 and $1.3 million and $12.8 million for the three and nine months ended September 30, 2001. In September 2000, the Company signed a Volume Purchase Agreement with Glenayre Electronics, Inc. ("Glenayre") in which the Company committed to purchase or license $20.8 million of network infrastructure equipment and software through December 31, 2001. As of September 30, 2001, the Company had purchased $9.5 million under this agreement. This contractual agreement will be subject to the provisions of the Bankruptcy Code and the Company's plan of reorganization.

    The Company's net cash used by operating activities for the nine months ended September 30, 2000 and 2001 was $291,000 compared to $8.8 million, respectively. Net cash used in investing activities was $31.2 million and $12.4 million for the nine months ended September 30, 2000 and 2001, respectively, and was primarily for capital expenditures. Net cash provided by financing activities was $31.5 million and $29.2 million for the nine months ended September 30, 2000 and 2001, respectively. Net cash provided by financing activities in 2000 resulted from $8.3 million of proceeds from the issuance of common stock under the Company's stock option plans and $23.0 million in borrowings under the Amended Credit Facility. Net cash provided by financing activities for the nine months ended September 30, 2001 resulted primarily from $25.1 million in borrowings under the Amended Credit Facility and $5.7 million from borrowings under the vendor financing arrangement.

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

    On March 23, 2001, Motorola placed the Company on shipping hold and ceased shipping devices to the Company. In addition, the Company renegotiated its payment terms with PerComm, Inc. ("PerComm"), one of the Company's providers of one-way subscriber devices, and PerComm has agreed that it will only ship devices to the Company on a C.O.D. basis. The success of the Company's business plan is dependent on its ability to purchase subscriber devices in adequate quantities to meet its customers' demands. At this time the Company has been able to meet its customers' needs. However, if in the future the Company is unable to fulfill customers' orders based on shipment delays or the unavailability of devices, it would have a materially adverse impact on the Company's projected units in service, business and results of operations.

     In March 1997, the Company entered into a vendor financing arrangement with an infrastructure vendor (the "Vendor Financing Arrangement"), providing for the financing of infrastructure and other equipment over a period of 60 months from the date of initial drawdown. In September 2000, the maximum aggregate amount available was amended from $30 million to $10 million and is secured by the equipment purchased. The interest rate applicable to such financing is equal to the sum of 7% and LIBOR as published in The Wall Street Journal for three-month maturities or the sum of 4.25% and the U.S. prime rate of interest as published in The Wall Street Journal. During the nine months ending September 30, 2001, the Company borrowed an additional $5.7 million, for a total outstanding of $8.6 million after principal repayments of $0.7 million. Total availability under the Vendor Financing Arrangement at September 30, 2001, was $0.5 million. The weighted average interest rate for borrowings outstanding during the three months ended September 30, 2001 was 13.75%.

    In December 2000, the Company amended its credit facility to provide borrowings up to $80 million with an additional $20 million upon further approval of the banks. In the first quarter of 2001, the Company borrowed an additional $25.1 million to pay the interest due on the 15% Notes and support general operations. As of September 30, 2001, $78.5 million was outstanding in the form of term loans and $1.4 million in two letters of credit as security for the capital leases of computer equipment. As of September 30, 2001, the Company had no monies available under the Amended Credit Facility without the banks' prior approval, as the commitment to lend additional amounts expired with the Company's filing for reorganization. The Amended Credit Facility bears interest at the bank's prime rate plus 3.5% or at LIBOR plus 4.5%. The weighted average interest rate on the amounts borrowed for the period from January 1, 2001 to September 30, 2001 was 10.0%.

    As of September 30, 2001, the Company's principal indebtedness was $262.9 million under the 11 1/4% Notes, $207.3 million under the 15% Notes, $78.5 million under the Amended Credit Facility, $8.6 million under the Vendor Financing Arrangement and $2.9 million under capital lease obligations. The Company has classified the outstanding debt on the 11 1/4% Notes and the 15% Notes as current maturities of long-term debt as of December 31, 2000, because it was believed that the Company would not be able to comply with existing covenants through 2001. As of September 30, 2001, these maturities are classified as liabilities subject to compromise. The amounts borrowed under the Vendor Financing Arrangement and the Amended Credit Facility are classified as current maturities of long term debt at September 30, 2001, because the Company is in default as a result of the Chapter 11 filing.

    The indentures under which the 15% Notes and the 11 1/4% Notes were issued, the Vendor Financing Arrangement and the Amended Credit Facility contain certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets, enter into leases and engage in mergers and consolidations, and the Amended Credit Facility requires the Company to maintain certain operating and financial performance measures and limits the ability of the Company to make capital expenditures. During the pendancy of the Chapter 11 case, lenders may not pursue remedies for failure to comply with such covenants unless they obtain the approval of the Bankruptcy Court to lift the automatic stay imposed by Section 362 of the Bankruptcy Code.

    The Company believes that cash on hand and funds from operations will enable the Company to meet its current liquidity and capital expenditure requirements during 2001, although no assurances can be given in this regard. Until a plan of reorganization is approved, the Company's long-term liquidity and adequacy of its capital resources cannot be determined.

    Inherent in a successful plan of reorganization is a capital structure which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the Company. Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and stockholders may be substantially altered. At this time, it is not possible to predict the outcome of the Chapter 11 case, in general, or the effects of such case on the business of the Company or on the interests of creditors and stockholders. Management believes that it is highly unlikely that current equity security holders will receive any distribution under any reorganization plan as a result of the issuance of new equity to existing creditors.

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

    The Amended Credit Facility bears interest at the bank's prime rate plus 3.5% or at LIBOR plus 4.5%. The DIP financing bears interest at the U.S. prime rate plus 3.0% or at LIBOR plus 4.0%. Therefore, the Amended Credit Facility and the DIP financing are subject to short-term interest rate risk. At September 30, 2001, the balance outstanding under the Amended Credit Facility and the DIP financing was $78.5 million and zero, respectively. Consequently, a 100 basis point increase in the bank's prime rate or LIBOR would result in a $785,000 increase in interest expense over a twelve-month period.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

    In March and April of 2001, the Company was served with five lawsuits against it and John D. Beletic, its chairman, seeking to recover an unspecified amount of monetary damages allegedly caused by the Company's alleged fraudulent scheme to artificially inflate the price of the Company's common stock through a series of alleged false and misleading statements to the market and alleged material omissions in violation of federal and state securities laws. Four of the lawsuits are filed in the U.S. District Court for the Northern District of Texas and seek class action status on behalf of persons who purchased the Company's common stock on the open market during the period from December 29, 2000, through February 20, 2001. The fifth lawsuit was filed in the Dallas County Court at Law on behalf of a single stockholder that purchased the Company's common stock on the open market during the same time period. The fifth suit has been removed to the same federal court in which the other suits are filed. No discovery has yet occurred, and the Company believes the lawsuits have no merit. During the pendancy of the Chapter 11 case, plaintiffs are stayed under Section 362 of the Bankruptcy Code from pursuing the claims in the lawsuits.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    On May 23, 2001, WebLink Wireless, Inc. and its subsidiaries, PageMart PCS, Inc. and PageMart II, Inc. filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. As a result of these filings, WebLink Wireless, Inc. and its subsidiaries are in default under (1) the Amended Credit Facility, (2) the 11 1/4% Notes, (3) the 15% Notes and (4) the Vendor Financing Arrangement. As of September 30, 2001, $78.5 million in the form of term loans and $1.4 million in two letters of credit were outstanding under the Credit Agreement, $262.9 million principal amount of the 11 1/4% Notes was outstanding, $207.3 million principal amount of the 15% Notes was outstanding and $8.6 million principal amount of the Vendor Financing Arrangement was outstanding.

    As of September 30, 2001, the Company was not in compliance with EBITDA and wireless data subscriber levels covenants in its debtor-in-possession financing. At September 30, 2001, the Company had no amounts outstanding under the debtor-in-possession financing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         The exhibits listed on the accompanying index to exhibits are filed as part of this quarterly report.

     (b) Reports on Form 8-K:

         The following reports on Form 8-K were filed by WebLink Wireless, Inc. during the quarter ended September 30, 2001:

                  Current report on Form 8-K dated July 25, 2001, disclosing under Item 5 "Other Events", the issuance of the Company's July 20, 2001 press release announcing that the Company had won approval of the Bankruptcy Court of $15 million in debtor-in-possession financing.

                  Current report on Form 8-K dated August 22, 2001, disclosing under Item 5 "Other Events", the issuance of the Company's August 15, 2001 press release.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






WEBLINK WIRELESS, INC.



NOVEMBER 19, 2001              BY:   /s/ JOHN D. BELETIC
                                    -----------------------------
                                         JOHN D. BELETIC
                                         CHAIRMAN AND CHIEF EXECUTIVE OFFICER







NOVEMBER 19, 2001              BY:   /s/ JOHN R. HAUGE
                                    -----------------------------
                                         JOHN R. HAUGE
                                         SENIOR VICE PRESIDENT, FINANCE
                                         CHIEF FINANCIAL OFFICER AND TREASURER
                                         (PRINCIPAL FINANCIAL AND CHIEF
                                         ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

EXHIBIT NO.  DESCRIPTION
-----------  -----------
10.1         Debtor-In-Possession Credit Agreement dated July 18, 2001 among
             WebLink Wireless, Inc., Various Lenders and Bankers Trust Company
             (filed as an exhibit to the Company's Report on Form 8-K dated July
             25, 2001 and incorporated herein in reference).

10.2         Security Agreement dated July 18, 2001 among WebLink Wireless, Inc.
             and Bankers Trust Company (filed as an exhibit to the Company's
             Report on Form 8-K dated July 25, 2001 and incorporated herein in reference).

10.3         Pledge Agreement dated July 18, 2001 among WebLink Wireless, Inc.
             and Bankers Trust Company (filed as an exhibit to the Company's
             Report on Form 8-K dated July 25, 2001 and incorporated herein in reference).

10.4 Subsidiary Guarantee dated July 18, 2001 among certain subsidiaries of WebLink Wireless, Inc. and Bankers Trust Company (filed as an exhibit to the Company's Report on Form 8-K dated July 25, 2001 and incorporated herein in reference).

11.1* Statement regarding computation of per share earnings (loss) for the nine months ended September 30, 2001

11.2* Statement regarding computation of per share earnings (loss) for the nine months ended September 30, 2000

11.3* Statement regarding computation of per share earnings (loss) for the three months ended September 30, 2001

11.4* Statement regarding computation of per share earnings (loss) for the three months ended September 30, 2000

12.1*        Computation of ratio of earnings to fixed charges



*    Filed herewith