Form 10-K
period 2001-12-31
WEBLINK WIRELESS INC
filed 2002-04-16
CIK 947268

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     FOR THE TRANSITION PERIOD FROM                    TO
                                    ------------------    ------------------

                           COMMISSION FILE NO. 0-28196

                                   ----------

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

                                   ----------

      (Registrant's telephone number, including area code): (214) 765-4000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               TITLE OF EACH CLASS
                -------------------------------------------------
                Class A Common Stock, par value $0.0001 per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Class A Common Stock on January 31, 2002 on the over-the-counter bulletin board, was approximately $1,178,453. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

    As of January 31, 2002, there were 42,277,136; 3,809,363; and 131,250 shares of the Registrant's Class A, Class B and Class D common stock outstanding, respectively. There were no shares of the Registrant's Class C common stock outstanding at January 31, 2002.

                                     PART I

ITEM 1. BUSINESS

DEFINITIONS

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

    EBITDA represents earnings (loss) before interest, taxes, depreciation and amortization, amortization of stock compensation and restructuring charges. EBITDA is a financial measure commonly used in the Company's industry. EBITDA is not derived pursuant to generally accepted accounting principles ("GAAP"), and therefore should not be construed as an alternative to operating income, as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The calculation of EBITDA does not include commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company. The Company's definition of EBITDA may not be comparable to similarly titled measures used by other companies. Management believes the presentation of EBITDA is useful information to the investor because it depicts results of operations without considering the sunk costs of capital equipment (i.e., depreciation), the costs of financing (i.e., interest) and taxes. There are no legal or functional requirements that limit discretionary use of funds depicted by EBITDA.

    References to "wireless data" products and services mean the two-way messaging and telemetry products and services provided by the Company. References to "paging" products and services mean the traditional one-way numeric and word paging products and services provided by the Company.

    The Company's Consolidated Financial Statements included in this Form 10-K have been prepared assuming that the Company will continue as a going concern. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

FORWARD LOOKING STATEMENTS

    This Form 10-K contains forward-looking statements. In addition to statements that speak to a time in the future, the words "estimate," "project," "plan," "expect," "believe," "anticipate," "intend" and similar expressions are intended to identify forward-looking statements. Readers are cautioned that such forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") involve risks and uncertainties, and are subject to change based on various important factors. The factors set forth herein under "Risk Factors" and in other filings with the Securities and Exchange Commission ("SEC"), as well as the following factors, could affect the Company's financial performance and could cause actual results to differ materially from those expressed in such forward-looking statements: the effect on the Company's business of operating while in Chapter 11 bankruptcy proceedings; the ability of the Company to continue operating as a going concern and successfully emerge from bankruptcy pursuant to a reorganization plan that provides for the Company to remain substantially intact; economic conditions and consumer confidence generally in the United States; the impact of technological change in the telecommunications industry; the future cost and availability of network infrastructure and subscriber devices; the impact of competition from broadband and narrowband personal communication service providers; pricing pressures on wireless data and paging services; the timely market acceptance of new products and services such as 2way messaging; changes in regulation by the Federal Communications Commission ("FCC") and various state regulatory agencies; and potential technical problems relating to the Company's wireless data network. See "Risk Factors."

2001 BUSINESS DEVELOPMENTS

    In late 2000 and the first quarter of 2001, the Company expected that its operations would not generate sufficient cash flow in 2001 to fund its operating expenses, capital expenditures and interest payments. In the first quarter of 2001, the market environment continued to deteriorate and the Company was unable to raise the necessary capital. As a result, the Company's Board of Directors and management decided to explore other alternatives such as restructuring the Company's debt and/or a strategic combination with a company that would complement the Company's business. However, based on the Company's cash constraints and its inability to raise immediate capital, the Company decided to bring its expenditures more in line with its then current revenues.

    In February 2001, the Company significantly reduced the size of its field sales strategic business unit ("SBU"). As a part of that downsizing, the Company closed approximately 17 of its field sales offices and one of its customer support centers. The Company had a reduction-in-force ("RIF") of approximately 128 employees. However, the Company's efforts to find a strategic combination continued, and on April 2, 2001, the Company and Metrocall, Inc. ("Metrocall") announced that they had agreed to merge. The companies planned to effect the merger through concurrent Chapter 11 bankruptcy reorganizations commencing in May 2001. The consummation of the merger was subject to the satisfaction of certain conditions, including each company's ability to obtain adequate financing.

    At that time, the Company's operating plans were based on receiving approximately $50 million in debtor-in-possession ("DIP") financing to cover the Company's cash requirements in 2001 through the Chapter 11 process. However, the Company was unable to secure that level of commitment. As a result, it was necessary for the Company to develop a revised financial plan which would allow the Company to continue operations at an expense level more consistent with its then current cash flow from operations. As a result, in May 2001 the Company closed its 7 remaining field sales offices and one of its call centers and laid off approximately 250 employees.

    In mid May 2001, Metrocall announced that it was terminating the merger agreement. The Company determined that its best course was to pursue a stand alone reorganization, a financing transaction or a strategic combination through the bankruptcy process.

    On May 23, 2001 (the "Petition Date"), WebLink Wireless and its subsidiaries, PageMart PCS, Inc. and PageMart II, Inc., filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Code Sections 101-1330, as amended (the "Bankruptcy Code"), and is presently operating its business as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court"). The Chapter 11 cases are being jointly administered for procedural purposes only before the Bankruptcy Court under case no. 01-34275-SAF-11.

    Chapter 11 is the principal business reorganization chapter of the Bankruptcy Code. Under Chapter 11, a debtor is authorized to continue to operate its business and to reorganize for the benefit of its creditors and stockholders. In addition to permitting the rehabilitation of the debtor, another goal of Chapter 11 is to promote equality of treatment of creditors and equity security holders of equal rank. In furtherance of these two goals, upon the filing of a petition for reorganization under Chapter 11, the Bankruptcy Code generally provides for an automatic stay of substantially all acts and proceedings against a debtor and its property, including all attempts to collect claims or enforce liens that arose prior to the commencement of the debtor's case under Chapter 11. In addition, the debtors may reject or assume pre-petition executory contracts and unexpired leases, and other parties to contracts or leases that are rejected may assert rejection damage claims as permitted by the Bankruptcy Code.

    An official committee of unsecured creditors has been appointed in the Chapter 11 cases. In accordance with provisions of the Bankruptcy Code, the official committee will have the right to be heard on all matters that come before the Bankruptcy Court.

    Confirmation and consummation of a plan of reorganization are the principal objectives of a Chapter 11 reorganization case. A plan of reorganization sets forth the means for satisfying claims against, and interests in, a debtor. Confirmation of a plan requires, among other things, the affirmative vote of creditors holding at least two-thirds in total dollar amount and more than one-half in number of the allowed claims in each impaired class of claims that vote on the plan, and two-thirds in amount of equity interests in each impaired class of interests that vote on the plan. Section 1129(b) of the Bankruptcy Code, commonly referred to as the "cramdown" provision, permits confirmation of a plan of reorganization over the objection of one or more impaired classes under certain circumstances. Confirmation of a plan of reorganization by a bankruptcy court makes the plan binding upon the debtor, any issuer of securities under the plan, any person acquiring property under the plan and any creditor or equity security holder of the debtor. Subject to certain limited exceptions, the confirmation order discharges the debtor from any debt that arose prior to the effective date of the plan and substitutes the obligations specified under the plan.

     In July 2001, the Bankruptcy Court entered an order approving a $15 million debtor-in-possession credit facility ("DIP Facility") provided by the two principal lenders of the Company's pre-petition secured credit facility (the "DIP Lenders"). On December 31, 2001 the DIP Lender's commitment to lend under the DIP Facility expired, at which time there was no balance outstanding under the DIP Facility.

    In September 2001, the Company announced that over the course of the year its monthly revenues had declined significantly. Some of this decline was expected and planned for in the Company's revised budget in May. However, neither the full extent nor the full duration of the decline was, or could have been, anticipated at that time. The Company had experienced a substantial decrease in revenues from its consumer customers attributable primarily to its National Retail and Reseller SBUs. The Company anticipated further revenue declines in these consumer areas until such time as the economy rebounded and less expensive wireless data devices became available.

     As a result, to further align its expenses with its revenues and to capitalize on its strengths, the Company began focusing its resources on its core telecommunications wholesale business and its core strategic national accounts business. As part of the internal refocusing, the Company announced on October 31, 2001 that it would be eliminating its National Retail SBU and streamlining its operations by consolidating its distribution and sales efforts into two SBUs - Carrier Services and Business Sales. See "Sales and Marketing" below. This consolidation resulted in additional RIF's in November and December 2001. By year end, the Company had laid off most of its National Retail SBU employees, closed all but one of its call centers, consolidated its distribution and warehouse facilities and further reduced the personnel in its corporate headquarters. Approximately 320 positions were eliminated through these two RIF's. In addition, the Company rejected through the bankruptcy process substantially all of its material contracts with its traditional and online retailers, which terminated its relationship with these retailers and allowed the Company to avoid paying significant continuing fees and costs that would otherwise have been associated with termination of these agreements.

    In December 2001, John Beletic resigned as Chief Executive Officer ("CEO") but retained his position as Chairman of the Board. The Company's Board of Directors then promoted N. Ross Buckenham to the position of CEO. Mr. Buckenham also retained his positions as President and a director of the Company. Upon taking the CEO position, Mr. Buckenham reorganized the Company's senior management staff and the duties held by some of the members of senior management. See "Executive Officers and Directors of Registrant" below.

RECENT DEVELOPMENTS

    On April 15, 2002 the Company entered into a non-binding letter of intent with its secured lenders on the material terms of a plan of reorganization. The plan is expected to allow the Company to emerge from the Chapter 11 proceeding. This new plan of reorganization, when filed, will supersede the plan that was filed on January 31, 2002, which was based on a transaction described in the Company's previously announced letter of intent with Sun Capital Acquisition Corp. The Sun Capital letter of intent has expired, and the Company is no longer pursuing the transaction.

    The letter of intent with the secured lenders provides that WebLink Wireless would issue $40 million of new senior secured notes and 92.5% of the common stock of the reorganized entity to its secured creditors, and 7.5% of the common stock of the reorganized entity to its unsecured creditors upon the effective date of the plan of reorganization. The common stock to be issued to creditors would be subject to dilution by a management equity plan. The new senior secured notes would be issued in two tranches, $30.0 million of which would have interest paid currently in cash with a four year principal amortization schedule and $10.0 million of which would have interest paid in kind with a four-year maturity date. The Company's excess cash at the effective date of the plan of reorganization would be paid to the secured creditors, with the amount of excess cash above $3.0 million being applied to pay the principal of the new notes. Up to 15% of the common stock of the Company would be reserved for issuance to management. WebLink Wireless does not expect its current equity holders to receive any property, securities or cash in exchange for their equity holding in a restructuring. The Company expects the equity holders' stock will be cancelled at the time a plan of reorganization becomes effective.

    Confirmation of the plan of reorganization is subject to conditions imposed by the Bankruptcy Code, including the approval of the Bankruptcy Court, and approval of the FCC of the change in control of the Company's FCC licenses.

    The Company's independent certified public accountant, Arthur Andersen, LLP has informed the Company that on March 14, 2002, it was indicted on federal obstruction of justice charges arising from the government's investigation of Enron. Arthur Andersen has indicated that it intends to contest vigorously the indictment. The Company has not yet determined whether to retain Arthur Andersen as its independent certified public accountant for 2002. As a public company, the Company is required to file with the SEC periodic financial statements audited or reviewed by an independent certified public accountant. The SEC has said that it will continue accepting financial statements audited by Arthur Andersen, and interim financial statements reviewed by it, so long as Arthur Andersen is able to make certain representations to its clients. The Company's Audit Committee has been carefully monitoring this situation. If the Company decides not to retain Arthur Andersen or if Arthur Andersen becomes unable to make the required representations to the Company or if for any other reason is unable to perform required audit-related services for the Company, the Company would promptly seek to engage new independent certified public accountants.

GENERAL

    The Company is a leading provider of wireless data and paging services. During 2001, the Company continued offering wireless data services, including device-to-device ("2way") messaging, wireless e-mail and business forms and wireless transmission of machine originated data (telemetry), building upon the new vision of the Company as a provider of wireless data services to leading telecommunication companies, strategic resellers, value added resellers (VARs) and businesses. The Company's nationwide Internet protocol ("IP") based wireless data network covers approximately 90% of the U.S. population.

    The Company provides wireless data services through its Wireless Data Division. Wireless data service provides messaging capabilities such as 2way communications, allowing people to converse in an unobtrusive near real time manner, and wireless e-mail allowing people to send and receive e-mail messages to or from any Internet e-mail address. Businesses are increasingly deploying the Company's wireless forms applications to automate dispatch, trouble ticketing, sales, and remote worker scheduling and management. These applications have enjoyed success with businesses, where they can provide a significant return on investment through productivity enhancements. In addition, the Company's web site serves as a portal through which customers can order Internet-based information which will be forwarded to their devices periodically or upon request. Telemetry applications allow machines such as office, vending or metering equipment to wirelessly report information such as alarm status, inventory levels and usage to the equipment owner or operator. At December 31, 2001, the Company had 508,089 wireless data units in service.

    The Company provides paging services through its Traditional Paging Division. The Company built its paging strategy around the concepts of diversified distribution channels, exclusive nationwide frequencies, efficient and flexible network architecture, and centralized control of the network and administrative functions. The result was rapid subscriber growth that was generated internally rather than through acquisition of other paging carriers. However, the paging industry stopped growing in 1998 and is now a declining business. In 2001, paging units in service declined by 836,330 and recurring revenue declined by $85.2 million. As a result, while the paging business is expected to continue to produce cash flow in 2002, the Company expects this business to continue to decline and to represent a small portion of the enterprise value of the Company. At December 31, 2001, the Company had 1,028,230 paging units in service.

    The Company also provides its U.S. domestic customers with seamless paging services across the Americas, including Canada, Mexico, much of the Caribbean and Central America, and parts of South America. Through network affiliation agreements with owners of foreign networks, the Company's network is interconnected with foreign networks operating on a common frequency, thus providing roaming capabilities for the Company's customers in the foreign countries and for the customers of the foreign networks in the United States. See "International Strategy."

    The Company believes it is currently the fourth largest wireless messaging carrier in the United States, based on 1,536,319 units in service as of December 31, 2001. Its web site is located at www.weblinkwireless.com. The Company does not intend for the information found on its web site to be part of this Form 10-K.

PRODUCTS AND SERVICES

    WIRELESS DATA SERVICES. The Company's wireless data services include the following:

    Device-to-Device Messaging. Device-to-device 2way messaging allows mobile subscribers to send and receive messages to or from other wireless data devices and digital phones in an unobtrusive near real-time manner. Subscribers may send messages to other subscribers that have either paging or wireless data subscriber devices, and to any other device that has an e-mail address, even if it is not a device receiving service on the Company's network. Subscribers can originate messages either from the subscriber device keyboard or by using standard responses preprogrammed in the subscriber device or by choosing one of multiple responses embedded in a received message.

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

    Enhanced Paging. With enhanced paging service, if a subscriber device does not acknowledge receipt of a message, the network will store the message and forward it later. For example, if a subscriber travels outside the network coverage area or the subscriber device is turned off, the network will store messages for a fixed period of time. When the subscriber returns to a coverage area or turns on the subscriber device, the subscriber device registers with the network and the stored messages are automatically re-transmitted. The Company currently offers both local and nationwide enhanced paging services.

    Enterprise Solutions. In 1999, the Company introduced its Enterprise Solutions Partner Program to ally with leading software developers, information technology and business solutions companies and consultants to integrate information technology with wireless technology to expand corporate customers' enterprise applications using wireless data technology. The Company's Enterprise Solutions Partner Program is creating solutions that allow professionals in the field to access corporate databases, systems, Intranets and e-mail via the Company's wireless data network, as well as offer "wireless forms" such as dispatch, asset tracking, help desk, field service automation and sales force automation resident on a wireless data handheld device.

    Machine (Telemetry) Communications. The Company has been working with numerous value added resellers to place wireless devices into machines to monitor and/or report alarms, data or usage statistics. Approximately 7,400 machines were linked to the Company's wireless data network as of the end of 2001.

    PAGING SERVICES. The Company offers traditional numeric and word paging services. Numeric paging provides the subscriber with the telephone number of the person who is seeking to contact the subscriber. Word paging offers the subscriber the ability to receive a word message rather than simply a numeric message. The Company currently offers local, regional and nationwide numeric and word paging services.

    ADDITIONAL VALUE-ADDED SERVICES. The Company offers subscribers a number of additional value-added services, including voice mail services that allow subscribers to retrieve voice messages from persons attempting to contact the subscriber, and a message retrieval service which allows a traditional paging service subscriber to retrieve messages that were sent at a time when the subscriber was outside of his or her service area. Other optional services include operator dispatch services, nationwide toll-free access numbers for subscribers, a customized voice prompt that allows subscribers to record a personal greeting, maintenance agreements and loss protection programs. During 2001, approximately 21% of the Company's recurring revenues were derived from these additional services.

    SUBSCRIBER AND TELEMETRY DEVICES. The Company's wireless data and paging services are delivered to pocket-sized subscriber devices and telemetry devices which the Company or its wholesale partners sell or lease to businesses and other end-user subscribers.

    Paging subscriber devices are available from a number of manufacturers. Wireless data subscriber devices are currently available only from Motorola, Inc. ("Motorola"). The Company's wireless data services (other than telemetry) currently utilize the Motorola T900 and P935 devices, and the Company's wireless telemetry services currently utilize the Motorola Creatalink 2XT(TM). However, on December 3, 2001, Motorola announced that as of mid 2002 it intends to discontinue distributing wireless data products such as the Talkabout(R) T900, Timeport(TM) P935 personal communicator and the Creatalink 2XT, as well as its paging products. Motorola has announced its intent to sell its subscriber device product lines. The Company expects that continued supply of these products will be available from the purchasers of the product lines, although no assurance of this can be given. In addition, the Company is working with several domestic and foreign device manufacturers to develop additional wireless data devices. Several of these companies have announced that they are negotiating or have successfully negotiated with Motorola to secure a license to the ReFLEX technology. In late 2001, Percomm, Inc. a Korean based manufacturer, acquired the Glenayre Technologies, Inc. ("Glenayre") transceiver ReFLEX radio chip set and in early 2002 hired several members of Glenayre's engineering team. Percomm has also informed the Company that it is close to signing a deal with Motorola that will give Percomm the necessary rights to the ReFLEX protocol. Percomm previously supplied the Company with paging devices and the Company is currently negotiating a deal with Percomm to purchase wireless data devices from Percomm as soon as they are commercially available. In addition, the Company is working with several other potential manufacturers of wireless data devices to secure purchase rights if and when they complete development of a commercially viable device. Motorola has sold the Creatalink 2XT product line to SmartSynch. At this time the Company is currently negotiating a purchase agreement with SmartSynch. In addition, Advantra International has informed the Company that it intends to have a commercial telemetry device by the end of 2002. The Company expects to have a purchase agreement in place with Advantra by the end of the second quarter of 2002. The Company can give no assurance, however, that additional subscriber or telemetry devices will be developed or will be available to the Company on acceptable terms.

    The Company believes that it has or can acquire sufficient inventories of subscriber devices to meets its 2002 business plan. The success of the Company's 2003 business plan is dependent on its ability to purchase wireless data subscriber devices in adequate quantities to meet its customers' demands. The Company's inability to fulfill customers' orders based on shipment delays or the unavailability of devices would materially adversely impact the Company's projected units in service, business and results of operations for 2003 and beyond and raise substantial doubt about the Company's ability to continue as a going concern. See "Risk Factors -- We Depend on Key Suppliers That We Do Not Control."

SALES AND MARKETING

    GENERAL. The Company's customers include individuals, corporations and other organizations that desire affordable communication and information services offering substantial mobility and accessibility. The Company utilizes a number of distribution channels to market its products and services, including marketing directly through its business sales force and indirectly through strategic alliances with other communications providers and regional and local resellers. In 2001, Metrocall, BellSouth, Verizon and Ameritech represented 10.6%, 8.6%, 7.4% and 5.1%, respectively, of the Company's total revenues. The loss of any of these customers would have an adverse effect on the Company's revenue and EBITDA. In the fourth quarter of 2001, the Company consolidated its five SBUs into two. The Carrier Services SBU now includes the former Reseller SBU and Wireless Control Systems (Telemetry) SBU as well as the International SBU. The new Business Sales SBU is a combination of the former National Retail, National Accounts and Field Sales SBUs.

    CARRIER SERVICES. The Company believes that its wireless data network is a low cost, high functionality, large footprint network compared to the networks of its current competitors, which will make reselling of the Company's services attractive to other paging and telecommunications providers and other resellers. These companies purchase the Company's services at wholesale rates and resell such services under their own brand names.

    The Carrier Services SBU distributes services through five categories of resellers: telecommunications alliance partners, network alliance partners, local and regional resellers, telemetry resellers and international alliances. Through its Carrier Services SBU, the Company has established numerous strategic relationships with large telecommunication providers, such as Cingular Wireless, BellSouth Telecommunications, Ameritech Mobile Services, Inc., Excel Communications, Inc., Alltel Communications, and Sprint Wireless. These companies utilize their brand awareness, billing, and distribution efficiencies to market private brand subscriber devices and services using the Company's transmission network. The Company also has similar strategic alliances with regional telecommunication providers that also resell the Company's services in their specific coverage areas. These relationships include companies such as US Cellular, First Cellular of Southern Illinois, Pioneer Cellular and Bluegrass Cellular. The Carrier Services SBU is positioned to support both large and small carriers through the bundling and integration of messaging services into an extended portfolio of communication services.

    Although the Company's focus is now on wireless data services, the Company also provides paging services to carriers for resale to their end-users. As of the end of 2001, the Company had arrangements to provide paging services to Teletouch, Aquis, Network Services, Amtel and Satellink.

    The Company has network strategic alliance agreements with Arch Wireless, Inc. ("Arch"), Metrocall and Verizon Messaging ("Verizon"). As of the end of 2001, these three carriers were the first, second and third largest independent messaging carriers, respectively, in the United States. These agreements are organized in two distinct phases. During the first phase, Arch, Metrocall and Verizon may each market their switch-based wireless data services utilizing the Company's wireless data network. During the second phase, the agreements provide that Arch, Metrocall and Verizon will install their own networks leveraging the Company's infrastructure and sites, so the parties share certain capital and operating expenses, which significantly lowers costs for both companies.

    As of year end 2001, Metrocall and Verizon are actively marketing their switch based wireless data services under phase one of their agreements. Metrocall has not yet elected to enter the second phase. Metrocall is expected to file a voluntary petition under Chapter 11 in the near future, so no assurance can be given that the agreement will remain in effect for its stated term. Verizon has elected to enter phase two in a limited geographic area and continues to offer phase one switch based services in the remainder of the U.S. In 2000, Arch acquired Paging Network, Inc. and its wireless data network. Arch has utilized the phase one switch based services only to a limited extent for coverage where its network has no coverage. Arch has filed a petition under Chapter 11. It has informed the Company that it intends to reject and terminate the strategic alliance agreement, but would like to negotiate a new agreement that does not contain the phase two obligations. There can be no assurance of the success of the arrangements with Arch, Metrocall and Verizon or of similar arrangements with other smaller paging carriers.

    The Company sells products and services to local and regional resellers. These resellers do not have their own network facilities, but resell the services of one or more facilities-based carriers. Because the reseller business model is (i) highly competitive in nature, (ii) driven almost solely by price and (iii) based primarily on large volume, if the Company experiences difficulties or delays in obtaining messaging devices to make available to resellers at competitive prices, the Company would be materially adversely impacted.

    The wireless data machine communications (telemetry) group develops cutting-edge, standards-based, cost-effective technology for any industry, business or consumer with the need to transport machine-originated data over a wireless network. This group offers customized, integrated, end-to-end solutions with software applications that allow computer-based devices to transmit and receive data over the Company's nationwide wireless data network.

    In October 2000, the Company began offering wireless data machine (telemetry) services over its network utilizing "transceiver" Motorola Creatalink 2XT devices. As of December 31, 2001, the Company's largest telemetry customers were companies such as Isochron Corporation and Stitch Networks, both of which purchase the Creatalink 2XT devices and resell the Company's services with specially developed software to companies which utilize vending machines to distribute goods such as ice, snacks and other refrigerated products. In addition, the Company is working with other companies on telemetry applications in the multimedia, home security, environmental, control systems, office machine monitoring, home automation and vehicle location and tracking industries, among others. The success of wireless telemetry services could be affected by matters beyond the Company's control such as the availability and viability of transceiver devices, the degree of market acceptance and the financial stability of the Company.

    At December 31, 2001, the Carrier Services SBU accounted for approximately 69% of the Company's domestic units in service.

    BUSINESS SALES. The Business Sales SBU sells and leases subscriber devices and sells services directly to major corporate accounts through a specialized direct sales force. Currently, the Company has contracts with many large national accounts such as Hillenbrand Industries, Sprint/United Management Company, America Online, Inc., and Verizon Wireless, among others. The Company continues to believe that the strongest market demand for wireless data services will develop out of large, geographically dispersed corporate accounts. These types of corporate accounts have a growing need for mobile, reasonably priced access to communication and information services with wide area coverage. The Business Sales SBU emphasizes sales of wireless data devices as a complete solution for the business messaging needs of large corporate entities.

    Even though the National Retail SBU has been disbanded, through the Business Sales SBU the Company continues to sell subscriber devices through a few online retailers. At this time, this business is immaterial to the Company. In addition, some of the retailers whose contracts have been terminated continue to sell the inventory they had on hand at the time the contracts were terminated. The Company continues to honor customer rebates and retailer sales incentives on such sales.

    As with the Company's other sales SBU, the success of the Business Sales SBU could be materially adversely affected by factors beyond the Company's control, such as the availability of subscriber devices and the financial stability of the Company. In particular, because many customers of the Business Sales SBU prefer to lease devices rather than purchase them, the availability of subscriber devices to lease is important to its success. In addition, since many of these customers are large corporations, the Company's creditworthiness could have a materially adverse effect on the Company's ability to sell services to these customers.

    At December 31, 2001, the Business Sales SBU accounted for approximately 31% of the Company's domestic units in service.

TRANSMISSION NETWORK

    GENERAL. The Company's network covers approximately 90% of the population of the United States. The network utilizes the ReFLEX25(R) protocol developed by Motorola for wireless data services and the FLEX and POCSAG protocols for its traditional paging services.

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

    Paging services utilize only the transmission part of the network. Paging subscriber devices contain only a receiver. Since the network cannot determine the location of a subscriber device, each message must be broadcast from every transmitter in the subscriber's chosen coverage area. If the subscriber device is not in its coverage area when a message is broadcast, the message will be lost unless the subscriber has purchased message retrieval service.

    INFRASTRUCTURE EQUIPMENT. The infrastructure of the Company's network consists of home terminals, encoders, satellite access controllers ("SACs"), very small aperture satellite terminals ("VSATs"), radio transmitters and receivers, switches, radio frequency controllers and ancillary equipment, such as coaxial cable and antennas. The Company purchases infrastructure equipment (other than SACs, VSATs and ancillary equipment) from Glenayre, the industry's leading equipment supplier. The Company understands that Motorola and Glenayre have cross-licensed the relevant FLEX and ReFLEX protocols. Receivers are available from several suppliers. However, the Company believes that Glenayre is the only qualified supplier of certain infrastructure equipment. As a result, the Company has been dependent on Glenayre for much of its infrastructure equipment.

         In May 2001, Glenayre announced its intention to discontinue operations of its wireless messaging business unit. Glenayre further announced a "last time buy" for many wireless messaging products. It is the Company's understanding from Glenayre that Glenayre intends to sell the wireless messaging infrastructure technology. Even if this does not occur, the Company believes that it has sufficient inventory on hand to fulfill its needs for infrastructure equipment through 2003. In addition, the Company is developing replacement equipment for the critical items of equipment that the Company expects not to be available from any alternative source.

         Glenayre's announcement specified that its discontinuance of this business unit would not impact its current Glenayre Care equipment maintenance and software support programs for customers that had Glenayre Care contracts in place at the time of the announcement. At the time of the announcement, the Company had a Glenayre Care Agreement in effect, which expired on December 31, 2001. As of the date of this filing, Glenayre is providing Glenayre Care on a month to month basis, and the Company is negotiating with Glenayre to extend the agreement.

         In October 2001, Glenayre filed a motion in the Bankruptcy Court to modify the automatic stay allowing Glenayre to foreclose on collateral and terminate non-exclusive software licenses. As of the Petition Date, the Company was indebted to Glenayre in the amount of $8.6 million (the "Indebtedness") for the purchase of certain network equipment and software licenses. The Indebtedness is secured by such equipment and software licenses, which represent only a small fraction of the infrastructure equipment that comprises the Company's network. Nevertheless, the software licenses held by the Company relating to such equipment are necessary for the Company to continue its current operations. The Company does not believe that Glenayre's arguments to terminate the software licenses would ultimately be successful; however, the issues raised by Glenayre's pleadings have not been definitively decided by the courts in the jurisdiction where the Company's bankruptcy proceedings are ongoing. Therefore, in order to avoid further litigation and to maintain its relationship with Glenayre, the Company is negotiating an overall settlement with Glenayre that it expects will address the continued use of the licenses and Glenayre Care maintenance and support services. Portions of this settlement will likely be subject to confirmation of a plan of reorganization providing certain defined benefits for Glenayre. While the Company believes that it will reach a settlement with Glenayre, no assurance of this can be given.

         The availability of maintenance and support services is vital to the Company's on-going operations. If the Company was unable to purchase such equipment, software or maintenance and support services, the Company could be materially adversely impacted. See "Risk Factors -- We Depend on Key Suppliers That We Do Not Control."

    SATELLITE SERVICES. The Company uses satellite communications to control the transmitters and receivers in its network in a flexible and efficient manner. The Company leases satellite services pursuant to agreements with ITC Deltacom and SpaceCom Systems, Inc. ("SpaceCom"). In 2001 the Company amended and assumed its contracts with both satellite providers through the bankruptcy process. The agreements subject the Company to monthly service charges based on the amount and types of services used and expire on July 31, 2003 and August 31, 2005, respectively. The agreements may be terminated upon certain failures of the Company to pay monthly service fees. Management believes that the services provided by ITC Deltacom and SpaceCom are sufficient to meet the Company's foreseeable needs and that there are alternative satellite resources available to the Company on comparable terms and conditions. As a result, the Company does not believe the loss of its relationship with its current satellite suppliers would have a material adverse long-term effect on its business and operations, but a loss of the services provided by ITC Deltacom would result in a significant expense for the Company since it would require movement of equipment at uplink sites and possibly repointing the dish antenna at each of the Company's transmitter/receiver sites.

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

    The Company has paging roaming agreements with network owners in 12 countries in North, Central and South America as well as the Caribbean. WebLink has 10-year exclusive network affiliation agreements with leading paging companies in Canada, Mexico, El Salvador, Guatemala, Costa Rica, Panama, Columbia, Venezuela, the Dominican Republic, Cayman Islands, Trinidad and Tobago, and Haiti. In addition, the Company owns a network in Puerto Rico, and the U.S. Virgin Islands. The same nationwide 929 MHz frequency used by the Company for traditional paging in the United States has been licensed by the Company's network affiliates in each affiliated country. The common frequency allows the Company and its network affiliates in each country to provide customized coverage that extends beyond the borders of the serving country, using the same subscriber device. However, there can be no assurance that each country in which the Company seeks to expand coverage will have a frequency available that is common to one of the Company's U.S. nationwide frequencies.

    Three of the Company's most significant network affiliation agreements are with Bell Canada, Telefonos de Mexico ("TelMex") and Enlaces Radiofonicos d/b/a Digitel. In 1997, the Company entered into an exclusive 10-year network affiliation agreement with TelMex for paging service through its wholly owned subsidiary, Buscatel. Buscatel's network covers 33 metropolitan areas in Mexico. The two companies jointly market traditional paging services and co-brand subscriber devices where appropriate. In February 2000, the Company entered an exclusive 10-year network affiliation agreement with Bell Canada. In December 2000, Bell Canada was the Company's first foreign network affiliate to add nationwide wireless data service, allowing seamless wireless data roaming by the customers of each company over the network of the other. In 2001, the Company entered into a an affiliation agreement with Digitel for the provision of wireless data services in Mexico City and other major metropolitan areas in Mexico. As of April 2002, Digitel was negotiating with the administrative agency in Mexico responsible for the regulation of narrowband frequencies to acquire a license for the same frequency as the Company uses in the United States.

COMPETITION

    The Company competes primarily on the basis of its equipment and wireless services prices, quality of service and coverage capability. Its competitors include both companies which provide wireless data, paging or other mobile communications services in local markets and regional and nationwide service providers. Other wireless data carriers providing 2way services include MCI WorldCom SkyTel ("SkyTel"), Cingular Wireless, Motient Corp. and Arch. Other paging carriers include regional telephone companies and both small and large paging service providers, such as Metrocall, Verizon, Arch and SkyTel. Certain of these companies have substantially greater financial, technical and other resources than the Company. In addition, a number of telecommunications carriers (including providers of broadband PCS) have constructed or are in the process of constructing nationwide wireless networks providing services that compete with the Company's services, including wireless data services.

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

    Technological advances in the telecommunications industry have created, and are expected to continue to create, new services and products competitive with the wireless services currently provided by the Company. In addition, certain companies are developing paging and wireless data services which may compete with the paging and wireless data services which the Company expects to provide. See "Risk Factors."

GOVERNMENT REGULATION

    Wireless messaging operations are subject to regulation by the FCC under the Communications Act of 1934, as amended (the "Communications Act"), including the amendments contained in the Telecommunications Act of 1996 (the "1996 Act").

    The Company provides wireless data and traditional paging services directly to subscribers over its own transmission facilities. The Company (through subsidiaries) holds three exclusive nationwide paging licenses (the "929 MHz Licenses"), as well as exclusive licenses on various paging frequencies in certain metropolitan areas, including New York, Los Angeles and Chicago. Additionally, the Company holds a 50kHz unpaired nationwide narrowband personal communications services ("PCS") license (the "Nationwide Narrowband License") and five 50/50kHz paired regional narrowband PCS licenses (the "Regional Narrowband Licenses"); the latter five licenses authorize the Company to operate regional wireless data systems on the same frequencies throughout the continental United States. The Nationwide Narrowband License was granted on September 29, 1994, and the Regional Narrowband Licenses were granted on January 27, 1995. The Nationwide Narrowband License and the Regional Narrowband Licenses are utilized in connection with the Company's wireless data network.

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

    The Company has complied with FCC requirements with respect to the buildout of its existing paging network. There are separate FCC buildout requirements with respect to the Company's Nationwide and Regional Narrowband Licenses. As a nationwide narrowband PCS licensee, the Company must construct base stations that provide coverage to a composite area of 750,000 square kilometers or serve 37.5% of the United States population within five years of the initial license grant date and must construct base stations that provide coverage to a composite area of 1,500,000 square kilometers or serve 75% of the United States population within ten years of the initial license grant date. Additionally, as a regional narrowband PCS licensee, the Company must construct base stations that provide coverage to a composite area of 150,000 square kilometers or serve 37.5% of the population of the service area within five years of its initial license grant date and must construct base stations that provide coverage to a composite area of 300,000 square kilometers or serve 75% of its service area population within ten years of the initial license grant date. Failure to meet the construction requirements would result in forfeiture of the license and ineligibility to regain it. In 1999, the Company met the five-year construction requirements for all of its Nationwide and Regional Narrowband Licenses, and on October 1, 1999, certified this compliance to the FCC. In 2000, the FCC adopted the substantial service standard as an alternative to the PCS construction requirements.

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

    As a result of the enactment of the 1996 Act, the Company has incurred additional financial obligations. In November 1996, in response to a directive in the 1996 Act, the FCC adopted rules that govern compensation to be paid to pay phone providers. After the FCC's rules in this area were twice vacated by the U.S. Court of Appeals for the D.C. Circuit, the FCC released an order mandating that long distance carriers compensate pay phone providers 24(cent) for each 800 number, similar toll-free-to-the-caller number and access code (collectively, "800 Number") call during a two-year interim period. The long distance carriers are expected either to pass this cost through to the paging companies that provide 800 Number service to their subscribers or to block pay phone calls to 800 Numbers. This could increase the cost of providing certain 800 Number messaging services or limit the utility of 800 Number service. The FCC's Order to set the payphone compensation rate at 24(cent) was affirmed by the U.S. Court of Appeals in 1999.

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

    The Company has obtained both United States trademark and service mark registrations for its PageMart word mark and is pursuing federal registration for its WebLink Wireless mark. The Company owns registrations for 19 of its marks in the United States. These federal registrations may be renewed as long as the marks continue to be used in interstate commerce. At December 31, 2001, the Company had 7 service mark/trademark applications pending before the United States Patent and Trademark Office. The Company has also obtained, or is in various stages of applying for, registrations for its PageMart and WebLink Wireless marks and several of its other marks in approximately 20 other countries or jurisdictions where the Company conducts or anticipates expanding its international business. The Company has also taken steps to reserve corporate names in certain foreign countries where the Company anticipates expanding its international business.

    The Company is the owner of six United States patents, namely, United States Patent Nos. 6,347,235; 6,353,606; 6,097,930; 6,097,969; 6,097,970 and 6,198,808.
The Company is also the owner of six United States patent applications and a portfolio of foreign patent applications based on its United States patents and patent applications. The inventions claimed in those United States patents and patent applications cover aspects of the Company's current and possible future messaging systems and related proprietary technologies. The Company may prepare other United States patent applications. The Company's present intention is not to rely primarily on intellectual property rights to protect or establish further its market position; however, the Company is committed to developing a portfolio of patents that it anticipates may be of value in negotiating intellectual property rights with others in the industry. The Company does not currently intend to broadly license its intellectual property rights.

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

    WE PLAN TO REORGANIZE UNDER THE PROTECTION OF CHAPTER 11 OF THE BANKRUPTCY CODE.

    We filed for protection under Chapter 11 of the Bankruptcy Code on May 23, 2001. We have entered into a non-binding letter of intent with a majority of our secured creditors on the material terms of a plan of reorganization. See "Recent Developments." We cannot predict the ultimate terms on which our indebtedness will be restructured or the value that creditors will receive in any restructuring. We do not expect our current stockholders to receive any value in any restructuring. We expect their stock will be cancelled upon the effectiveness of a plan or reorganization. We cannot assure you that we will be able to successfully have confirmed a plan of reorganization acceptable to our creditors. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek other alternatives for the Company. There can be no assurance that upon consummation of a plan of reorganization there will be improvement in the Company's financial condition or results of operations. The Company has incurred, and will continue to incur, professional fees and other cash demands typical in bankruptcy.

    The Company believes that a timely emergence from Chapter 11 is essential to maintaining its revenue streams so that it can cover its operating expenses. If customers or strategic partners terminate their relationship with the Company because of uncertainty over the Company's plans, then the Company may be unable to reduce expenses to a sufficient level so that the Company has positive cash flow.

    OUR PLANS TO REORGANIZE MAY AFFECT OUR RELATIONSHIPS WITH SUPPLIERS, CUSTOMERS AND EMPLOYEES.

    Our plans to reorganize may adversely affect our ability to obtain supplies and services from vendors on acceptable terms. Our suppliers may require us to pre-pay or pay upon delivery ("C.O.D.") for goods and services, and/or impose other terms and conditions which may have an adverse impact on our ability to operate our business and to deliver products and services to our customers. Our customers may seek alternative sources for our services, and we may be less able to establish new customer relationships. In addition, our financial condition and reorganization plans also may hinder our ability to attract and retain qualified personnel.

    WE DEPEND ON THE ONGOING RELATIONSHIP WITH METROCALL AND OTHER LARGE CUSTOMERS.

    In 2001, we received approximately 10.6% of our total revenues from Metrocall pursuant to three strategic alliance agreements. Metrocall is expected to file a petition under Chapter 11 in the near future. Consequently, any decision by Metrocall to reject and terminate its agreement with us once it files a petition under Chapter 11 or any continued disruption of Metrocall's business that would prevent us from receiving payments from Metrocall under the strategic alliance agreements would decrease our recurring revenues significantly.

    We are now focusing on large strategic alliance and corporate customers. In 2001, we received approximately 31.7% of our total revenues from our top four customers. These customers are expected to contribute an even greater portion of our revenues in 2002. These large customers monitor the Company's reorganization plans closely. Consequently, any decision by one or more of them to slow sales programs or terminate agreements with us would decrease our recurring revenues significantly.

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

    WE HAVE A LONG HISTORY OF OPERATING LOSSES AND WE EXPECT THESE LOSSES TO CONTINUE FOR AT LEAST THE NEXT COUPLE OF YEARS.

    We have sustained consolidated operating losses in each year of operations since inception. We have sustained an aggregate $159.7 million operating loss for the three year period ended December 31, 2001. We had a $68.8 million operating loss in 2001. Although we had positive EBITDA of $45.4 million for 1999, $28.5 million for 2000, and $20.4 million for 2001, prior to 1996 we had negative EBITDA in each year of our operations, which resulted principally from expenditures associated with the growth of our subscriber base.

    We expect that our traditional paging operations will generate EBITDA at a declining rate over the next year, which will be used primarily to help fund our wireless data operations. We cannot assure you that our traditional paging operations will continue to generate EBITDA or that our consolidated operations will become profitable or generate positive EBITDA. If we do not generate positive EBITDA, we may not be able to fund our operations or make any required debt service payments.

    WE OPERATE IN A HIGHLY COMPETITIVE MARKET AND WE MAY BE UNABLE TO COMPETE EFFECTIVELY, ESPECIALLY AGAINST COMPETITORS WITH GREATER FINANCIAL AND OTHER RESOURCES.

    We face significant competition in all of our markets. Many of our competitors, which include regional and national paging companies, providers of broadband personal communications services and certain regional telephone companies, possess significantly greater financial, technical and other resources. Our competitors could adversely affect our results of operations by devoting additional resources to the wireless data or traditional paging business or focusing their strategy on our marketing and product niches. In addition, a number of telecommunications companies (including broadband PCS providers) have constructed or are in the process of constructing nationwide networks that offer services similar to our services, including wireless data services such as 2way messaging.

    SUBSCRIBER DISCONNECTIONS CAN ADVERSELY AFFECT OUR BUSINESS.

    Our results of operations are significantly affected by subscriber disconnections. In order to realize net growth in units in service, disconnected users must be replaced and additional users must be added. The sales and marketing costs associated with attracting new subscribers are substantial relative to the costs of providing service to existing customers. For 1999, 2000 and 2001 consolidated average monthly disconnection rates were 3.1%, 3.8% and 5.1%, respectively.

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

    The telecommunications industry is characterized by rapid technological change. Future technology advances in the industry may result in the availability of new services or products that could compete directly with our wireless data and paging services. Changes in technology could also lower the cost of competitive products and services to a level where our products and services become less competitive or we are required to reduce the prices of our services. In particular broadband PCS networks have been constructed that are now offering 2.5G data services and will do so over larger and larger territories as the years progress, thus diminishing the competitive advantage of the Company's ReFLEX wireless data services. The current 2.5G and the still to be introduced 3G wireless data services offered by broadband PCS competitors will be able to deliver data to handsets at much higher speeds and at lower cost per megabyte of data that the Company's system.

    WE DEPEND ON KEY SUPPLIERS THAT WE DO NOT CONTROL.

    We do not manufacture any of the subscriber devices or infrastructure equipment used in our operations. Historically, we bought subscriber devices primarily from Motorola, Percomm and Glenayre and were dependent on such manufacturers to obtain sufficient inventory for new subscriber and replacement needs. Motorola announced that it will discontinue production of subscriber devices in 2002. We believe Motorola intends to sell this product line to another manufacturer. Glenayre has sold its designs and facilities for production of wireless data subscriber devices that will use the next generation of ReFLEX(R) software. The success of our business plan for 2003 and beyond is dependent on our ability to purchase subscriber devices in adequate quantities to meet our customers' demands. Our inability to fulfill customers' orders based on shipment delays or the unavailability of devices would materially adversely impact the Company's projected units in service, business and results of operations in 2003 and beyond.

    We have purchased terminals, transmitters, receivers and other infrastructure equipment primarily from Glenayre. We have been dependent on Glenayre for sufficient infrastructure equipment to meet our expansion and replacement requirements. In May 2001, Glenayre announced its intention to discontinue operations of its wireless messaging business unit. Glenayre further announced a "last time buy" for many wireless messaging products. We have also been dependent on Motorola and Glenayre to continue to develop and improve ReFLEX(R) technology so that the technology remains competitive in the marketplace. While we believe Glenayre's discontinuance of its wireless messaging product line will not adversely affect the Company, we cannot assure you that Glenayre or any other manufacturer will continue to produce infrastructure equipment or to develop ReFLEX technology in a manner and within the timeframe desired or required by the Company. See "Products and Services - Subscriber Devices" and "Transmission Network - Infrastructure Equipment" above.

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

    OUR OPERATIONS ARE SUBJECT TO VARIOUS GOVERNMENT REGULATIONS.

    We and the rest of the wireless communications industry are subject to regulation by the FCC and various state regulatory agencies. From time to time, legislation and regulations could be adopted that could adversely affect our business. See "Government Regulation," above.

EMPLOYEES

    At February 28, 2002, the Company had 760 full-time employees. No employees of the Company are covered by a collective bargaining agreement, and management believes the Company's relationship with its employees is good.

EXECUTIVE OFFICERS AND DIRECTORS OF REGISTRANT

    The Company's Board of Directors may be increased or decreased from time to time so long as there are no fewer than three nor more than twelve members. The directors, the executive officers who must report transactions in the stock of the Company to the Securities and Exchange Commission, their positions with the Company, and their ages as are as follows (all information is as of January 31, 2002 except as noted in the footnotes):

           NAME                      AGE          POSITION
           ----                      ---          --------
N. Ross Buckenham................    44     President and Chief Executive
                                            Officer and Director
Frederick G. Anderson............    50     S.V.P., General Counsel and
                                            Secretary
Douglas S. Glen..................    44     S.V.P., Operations
Sandra D. Neal...................    53     S.V.P., Administration
Richard S. Nelson................    53     S.V.P., Business Sales
Thomas O. Pardoe.................    47     S.V.P., Marketing and Business
                                            Development
Kelly W. Prentiss................    42     V.P., Finance, Chief Financial
                                            Officer and Treasurer
W. Wayne Stargardt...............    49     S.V.P., Carrier Services
John D. Beletic..................    50     Chairman of the Board
Leigh J. Abramson(1)(2)..........    33     Director
Albert C. Black, Jr.(1)(2).......    42     Director
Dennis McClain(3)(1).............    53     Director
Joseph A. Pardo(2)...............    68     Director

----------

(1) Member of Compensation Committee. Mr. McClain was appointed to the Compensation Committee in April 2002.

(2) Member of Audit Committee.

(3) Mr. McClain was first elected to the Board of Directors in March 2002 replacing Guy de Chazal, who resigned as a director in February 2002.

    N. Ross Buckenham, President and Chief Executive Officer and Director. Mr. Buckenham joined the Company in January 1996 as Vice President, PCS Strategy. He became Vice President and General Manager, PCS in September 1996, and Executive Vice President, General Manager, PCS in May 1997. He was promoted to President in November 1997 and to President and Chief Executive Officer in December 2001. Mr. Buckenham was elected a director in May 2001. Prior to joining the Company, Mr. Buckenham was President of Touchtone Solutions, Inc., a telecommunications and interactive voice response software and services company from 1992 to 1996. From 1984 to 1991, Mr. Buckenham was with Aquanautics Corporation, initially as Vice President of Development then as its President. From 1981 to 1984, Mr. Buckenham was with Bain & Co. as a senior consultant to companies in the voice processing, technology, finance and health care industries. Mr. Buckenham holds an MBA degree from Harvard Business School. Mr. Buckenham currently serves as a director of Retek, Inc.

    Frederick G. Anderson, Senior Vice President, General Counsel and Secretary. Mr. Anderson joined the Company in August 1997 as Vice President, General Counsel and Secretary, and became Senior Vice President, General Counsel and Secretary in May 2001. Prior to joining the Company, Mr. Anderson was Senior Vice President, General Counsel and Secretary of American Eagle Group, Inc., a public specialty property and casualty insurance holding company, from March 1992 through July 1997. American Eagle's principal subsidiary, American Eagle Insurance Company, was placed in receivership by the Texas Department of Insurance in December 1997. Prior to joining American Eagle Group, Inc., Mr. Anderson was engaged in the private practice of law as a partner in the corporate and securities section of Akin, Gump, Strauss, Hauer & Feld, L.L.P., an international law firm. Mr. Anderson has a JD degree from The University of Texas at Austin.

    Douglas S. Glen, Senior Vice President, Operations. Mr. Glen rejoined the Company in May 1999, as Vice President, Corporate Development, and became Vice President, Business Sales Division in January 2000. He became Senior Vice President, Network Services and Chief Network Officer in May 2001 and Senior Vice President, Operations in October 2001. Prior to rejoining the Company, Mr. Glen was Executive Vice President and Chief Operating Officer of Personal Security and Safety Systems, Inc., a wireless technology company, from May 1998 until April 1999. Prior thereto, Mr. Glen held a number of positions with the Company. Mr. Glen was named Vice President in July 1989 and was promoted to Executive Vice President,

Strategic Alliances Business Unit in May 1997, and to President of the newly organized Carrier Services Division in December 1997. Formerly, Mr. Glen was Regional Manager and Director of Finance and Administration for Multicom, Inc., a subsidiary of PacTel Personal Communications, for three years. Mr. Glen served as a director of PCIA, the industry trade association, and Chairman of the Paging and Narrowband PCS Alliance from 1995 to 1997. Mr. Glen has a MBA degree from The University of Texas at Austin.

    Sandra D. Neal, Senior Vice President, Administration. Ms. Neal joined the Company as Vice President in July 1992. She was promoted to Executive Vice President, Administration in January 1996 and became Executive Vice President, Strategic Projects in January 1998 and Vice President, Customer Care Operations in January 2000. She became Senior Vice President, Customer Care Operations in May 2001 and Senior Vice President, Administration in October 2001. Prior to joining the Company, Ms. Neal was Vice President of Customer Service for Tigon, a voice messaging service provider, from 1989 to 1992. Previously, Ms. Neal held the positions of Vice President of Finance and Controller at Tigon from 1986 to 1989. Before joining Tigon, Ms. Neal was a practicing certified public accountant from 1979 to 1986.

    Richard S. Nelson, Senior Vice President, Business Sales. Mr. Nelson joined the Company as Vice President, Marketing in June 1992. Mr. Nelson was named Vice President of International in March 1996. He became Senior Vice President, International in May 2001 and Senior Vice President, Business Sales in October 2001. Before joining the Company, Mr. Nelson was Vice President of Marketing for American Eagle, at American Airlines, where he held various staff positions from 1972 to May 1992. Mr. Nelson earned his MA degree from Northwestern University and his MBA from the University of Dallas.

    Thomas O. Pardoe, Senior Vice President, Marketing and Business Development. Mr. Pardoe joined the Company as Vice President, Marketing in April 2000. He became Senior Vice President, Marketing in May 2001 and Senior Vice President, Marketing and Business Development in October 2001. Prior to joining the Company, Mr. Pardoe was at GTE from January 1997 to April 2000, most recently as Vice President of Marketing overseeing the consumer wireline business. Before that, Mr. Pardoe spent 15 years in marketing positions at ConAgra, Alberto Culver, and Procter & Gamble. Mr. Pardoe earned his MBA from Brigham Young University.

    Kelly W. Prentiss, Vice President, Finance, Chief Financial Officer and Treasurer. Mr. Prentiss joined the Company as Senior Manager of Financial Reporting and Investor Relations in December 1996. He became Director of Financial Reporting and Investor Relations in May 2000 and Department Vice President, Finance and Director of Investor Relations in February 2001. In October 2001, he became Vice President, Finance. Mr. Prentiss was promoted to Vice President, Finance, Chief Financial Officer and Treasurer of the Company in January 2002. Mr. Prentiss has a MBA degree from the University of North Texas, and he is a certified public accountant.

    W. Wayne Stargardt, Senior Vice President, Carrier Services. Mr. Stargardt joined the Company in May 1996 as Vice President, Marketing. Mr. Stargardt became Vice President of Carrier Services in May 1998. He became Senior Vice President, Carrier Services in May 2001. Prior to joining the Company, Mr. Stargardt served as Vice President of Marketing for Pinpoint Communications Inc., a venture-funded start-up company developing a wireless radiolocation-based mobile data network, from 1991 to January 1996. Mr. Stargardt has a MBA degree from Harvard Business School.

    John D. Beletic, Chairman of the Board. Mr. Beletic joined the Company as President and a director in March 1992. Mr. Beletic became Chief Executive Officer of the Company in February 1994 and Chairman of the Board in August 1994. In November 1997, Mr. Beletic continued as the Chairman and Chief Executive Officer with Mr. Buckenham assuming the position of President. In December 2001, Mr. Beletic continued as Chairman of the Board with Mr. Buckenham assuming the position of Chief Executive Officer. Prior to joining the Company, Mr. Beletic spent a year in venture capital, and he served for five years as President and Chief Executive Officer of The Tigon Corporation ("Tigon"), a leading voice mail service provider. Tigon was acquired by Ameritech Development Corporation, a wholly-owned subsidiary of American Information Technologies Corporation in 1988. Mr. Beletic currently serves as a director of TESSCO Technologies, Inc., iPass, Inc. and Triton PCS Holdings, Inc.

    Leigh J. Abramson, Director. Mr. Abramson has been a Director of the Company since August 1994. He is currently a Principal of Morgan Stanley & Co. Incorporated ("Morgan Stanley") and of Morgan Stanley Dean Witter Capital Partners. Mr. Abramson has been with Morgan Stanley since 1990, first in the Corporate Finance Division and, since 1992, in the Private Equity Division. Mr. Abramson is also a Director of Silgan Holdings. Mr. Abramson was designated by Morgan Stanley Capital Partners III, L.P. pursuant to the Amended and Restated Stockholders Agreement among the Company and certain stockholders of the Company dated as of June 8, 2000.

    Albert C. Black, Jr., Director. Mr. Black has been a director of the Company since February 2000. Since 1982, he has been President and Chief Executive Officer of On-Target Supplies & Logistics, Ltd., a privately held company that distributes office supplies and equipment and administers the logistics of warehousing and delivery services. Mr. Black is a member of the board of directors of JP Morgan Chase of Texas, the Greater Dallas Chamber of Commerce, the Dallas Black Chamber of Commerce and Paul Quinn College, and a member of the advisory board of Texas Utilities.

    Dennis McClain, Director. Mr. McClain has been a director of the Company since March 2002. Since 1986, he has been the Chief Executive Officer of Temerlin McClain, an advertising agency division of Interpublic Group of Companies, which is an advertising and marketing communications company.

    Joseph A. Pardo, Director. Mr. Pardo has been a director of the Company since March 2001. Since July 2000, Mr. Pardo has been Chairman of Phoenix Advisors, LLC. Mr. Pardo was Executive Vice President, Finance and Administration for the Estate of W.T. Grant Company from 1976 to 1984. He was Trustee of the W.T. Grant Company from 1984 to 1995. He was a director of The Phoenix Resource Companies, Inc. from 1990 to 1996, the last two years of which he was chairman of the board. Currently Mr. Pardo is Trustee of the Valley Rivet Company and the Singer Creditor Trust, Trustee of the Creditors Trust for FPA Medical Management and Trustee for L.B.S.C.I. Unsecured Creditors Trust. He is Chairman of the Board of Directors of the reorganized Brothers Gourmet Coffee Company and is also one of three trustees holding stock of said company for the benefit of creditors. Mr. Pardo is also a director of Lexington Precision Corporation.

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

    The Company generally leases the locations used for its transmission and receiving facilities under operating leases. These leases are generally for five years or less. The Company does not anticipate material difficulty in renewing these leases or finding equally suitable alternate facilities on acceptable terms. During 2001, the Company leased approximately 178,500 square feet of office space for its corporate headquarters in Dallas, Texas. In February 2002, the Company amended the office lease to reduce the amount of space leased to 89,457 square feet and extended the expiration date by two years. The lease has a cost in 2002 of approximately $2.1 million, and is subject to annual escalations during its term. The lease expires on, January 31, 2010 and the Company has a renewal option for an additional five year term. The Company leases varying amounts of space for call centers and other facilities at various locations. Aggregate annual rental charges under site and office leases were approximately $32.2 million for 2001.

ITEM 3. LEGAL PROCEEDINGS

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

         In October 2001, Glenayre filed a motion in the Bankruptcy Court to modify the automatic stay allowing Glenayre to foreclose on collateral and terminate non-exclusive software licenses. As of the Petition Date, the Company was indebted to Glenayre in the amount of $8.6 million (the "Indebtedness") for the purchase of certain network equipment and software licenses. The Indebtedness is secured by such equipment and software licenses, which represent only a small fraction of the infrastructure equipment that comprises the Company's network. Nevertheless, the software licenses held by the Company relating to such equipment are necessary for the Company to continue its current operations. The Company does not believe that Glenayre's arguments to terminate the software licenses would ultimately be successful; however, the issues raised by Glenayre's pleadings have not been definitively decided by the courts in the jurisdiction where the Company's bankruptcy proceedings are ongoing. Therefore, in order to avoid further litigation and to maintain its relationship with Glenayre, the Company is negotiating an overall settlement with Glenayre that it expects will address the continued use of the licenses and Glenayre Care maintenance and support services. Portions of this settlement will likely be subject to confirmation of a plan of reorganization providing certain defined benefits for Glenayre. While the Company believes that it will reach a settlement with Glenayre, no assurance of this can be given.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
        MATTERS

    The Company's Class A Common Stock, $0.0001 par value, is traded on the over-the-counter bulletin board under the symbol WLNKA. There currently is no public market for the Company's Class B, Class C or Class D Common Stock. Class A Common Stock is convertible by certain holders thereof into either Class B or C Common Stock. Classes B, C and D Common Stock are convertible into Class A Common Stock. The following table indicates the high and low sales prices for the Company's Class A Common Stock for the last two years:

                                         High        Low
                                        -------    -------
2000:
   First Quarter.....................   $ 27.25    $ 12.38
   Second Quarter....................     14.00       4.38
   Third Quarter.....................     16.50       6.06
   Fourth Quarter....................     10.81       1.59

2001:
   First Quarter.....................   $  3.69    $  0.09
   Second Quarter....................      0.16       0.03
   Third Quarter.....................      0.07       0.03
   Fourth Quarter....................      0.17       0.03

    As of January 31, 2002, the Company's Class A, Class B and Class D Common Stock was held by approximately 227, 8 and 5 holders of record, respectively. There were no shares of Class C Common Stock outstanding.

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

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth summary historical financial information and operating data for each of the five fiscal years ended December 31, 2001. The financial information and operating data were derived from, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this report.

                                                              FISCAL YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------------------
                                            1997(1)        1998(2)         1999(2)         2000          2001
                                          ------------   ------------   ------------   ------------   ------------
                                                   (IN THOUSANDS, EXCEPT UNIT, PER SHARE AND ARPU DATA)

STATEMENT OF OPERATIONS DATA:
Recurring revenues .....................  $    206,907   $    250,899   $    259,858   $    239,905   $    201,810
Network revenues .......................            --             --             --          4,735          3,182
Equipment revenues .....................        70,871         56,838         64,563         45,336         21,710
                                          ------------   ------------   ------------   ------------   ------------
Total revenues .........................       277,778        307,737        324,421        289,976        226,702
Cost of equipment sold .................        86,175         69,150         72,035         63,265         28,015
                                          ------------   ------------   ------------   ------------   ------------
                                               191,603        238,587        252,386        226,711        198,687
Operating expenses .....................       194,194        239,935        285,146        284,835        267,534
                                          ------------   ------------   ------------   ------------   ------------
Operating loss .........................        (2,591)        (1,348)       (32,760)       (58,124)       (68,847)
Interest expense .......................       (38,499)       (43,798)       (65,310)       (65,649)       (35,076)
Interest income ........................           501          3,187            579          1,246            201
Other ..................................        (3,298)        (3,549)        (2,376)         2,553         (1,310)
Bankruptcy reorganization items ........            --             --             --             --         (3,209)
                                          ------------   ------------   ------------   ------------   ------------
Loss before extraordinary item and
  accounting change ....................  $    (43,887)  $    (45,508)  $    (99,867)  $   (119,974)  $   (108,241)
                                          ============   ============   ============   ============   ============
Loss before extraordinary item and
  accounting change per common share
  (basic and diluted) ..................  $      (1.10)  $      (1.13)  $      (2.47)  $      (2.63)  $      (2.33)
Weighted average number of common
  shares and share equivalents
  outstanding (basic and diluted) ......        39,922         40,246         40,500         45,514         46,497
BALANCE SHEET DATA (AT PERIOD END):
Current assets .........................  $     84,133   $     74,537   $     63,895   $     66,510   $     47,875
Total assets ...........................       361,876        494,055        451,930        444,454        360,077
Current liabilities ....................       104,973        120,750        101,526        629,541        649,924
Long-term debt, less current
  maturities ...........................       289,344        462,079        538,185          5,356          1,374
Stockholders' deficit ..................       (32,441)       (90,022)      (188,440)      (203,084)      (302,814)
OTHER DATA:
Units in service (at period end) .......     2,530,737      2,651,004      2,662,995      2,218,340      1,536,319
Net subscriber additions (losses) ......       671,330        120,267         11,991       (444,655)      (682,021)

ARPU(3) ................................  $       7.80   $       8.06   $       8.17   $       8.09   $       9.10
EBITDA(4) ..............................        27,261         42,072         45,387         28,459         20,449
Cash flows from operating activities ...        37,235         75,592         24,084          4,459         (7,780)
Cash flows from investing activities ...       (68,498)      (168,745)       (44,682)       (48,031)       (14,226)
Cash flows from financing activities ...        16,997        102,292         13,562         40,229         28,879
Capital expenditures including
  capital leases .......................        67,506        168,546         45,736         54,276         14,377
Dividends paid/declared ................            --             --             --             --             --
Depreciation and amortization ..........        29,852         43,420         78,147         78,050         75,496
Deficiency of earnings to fixed
  charges(5)(6) ........................       (43,887)       (70,511)       (97,579)      (115,513)      (105,615)

----------

(1) It has been determined that it is impracticable to reclassify balances per the Emerging Issues Task Force's abstract number 00-14 "Accounting for Certain Sales Incentives" ("EITF 00-14") for 1997 due to the fact that the information required by EITF 00-14 was not captured during those periods. The reclassification required by EITF 00-14 would not change operating loss, EBITDA as defined in footnote 4, below or net income for the periods.

(2) Amounts have been reclassified to reflect the principles established in EITF 00-14 and to reflect that the $3.8 million charge originally recorded as an extraordinary item as a result of the 1998 satellite failure has been reclassified as operating expense.

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

(4) EBITDA represents earnings (loss) before interest, taxes, depreciation and amortization, amortization on stock compensation and restructuring charges. EBITDA is a financial measure commonly used in the Company's industry. EBITDA is not derived pursuant to generally accepted accounting principles ("GAAP") and therefore should not be construed as an alternative to operating income, as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The calculation of EBITDA does not include commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company. The Company's definition of EBITDA may not be comparable to similarly titled measures used by other companies. Management believes the presentation of EBITDA is useful information to the investor because it depicts results of operations without considering the sunk costs of capital equipment (i.e., depreciation), the cost of financing (i.e., interest) and taxes. There are no legal or functional requirements that limit discretionary use of funds depicted by EBITDA.

(5) For purposes of calculating the deficiency of earnings to fixed charges, (i) earnings is defined as net loss plus fixed charges and (ii) fixed charges as interest expense plus amortization of debt issuance costs and the interest portion of rental and lease expense.

(6) The 1998 deficiency of earnings to fixed charges is increased by $13.8 million in extraordinary items and $11.4 million of capitalized interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion of the results of operations and financial condition of the Company for the three years ended December 31, 2001. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this report. Certain prior years' amounts have been reclassified to conform with the current year presentation.

    This Form 10-K contains forward-looking statements. In addition to statements that speak to a time in the future, the words "estimate," "project," "plan," "expect," "believe", "anticipate", "intend", and similar expressions are intended to identify forward-looking statements. Readers are cautioned that such forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 involve risks and uncertainties, and are subject to change based on various important factors. The factors set forth herein under "Business-Risk Factors" and in other filings with the SEC, as well as the following factors, could affect the Company's financial performance and could cause actual results to differ materially from those expressed in such forward-looking statements: the effect on the Company's business of operating while in Chapter 11 bankruptcy proceedings; the ability of the Company to continue operating as a going concern and successfully emerge from bankruptcy pursuant to a reorganization plan that provides for the Company to remain substantially intact; economic conditions and consumer confidence generally in the United States; the impact of technological change in the telecommunications industry; the future cost and availability of network infrastructure and subscriber devices; the impact of competition from broadband and narrowband personal communication service providers; pricing pressures on wireless data and paging products and services; the timely market acceptance of new products and services such as 2way messaging; changes in regulation by the Federal Communications Commission ("FCC") and various state regulatory agencies; and potential technical problems relating to the Company's wireless data network. See "Business-Risk Factors."

    In late 2000 and the first quarter of 2001, the Company expected that its operations would not generate sufficient cash flow in 2001 to fund its operating expenses, capital expenditures and interest payments. In the first quarter of 2001, the market environment continued to deteriorate and the Company was unable to raise the necessary capital. As a result, the Company's Board of Directors and management decided to explore other alternatives such as restructuring the Company's debt and/or a strategic combination with a company that would complement the Company's business. However, based on the Company's cash constraints and its inability to raise immediate capital, the Company decided to bring its expenditures more in line with its then current revenues.

    In February 2001, the Company significantly reduced the size of its field sales strategic business unit ("SBU"). As a part of that downsizing, the Company closed approximately 17 of its field sales offices and one of its customer support centers. The Company had a reduction-in-force ("RIF") of approximately 128 employees. However, the Company's efforts to find a strategic combination continued, and on April 2, 2001, the Company and Metrocall, Inc. ("Metrocall") announced that they had agreed to merge. The companies planned to effect the merger through concurrent Chapter 11 bankruptcy reorganizations commencing in May 2001. The consummation of the merger was subject to the satisfaction of certain conditions, including each company's ability to obtain adequate financing.

    At that time, the Company's operating plans were based on receiving approximately $50 million in debtor-in-possession ("DIP") financing to cover the Company's cash requirements in 2001 through the Chapter 11 process. However, the Company was unable to secure that level of commitment. As a result, it was necessary for the Company to develop a revised financial plan which would allow the Company to continue operations at an expense level more consistent with its then current cash flow from operations. As a result, in May 2001 the Company closed its 7 remaining field sales offices, one of its call centers and laid off approximately 250 employees.

    In mid May 2001, Metrocall announced that it was terminating the merger agreement. The Company determined that its best course was to pursue a stand alone reorganization, a financing transaction or a strategic combination through the bankruptcy process.

    On May 23, 2001 (the "Petition Date"), WebLink Wireless and its subsidiaries, PageMart PCS, Inc. and PageMart II, Inc., filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Code Sections 101-1330, as amended (the "Bankruptcy Code"), and is presently operating its business as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court"). The Chapter 11 cases are being jointly administered for procedural purposes only before the Bankruptcy Court under case no. 01-34275-SAF-11.

     In July 2001, the Bankruptcy Court entered an order approving a $15 million debtor-in-possession credit facility ("DIP Facility") provided by the two principal lenders of the Company's pre-petition secured credit facility (the "DIP Lenders"). On December 31, 2001 the DIP Lenders commitment to lend under the DIP Facility expired, at which time there was no balance outstanding under the DIP Facility.

    In September 2001, the Company announced that over the course of the year its monthly revenues had declined significantly. Some of this decline was expected and planned for in the Company's revised budget in May. However, neither the full extent nor the full duration of the decline was, or could have been, anticipated at that time. The Company had experienced a substantial decrease in revenues from its consumer customers attributable primarily to its National Retail and Reseller SBUs. The Company anticipated further revenue declines in these consumer areas until such time as the economy rebounded and less expensive wireless data devices became available.

     As a result, to further align its expenses with its revenues and to capitalize on its strengths, the Company began focusing its resources on its core telecommunications wholesale business and its core strategic national accounts business. As part of the internal refocusing, WebLink announced on October 31, 2001 that it would be eliminating its National Retail SBU and streamlining it operations by consolidating its distribution and sales efforts into two SBUs - Carrier Services and Business Sales. See "Business-Sales and Marketing". This consolidation resulted in additional RIF's in November and December 2001. By year end, the Company had laid off most of its National Retail SBU employees, closed all but one of its call centers, consolidated its distribution and warehouse facilities and further reduced the personnel in its corporate headquarters. Approximately 320 positions were eliminated through these two RIF's. In addition, the Company rejected through the bankruptcy process substantially all of its material contracts with its traditional and online retailers, which terminated its relationship with these retailers and allowed the Company to avoid paying significant continuing fees and costs that would otherwise have been associated with termination of these agreements.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Chapter 11 filing and related circumstances, including the Company's debt structure, default on all pre-petition debt, significant negative working capital and recurring losses, as well as current economic conditions, raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, success of future operations, the ability to generate sufficient cash from operations and/or financing sources to meet obligations, and availability of subscriber devices and network infrastructure and related support. See "Liquidity and Capital Resources." As a result of the Chapter 11 filing and related circumstances, however, such realization of assets and liquidation of liabilities are subject to significant uncertainty. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result in the event that the Company is unable to continue as a going concern. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts significantly different from those reflected in the accompanying consolidated financial statements. Additionally, the amounts reported on the consolidated balance sheet could change materially because of changes in business strategies and the effects of any proposed plan of reorganization.

GENERAL

    The Company provides wireless data services through its Wireless Data Division, and paging services through its Traditional Paging Division. The Company has constructed and operates a wireless data network which covers approximately 90% of the U.S. population. The Company has incurred significant capital expenditures and operating losses associated with the implementation and deployment of its wireless data services.

    During 2001, the Company sold or leased wireless messaging end-user devices to subscribers, retailers and resellers. The Company earned recurring revenues from subscribers and resellers in the form of fixed periodic fees and incurred substantial operating expenses in offering its services, including technical, customer service and general and administrative expenses.

    Since commencing operations in 1990, the Company has invested heavily in its wireless communications network and administrative infrastructure in order to establish nationwide coverage and centralized customer service and administrative support functions. The Company incurs substantial fixed operating costs related to its wireless communications infrastructure, which is designed to serve a larger subscriber base than the Company currently serves. The Company has sustained consolidated operating losses in each year of operations since inception. The Company sustained an aggregate $159.7 million operating loss from 1999 to 2001 with a $68.8 million operating loss recorded in 2001. The Wireless Data Division has generated operating losses each year beginning in 1995 and management expects this trend to continue into 2002, with $51.4 million operating losses in 2001. In the third quarter of 1997, the Company began generating operating profits in its Traditional Paging Division. However, in the fourth quarter of 2000, the Traditional Paging Division sustained a $1.5 million operating loss with $16.5 million of operating losses in 2001. Management expects this trend to continue. The Company expects consolidated operating losses to continue through 2004.

    The Company's strategy is to expand its wireless data subscriber base and to increase profitability and cash flow through greater utilization of its nationwide wireless communications network. From the introduction of wireless data services in December 1998 to December 31, 2001, the number of wireless data units in service increased to 508,089. None of the Company's growth is attributable to acquisitions. The Company intends to achieve unit growth by promoting its wireless data services through its Carrier Services and Business Sales SBU's.

    In the fourth quarter of 2001, the Company consolidated its five SBUs into two. The Carrier Services SBU now includes the former Reseller SBU and Wireless Control Systems (Telemetry) SBU, as well as the International division. The new Business Sales SBU is a combination of the former National Retail, National Accounts and Field Sales SBUs.

    The Company sells and leases its subscriber units through the following distribution channels: (i) private brand strategic alliances, wireless data network alliances, local and regional resellers and telemetry resellers through its Carrier Services SBU, (ii) direct business accounts and national and regional retail stores through its Business Sales SBU. The Company's primary emphasis is on indirect sales through it Carrier Services SBU and sales to major corporate accounts through the Business Sales SBU. As a result of rejecting substantially all of its material contracts with its traditional and online retailers, sales to consumers through retail stores will decline dramatically as retailers' existing inventories are depleted. At December 31, 2001, 69% of the Company's domestic units in service originated from the Carrier Services SBU and 31% from the Business Sales SBU.

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

    The Company's Subscriber Service Agreement provides, "after activation, neither WebLink nor any retailer will issue customer credits for used or unused services for which payment has been received". However, it is the Company's present policy to allow customers 365 days to apply credits for unused services to future services. For customers who have terminated services and have a net credit balance, such amounts are classified as current liabilities in the Company's consolidated balance sheets. Upon the expiration of 365 days, unapplied credit balances in customer accounts will be recognized as revenue and debit balances in customer accounts will be written off to allowance for doubtful accounts.

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

    EBITDA represents earnings (loss) before interest, taxes, depreciation and amortization, and amortization of stock compensation and restructuring charges. EBITDA is a financial measure commonly used in the Company's industry. EBITDA is not derived pursuant to generally accepted accounting principles ("GAAP"), and therefore should not be construed as an alternative to operating income, as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The calculation of EBITDA does not include commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company. The Company's definition of

EBITDA may not be comparable to similarly titled measures used by other companies. Management believes the presentation of EBITDA is useful information to the investor because it depicts results of operations without considering the sunk costs of capital equipment (i.e., depreciation), the cost of financing (i.e., interest) and taxes. There are no legal functional requirements that limit discretionary use of funds depicted by EBITDA.

RESULTS OF OPERATIONS

    The following discussion assumes the Company's ability to continue its operations as a going concern and, as a result, does not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of that uncertainty.

    Historically, the Company has had three segments. Effective January 1, 2002, the Company will have one segment since the Company is restructuring its business and simplifying management reporting.

FISCAL YEARS 1999, 2000 AND 2001

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

Units in Service

    The Company had 61,575 units in service as of December 31, 1999 compared to 353,780 as of December 31, 2000 and 508,089 as of December 31, 2001. The Company received its first shipments of full 2way wireless data devices in February 2000. In September 2000, the Company began receiving shipments of the Motorola Talkabout T900 which has contributed significantly to the unit growth in the Wireless Data Division. In July 2000, the Company added its first units in telemetry. As of December 31, 2001, the Company had 7,400 telemetry units in service included in total Wireless Data units in service.

    Unit additions were 60,800, 292,205 and 154,309 in 1999, 2000 and 2001, respectively. In the quarters ended December 31, 2000 and 2001, the Wireless Data Division's average monthly disconnection rates were 2.2% and 2.23%, respectively.

Revenues

    Revenues for 1999 were $13.4 million compared to $40.1 million for 2000 and $93.3 million for 2001. Recurring revenues for the same periods were $5.5 million, $26.7 million and $73.8 million, respectively. Revenues from equipment sales for the same periods were $7.9 million, $8.7 million and $16.3 million, respectively. Network revenues comprised of: (1) non-recurring engineering fees;
(2) construction revenues related to the installation of transmitting and receiving equipment; and (3) non-airtime service revenues, were $0 for 1999 as no strategic alliance partners had entered the second phase of its network affiliation agreement with the Company; $4.7 million in 2000 as Verizon had elected phase two of its network affiliation agreement with the Company and the Company completed the construction of a custom network for the U.S. Department of Energy; and $3.2 million in 2001. ARPU was $16.94 for the three months ended December 31, 1999 compared to $12.56 for the same period in 2000 and $11.98 in 2001. Management expects Wireless Data's ARPU will decline somewhat in 2002.

    During the third quarter of 2000, the Company initiated its national retail sales efforts for the new Motorola T900. This sales program includes certain sales incentives paid to retailers when the product is sold by the retailer. These sales incentives, which result in a loss on the product, are recorded as a reduction to equipment revenue in the period the products are shipped to retailers, which is consistent with the Emerging Issues Task Force's abstract number 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ("EITF 01-09"). Due to the nature of the arrangements with retailers, the Company is not recognizing revenue on units shipped to the retailers until the retailers sell the unit to a consumer, as the Company is unable to reasonably estimate the level of product returns. Hence, equipment revenue received from the retailer is recorded as deferred revenue until the device is sold to the consumer. Likewise, product sold subject to the right of return by the retailer is recorded as an asset until sold to the consumer. The Company recorded $4.7 million and $0.6 million for units held in retailers' inventory at December 31, 2000 and 2001, respectively. All consumer rebates are recorded upon activation by the customer as a deferred charge based on the Company's estimated redemption rate. The deferred charge is recognized as a reduction in airtime revenue over the service period commitment. In the fourth quarter of 2001, the Company de-emphasized its retail distribution channels and product sales to retailers are expected to be significantly reduced. Additionally, in the fourth quarter 2001, the Company rejected and terminated a significant number of contracts with retailers through the bankruptcy process and therefore will no longer accept returns from those retailers. Accordingly, the product sold subject to right of return decreased significantly from the prior year. Equipment sales to retailers are not bundled with airtime revenues from subscribers as each transaction is a separate earnings process.

    During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin Number 101 ("SAB 101") with an effective date of January 1, 2000. SAB 101 requires the deferral of revenue when the earnings process is not complete. The earnings process associated with equipment revenue from the sale of wireless data devices, except those sold through the national retail channel, is not complete because airtime is an integral part of the transaction in instances when the Company sells both the device and airtime to the same individual. As a result, the Company is deferring the recognition of equipment revenue over the three year expected life of a wireless data subscriber. The Company has recorded $12.6 million and $11.6 million in 2000 and 2001 respectively in deferred revenue associated with SAB 101, which is recorded as other long-term liabilities.

Cost of Equipment Sold

    The cost of equipment sold for 1999 was $8.3 million compared to $19.3 million for 2000 and $21.8 million for 2001.

    The Company recognizes an immediate loss in the amount of the cost of equipment sold in excess of revenue, and the remaining cost of equipment sold is deferred and recognized over the three year expected life of a subscriber. The Company recorded $12.4 million and $11.1 million in 2000 and 2001, respectively, in deferred cost of equipment associated with SAB 101, which is recorded in other assets.

Operating Expenses

    Technical expenses were $27.0 million for 1999 compared to $31.8 million for 2000 and $33.0 million for 2001. As the number of wireless data units in service have increased, additional resources have been allocated to support those customers, some or all of which were shifted from the Traditional Paging Division.

    General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for 1999, 2000 and 2001 were $5.7 million, $10.4 million and $24.8 million, respectively. As the number of wireless data units in service have increased, additional resources have been allocated to support those customers, most or all of which were shifted from the Traditional Paging Division.

    Selling expenses for 1999 were $6.1 million compared to $17.9 million for 2000 and $11.4 million for 2001. The reduction in selling expenses in 2001 is largely attributable to the Company's reductions in work force and proactive cost cuts.

    Depreciation and amortization was $35.2 million for 1999 compared to $41.7 million for 2000 and $46.7 million for 2001. The nationwide buildout of the Company's wireless data network was substantially completed in April 1999. Management anticipates depreciation and amortization expense to increase as it continues to allocate more of its resources to the expansion and development of wireless data services.

TRADITIONAL PAGING DIVISION

    The Company provides domestic paging services in its Traditional Paging Division. This division is a mature business requiring only a maintenance level of capital investment. Management expects EBITDA from this division to decline in 2002. The Traditional Paging Division has produced operating profits for 1999 and 2000. However, beginning in the fourth quarter of 2000, this division began incurring operating losses. The following discussion analyzes the results of the Traditional Paging Division's operations, unless otherwise indicated.

Units in Service

    Units in service from domestic paging operations were 2,559,353, 1,864,560 and 1,028,230 as of December 31, 1999, 2000 and 2001, respectively. In addition, for 1999, PageMart Canada's units in service were 70,111. As a result of its ownership interest in PageMart Canada, the Company's proportional share of the units in service of PageMart Canada was 42,067 units at December 31, 1999. On February 1, 2000, the Company sold its ownership interest in PageMart Canada; therefore, the Company no longer reports a proportional share of the units in service of PageMart Canada (see Note 4 to the Consolidated Financial Statements of the Company).

    The Company's paging operations experienced a net decrease of 59,174, 694,793 and 836,330 units in service in 1999, 2000 and 2001, respectively, as the general market for traditional paging declines. In the quarters ended December 31, 2000 and 2001, the Traditional Paging Division's average monthly disconnection rates were 5.2% and 5.6%, respectively. Management believes there is a declining market for traditional paging services, and demand appears to be shifting to the higher quality and greater benefits of wireless data services. Management expects the significant decline in the Traditional Paging Division's number of units to continue in 2002.

Revenues

    Total revenues for 1999, 2000 and 2001 were $310.4 million, $249.7 million and $133.3 million, respectively. Recurring revenues for airtime, voice mail and other services for the same periods were $254.4 million, $213.2 million and $128.0 million, respectively. Revenues from equipment sales for 1999, 2000 and 2001 were $56.1 million, $36.5 million and $5.3 million, respectively. Recurring revenue declined in 2000 and 2001 primarily due to a decreased subscriber base. Equipment revenue decreased in 2000 and 2001 due to the decrease in demand for traditional paging services and a decrease in price of the paging devices. Management expects recurring and equipment revenues to decrease over the next several quarters as the subscriber base continues to decrease.

The Company's ARPU was $7.98, $7.30 and $7.99 in the final quarter of 1999, 2000 and 2001, respectively. The increase from 2000 to 2001 is primarily due to a change in subscriber mix. Management expects ARPU to decline somewhat in the foreseeable future.

Cost of Equipment Sold

    The cost of equipment sold in 1999, 2000 and 2001 was $63.3 million, $43.6 million and $6.1 million, respectively. The decrease in 2000 and 2001 was primarily due to decreased demand for traditional paging services. The Company expects subscriber device costs to generally remain relatively constant. The cost of equipment sold is recognized when subscriber devices are shipped to the retailers, usually before the devices are placed into service. The Company has historically sold rather than leased the majority of devices in the Traditional Paging Division.

Operating Expenses

    Technical expenses were $49.6 million, $38.0 million and $37.2 million in 1999, 2000 and 2001, respectively. The Traditional Paging Division's technical expenses in 2000 were also affected by a $7.3 million reduction related to the effect of interconnection arrangements with local exchange carriers of the Telecommunications Act of 1996 and associated FCC and court rulings. The Company does not expect any future reductions in technical expense related to the interconnection arrangements. In 2001, the Company incurred $3,000 in technical expenses associated with international operations. No such costs were incurred in 1999 and 2000.

    General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) in 1999, 2000 and 2001 were $75.0 million, $68.0 million and $56.0 million, respectively. The decrease in 2000 and 2001 was largely due to increased operating efficiencies and the transfer of resources to the Wireless Data Division. In 2001, the Company incurred $468,000 in general and administrative expenses associated with international operations. No such costs were incurred in 1999 and 2000.

    Selling expenses in 1999, 2000 and 2001 were $42.9 million, $31.7 million and $14.9 million, respectively. The decrease from 1999 to 2000 is the result of the maturation of the Traditional Paging Division's operations. The reduction of selling expenses in 2001 is largely attributable to the Company's reductions in work force and proactive cost cuts and the transfer of resources to the Wireless Data Division. During 1999, 2000 and 2001, the Company incurred $0.6 million, $0.5 million and $0.5 million, respectively in selling expenses associated with international operations.

    Depreciation and amortization in 1999, 2000 and 2001 was $43.0 million, $36.4 million and $28.8 million, respectively. The decrease from 1999 to 2000 and 2000 to 2001 resulted from the spending of only maintenance levels in capital expenditures. Depreciation and amortization should decline over the next few years. In 2001, the Company incurred $2,000 in depreciation and amortization expenses associated with international operations. No such costs were incurred in 1999 and 2000.

CONSOLIDATED

Restructuring

    In the first quarter of 2001, the Company closed seventeen field sales offices and one of its customer support centers. The Company had a reduction in force of approximately 128 employees. In the second quarter of 2001, the Company closed its seven remaining field sales offices and one call center and reduced its workforce by approximately 250 employees. In the fourth quarter of 2001, the Company terminated most of its National Retail SBU employees, closed its San Antonio, Texas call centers, consolidated its distribution and warehouse facilities and further reduced the personnel in its corporate headquarters. Approximately 320 positions were eliminated. The Company incurred approximately $5.8 million of restructuring costs in 2001.

    As a result of the restructuring, the Company expects technical, general and administrative, and selling expenses to decrease in 2002 from the 2001 levels.

Amortization of Stock Compensation

    On February 10, 2000, 1,075,000 shares of Phantom Stock were granted under the WebLink Wireless, Inc. 2000 Flexible Incentive Plan with a three year vesting period. Based on the closing market price of $23.8125 reported on Nasdaq on February 10, 2000, these grants have an aggregate market value of $25.6 million. On December 6, 2001, 1,000,000 shares of the Phantom Stock were surrendered to the Company. As a result, approximately $8.5 million of deferred compensation related to unvested phantom stock was reversed. The compensation cost associated with the grants is recorded as amortization of stock compensation over the vesting period. Accordingly, $8.5 million was incurred in 2000 and $8.0 million in 2001.

Interest Expense

    As of May 23, 2001, the petition date, the Company discontinued making any cash interest payments, but it continued recording interest expense for only debt that will continue to be paid during the Chapter 11 proceeding or that is probable to be an allowed priority, secured or unsecured claim. Therefore, the Company is not recording the interest expense associated with the 11 1/4% Senior Subordinated Discount Exchange Notes due 2008 ("11 1/4% Notes"), the 15% Senior Discounted Exchange Notes due 2005 ("15% Notes"), and the amortization of the deferred debt issuance costs associated with the 11 1/4% Notes and 15% Notes ("DDIC"). The Company continued to record interest expense related to a vendor financing arrangement and the credit agreement led by Bankers Trust Company and Morgan Stanley Senior Funding, Inc., as amended ("Amended Credit Facility"). The following table details the contractual and actual interest expense for the years ended December 31, 2001 and 2000 (dollars in millions):

                                      CONTRACTUAL INTEREST EXPENSE                      ACTUAL INTEREST EXPENSE
                                      ----------------------------     ------------------------------------------------------------
                                               Period ended               Period Ended         Period Ended         Period Ended
                                             December 31, 2001         December 31, 2001     December 31, 2000    December 31, 1999
                                      ----------------------------     -----------------     -----------------    -----------------
11 1/4% Notes ........................        $     29.1                $     11.2              $     27.9           $     27.6
15% Notes ............................              31.1                      12.3                    30.9                 32.0
DDIC for 11 1/4% & 15% notes .........               1.1                       0.4                     1.2                  1.3
Vendor Financing .....................               1.1                       1.1                     0.1                  0.4
Amended Credit Facility ..............               8.8                       8.8                     4.3                  2.6
Bank Fees on Amended Credit Facility..               0.4                       0.4                     1.1                  0.9
DIP interest .........................               0.6                       0.6                      --                   --
Capital Leases .......................               0.3                       0.3                      --                   --
Other ................................                --                        --                     0.1                  0.5
                                              ----------                ----------              ----------           ----------
                                              $     72.5                $     35.1              $     65.6           $     65.3
                                              ==========                ==========              ==========           ==========

    Interest expense was favorably affected by the conversion of $84.5 million accreted value of the 11 1/4% Notes into equity during March 2000. Interest expense related to the 11 1/4% Notes is non-cash pay, since cash payment of interest was to commence in February 2003. Interest expense of $31.9 million and $3.2 million was allocated to the Wireless Data Division and the Traditional Paging Division, respectively in 2001.

    The Company incurred approximately $0.7 million of interest and fees in association with the debtor-in-possession financing for the year ended December 31, 2001, discussed under "Liability and Capital Resources."

Net Loss

    The Company's consolidated net loss for 1999 was $99.9 million. The Company sustained consolidated losses before extraordinary item and the cumulative effect of an accounting change in 2000 of $120.0 million including a $3.3 million gain recognized from the sale of the Company's investment in its Canadian affiliate in the first quarter of 2000 (see Note 4 to the Consolidated Financial Statements of the Company). An extraordinary gain of $2.3 million was recognized in the first quarter of 2000 in conjunction with the early retirement of $84.5 million accreted value of the 11-1/4% Notes. In addition, $0.1 million of expense was recognized as a cumulative effect of accounting change in connection with the adoption of SAB 101 (see Note 2 to the Consolidated Financial Statements of the Company). Including the extraordinary item and the change in accounting, the Company's consolidated net loss in 2000 was $117.8 million. The Company sustained consolidated losses before bankruptcy reorganization items and extraordinary item of $105.0 million in 2001. Bankruptcy reorganization items, consisting principally of legal and professional fees were $3.2 million. An extraordinary gain of $0.3 million was recognized in the fourth quarter of 2001 for the forgiveness of debt. Including the bankruptcy reorganization items and extraordinary gain, the Company's consolidated net loss for 2001 was $107.9 million.

Allocation of Debt and Equity to Segments

    The Company has allocated equity and debt between its Wireless Data and Traditional Paging Divisions. The methodology the Company follows results in the attribution of the proceeds of each offering based on the specific capital and operating requirements of each segment. Free cash flow, defined as EBITDA less capital expenditures ("Free Cash Flow"), generated by a division is utilized to reduce its respective debt allocation. As of December 31, 2001, $154.0 million and $186.6 million of equity and $519.4 million and $40.5 million of debt has been allocated to the Wireless Data and Traditional Paging Divisions, respectively.

    As previously discussed, effective January 1, 2002, the Company will collapse its operations into one reporting segment.

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

WIRELESS DATA DIVISION
(IN THOUSANDS, EXCEPT OTHER DATA)                                      THREE MONTHS ENDED
                                ------------------------------------------------------------------------------------------------
                                MARCH 31,    JUNE 30,   SEPT. 30,      DEC. 31,    MARCH 31,    JUNE 30,   SEPT. 30,   DEC. 31,
                                  2000         2000       2000            2000       2001         2001       2001        2001
                                ---------   ---------   ---------      ---------   ---------   ---------   ---------   ---------
                                                                          (UNAUDITED)
Recurring revenues              $   4,049   $   4,939   $   6,768      $  10,959   $  16,412   $  19,599   $  19,660   $  18,128
Network revenues                      654       2,253         800          1,028         863         781         769         769
Equipment revenues                  1,007       3,238       1,669          2,730       4,919       2,992       2,330       6,040
                                ---------   ---------   ---------      ---------   ---------   ---------   ---------   ---------
                                    5,710      10,430       9,237         14,717      22,194      23,372      22,759      24,937
Cost of equipment sold              1,219       4,312       7,532          6,264       7,002       4,399       3,366       7,082
Technical expenses(1)               7,077       7,764       7,713          9,228       8,709       8,058       7,816       8,401
General and administrative
  expenses(2)                       1,307       1,383       3,329          4,348       6,454       6,598       7,040       4,744
Selling expenses                    2,730       3,858       4,832          6,529       4,852       2,803       2,364       1,411
Restructuring charges                  --          --          --             --         160       1,265         975         500
Depreciation and amortization      10,059      10,398      10,841         10,398      11,790      11,874      11,756      11,266
Amort. of stock compensation        1,067       1,066       1,067          1,066       1,066       1,067       1,066         801
                                ---------   ---------   ---------      ---------   ---------   ---------   ---------   ---------
Operating loss (EBIT)           $ (17,749)  $ (18,351)  $ (26,077)     $ (23,116)  $ (17,839)  $ (12,692)  $ (11,624)  $  (9,268)
                                =========   =========   =========      =========   =========   =========   =========   ==========

EBITDA (3)                      $  (6,623)  $  (6,887)  $ (14,169)(5)  $ (11,652)  $  (4,823)  $  (1,514)  $   2,173   $   3,299
                                =========   =========   =========      =========   =========   =========   =========   =========
Other data:
Ending units in service            94,297     146,809     227,864        353,780     477,112     517,511     500,376     508,089
ARPU (4)                        $   17.32   $   13.66   $   12.04      $   12.56   $   13.17   $   13,14   $   12.88   $   11.98

TRADITIONAL PAGING DIVISION
(IN THOUSANDS, EXCEPT OTHER DATA)                                         THREE MONTHS ENDED
                                -------------------------------------------------------------------------------------------
                                 MARCH 31,      JUNE 30,       SEPT. 30,     DEC. 31,    MARCH 31,    JUNE 30,   SEPT. 30,
                                   2000           2000           2000          2000         2001        2001       2001
                                ----------     ----------     ----------     ---------   ----------  ----------  ----------
                                                                          (UNAUDITED)
Recurring revenues              $   58,891     $   58,639     $   52,220     $   43,440  $   39,068  $   33,961  $   28,363
Equipment revenues                  11,416         10,879          9,519          4,695       2,134       1,970         865
                                ----------     ----------     ----------     ---------   ----------  ----------  ----------
                                    70,307         69,518         61,739         48,135      41,202      35,931      29,228

Cost of equipment sold              12,626         14,115         10,265          6,550       3,038       1,920         683
Technical expenses(1)                9,654          9,297          7,076         11,957      10,831      11,110       9,906
General and administrative
  expenses(2)                       18,448         18,199         14,698         16,688      16,711      15,637      13,199
Selling expenses                     9,661          8,758          8,398          4,849       4,498       4,035       3,600
Restructuring charges                                                                           160       1,264         976
Depreciation and amortization        9,439          9,433          8,980          8,502       8,450       8,500       5,960
Amort. of stock compensation         1,067          1,066          1,067          1,067       1,067       1,066       1,067
                                ----------     ----------     ----------     ---------   ----------  ----------  ----------
Operating income (EBIT)         $    9,412     $    8,650     $   11,255     $ $(1,478)  $   (3,553) $   (7,601) $   (6,163)
                                ==========     ==========     ==========     =========   ==========  ==========  ==========
EBITDA (3)                      $   19,918     $   19,149     $   21,302     $    8,091  $    6,124  $    3,229  $    1,840
                                ==========     ==========     ==========     ==========  ==========  ==========  ==========
Adjusted EBITDA                 $   17,719(6)  $   14,819(6)  $   14,439(6)  $    8,091  $    6,124  $    3,229  $    1,840
                                ==========     ==========     ==========     ==========  ==========  ==========  ==========
Other data:
Ending units in service          2,387,444      2,280,655      2,105,282      1,864,560   1,613,704   1,403,625   1,193,372
ARPU (4)                        $     7.94     $     8.37     $     7.94     $     7.30  $     7.49  $     7.50  $     7.28


TRADITIONAL PAGING DIVISION
(IN THOUSANDS, EXCEPT OTHER DATA)   THREE MONTHS ENDED
                                    ------------------
                                         DEC. 30,
                                           2001
                                    ------------------
                                       (UNAUDITED)
Recurring revenues                    $   26,619
Equipment revenues                           353
                                      ----------
                                          26,972

Cost of equipment sold                       426
Technical expenses(1)                      5,327
General and administrative
  expenses(2)                             10,460
Selling expenses                           2,727
Restructuring charges                        500
Depreciation and amortization              5,898
Amort. of stock compensation                 800
                                      ----------
Operating income (EBIT)               $      834
                                      ==========
EBITDA (3)                            $    8,032
                                      ==========
Adjusted EBITDA                       $    8,032
                                      ==========
Other data:
Ending units in service                1,028,230
ARPU (4)                              $     7.99

CONSOLIDATED
(IN THOUSANDS)                                                     THREE MONTHS ENDED
                           -----------------------------------------------------------------------------------------------------
                            MARCH 31,    JUNE 30,     SEPT. 30,    DEC. 31,     MARCH 31,   JUNE 30,     SEPT. 30,     DEC. 30,
                              2000         2000         2000         2000         2001        2001          2001         2001
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Cash flow from operating
  activities               $    8,743   $      641   $   (9,675)  $    4,750   $  (21,669)  $    2,225   $   10,612   $    1,052
Cash flow from investing
  activities                   (6,353)     (12,270)     (12,556)     (16,852)      (9,823)      (1,266)      (1,355)      (1,782)
Cash flow from financing
  activities                    7,896          225       23,388        8,720       30,144         (610)        (353)        (302)

(1) Technical expenses exclude depreciation and amortization expenses.

(2) General and administrative expenses exclude amortization of stock compensation expense.

(3) Earnings (loss) before interest, taxes, depreciation and amortization, amortization of stock compensation and restructuring charges. See discussion in "Selected Financial Data."

(4) Calculated by dividing recurring revenues for the quarter by the simple average number of units in service during that quarter. Stated as the monthly average for the quarter.

(5) Excluding $4.3 million of sale incentives for units held in retailers' inventory, EBITDA would have been $9.8 million for the quarter.

(6) Excluding one-time revenues, reductions in technical expense associated with the Telecommunications Act of 1996, the increased equipment losses associated with the Percomm launch, and/or certain other one-time items.

SEASONALITY

    Device usage is slightly higher during the spring and summer months, which is reflected in higher incremental usage fees earned by the Company. Only the Company's retail sales are generally subject to seasonal fluctuations.

CRITICAL ACCOUNTING POLICIES

    For a discussion of critical accounting policies of the Company, see Note 2 to the Consolidated Financial Statements.

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

    Capital expenditures were $45.7 million, $54.3 million and $14.4 million for 1999, 2000 and 2001, respectively. Capital expenditures for 1999 include approximately $20.3 million related to the development and expansion of its wireless data network, $3.3 million for the Company's traditional paging network, $1.3 million for facilities, $10.6 million for computer hardware and software and $10.2 million for leased subscriber units. Capital expenditures for 2000 include approximately $18.0 million related to the expansion and improvement of its wireless data network, $0.9 million for the Company's traditional paging network, $0.9 million for facilities, $17.7 million for leased pagers and $16.8 million for computer hardware and software. Capital expenditure for 2001 include approximately $5.8 million related to the expansion of its wireless data network, $0.6 million for the Company's traditional paging network, $7.0 million for computer hardware and software and $1.0 million for leased subscriber units. In September 2000, the Company signed a Volume Purchase Agreement with Glenayre in which the Company committed to purchase or license $20.8 million of network infrastructure equipment and software through December 31, 2001. (See Note 8 to the Consolidated Financial Statements of the Company). This agreement expired on December 31, 2001, at which time the Company had purchased $9.5 million under this agreement. The remaining $10.5 million purchase commitment was an obligation incurred prior to the Petition Date. As such, any claim submitted in the Chapter 11 proceeding with respect to such amount will be treated as an unsecured claim under any plan of reorganization proposed by the Company.

    The Company's net cash provided by operating activities for 1999 and 2000 was $24.1 million and $4.5 million, respectively. Net cash used in operating activities for 2001 was $7.8 million. Net cash used in investing activities was $44.7 million, $48.0 million and $14.2 million for 1999, 2000 and 2001, respectively, and were primarily for capital expenditures. Net cash provided by financing activities was $13.6 million, $40.2 million and $28.9 million for 1999, 2000 and 2001, respectively. Cash provided by financing activities resulted primarily from the borrowing of $25.0 million under the Credit Facility in 1999, in 2000 primarily from borrowings of $28.4 million under the Credit Facility, $8.5 million of proceeds from the issuance of common stock under the Company's stock option plans and $3.7 million from borrowings on the vendor financing arrangement and in 2001 from borrowing under the amended credit facility of $25.1 million and the vendor financing arrangement of $5.7 million.

    The 11-1/4% Notes, which are unsecured senior subordinated obligations of the Company, mature in 2008 and were issued at a substantial discount from their principal amount at maturity. In March 2000, the Company issued 3.8 million shares of its class A common stock in exchange for $84.5 million accreted value ($115.9 million maturity value) of the 11-1/4% Notes.

    The 15% Notes, which are unsecured senior obligations of the Company, mature in 2005 and were issued at a substantial discount from their principal amount at maturity. The 15% Notes were fully accreted by February 1, 2000. From and after August 1, 2000, interest on the 15% Notes is payable semiannually, in cash. As a result of the Chapter 11 filing, beginning with the August 1, 2001 interest payment, interest has not been paid on the 15% Notes.

    In March 1997, the Company entered into a vendor financing arrangement with an infrastructure vendor (the "Vendor Financing Arrangement"), providing for the financing of infrastructure and other equipment over a period of 60 months from the date of initial drawdown. In September 2000, the maximum aggregate amount available was amended from $30 million to $10 million and is secured by the equipment purchased. The interest rate applicable to such financing is equal to the sum of 7% and the London interbank offered rate ("LIBOR") as published in The Wall Street Journal for three-month maturities or the sum of 4.25% and the U.S. prime rate of interest as published in The Wall Street Journal. As of December 31, 2001, the Company had $8.6 million outstanding under the Vendor Financing Arrangement. During 2001, the Company borrowed an additional $5.7 million and at December 31, 2001 $8.6 million was outstanding. (See Note 7 to the Consolidated Financial Statements of the Company.) The weighted average interest rate for borrowings outstanding during the three months ended December 31, 2001 was 13.75%.

    In December 2000, the Company amended its credit facility to provide borrowings up to $80 million with an additional $20 million upon further approval of the banks. In the first quarter of 2001, the Company borrowed an additional $25.1 million to pay the interest due on the 15% Notes and support general operations. As of December 31, 2001, $78.5 million was outstanding in the form of term loans and $1.3 million in two letters of credit as security for the capital leases of computer equipment. As of December 31, 2001, the Company had no monies available under the Amended Credit Facility. The Amended Credit Facility bears interest at the bank's prime rate plus 3.5% or at LIBOR plus 4.5%. The weighted average interest rate on the amounts borrowed for the period from January 1, 2001 to December 31, 2001 was 10.0%.

    On July 17, 2001, the Bankruptcy Court approved $15 million of debtor-in-possession ("DIP") financing. The DIP financing was provided by the two principal lenders on the Amended Credit Facility. During the third quarter, the Company borrowed and paid back $1.0 million on the DIP financing. Total fees and interest incurred on the DIP financing for the year ended December 31, 2001 were approximately $676,000. The commitment to loan expired on December 31, 2001, at which time there was no balance outstanding under the DIP financing.

    As of December 31, 2001, the Company's principal indebtedness was $262.9 million under the 11 1/4% Notes, $207.3 million under the 15% Notes, $78.5 million under the Amended Credit Facility, $8.6 million under the Vendor Financing Arrangement and $2.6 million under capital lease obligations. The Company has classified the outstanding debt on the 11 1/4% Notes and the 15% Notes as current maturities of long-term debt as of December 31, 2000, because it was believed that the Company would not be able to comply with existing covenants through 2001. As of December 31, 2001, these maturities are classified as liabilities subject to compromise. The amounts borrowed under the Vendor Financing Arrangement and the Amended Credit Facility are secured and not subject to compromise, however are classified as current maturities of long-term debt at December 31, 2001, because the Company is in default as a result of the Chapter 11 filing.

    The indentures under which the 15% Notes and the 11 1/4% Notes were issued, the Vendor Financing Arrangement and the Amended Credit Facility contain certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets, enter into leases and engage in mergers and consolidations, and the Amended Credit Facility requires the Company to maintain certain operating and financial performance measures and limits the ability of the Company to make capital expenditures. At December 31, 2001, the Company was not in compliance with such covenants. During the pendancy of the Chapter 11 case, lenders may not pursue remedies for failure to comply with such covenants unless they obtain the approval of the Bankruptcy Court to lift the automatic stay imposed by Section 362 of the Bankruptcy Code.

    Construction of the Company's wireless data network is substantially complete, dramatically reducing the historical level of capital expenditures required to support the network. In addition, in 2001 the Company reduced its cost of equipment sold and operating expenses before depreciation and amortization and amortization of stock compensation by approximately 19%. As a result, the Company's cash requirements are currently significantly lower than requirements of the last several years.

    As of December 31, 2001, the Company had approximately $14.0 million in cash and cash equivalents. The Company believes that cash on hand and funds from operations will enable the Company to meet its current operating and capital expenditure requirements for 2002. Until a plan of reorganization is approved, the Company's long-term liquidity and adequacy of its capital resources cannot be fully determined.

    Inherent in a successful plan of reorganization is a capital structure which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the Company. Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and stockholders may be substantially altered. At this time, it is not possible to predict the outcome of the Chapter 11 case, in general, or the effects of such case on the business of the Company or on the interest of creditors and stockholders. Management believes that it is highly unlikely that current equity security holders will receive any distribution under any reorganization plan.

OFF-BALANCE SHEET LIABILITIES

    At December 31, 2001, the Company had no material off-balance sheet liabilities.

COMMITMENTS AND CONTINGENCIES

    For a discussion of material commitments and contingencies of the Company, see Note 8 in the Consolidated Financial Statements and "Item 3. Legal Proceedings."

RELATED PARTY TRANSACTIONS

     For a discussion of related party transactions, see Note 15 of the Consolidated Financial Statements and "Item 13. Certain Relationships and Related Transactions."

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

     The Amended Credit Facility bears interest at the U.S. prime rate plus 3.50% or at LIBOR plus 4.50%. Therefore, the Amended Credit Facility is subject to short-term interest rate risk. At December 31, 2001, the balance outstanding under the Credit Facility was $78.5 million. Consequently, a 100 basis point increase in the U.S. prime rate or LIBOR would result in a $785,000 increase in interest expense over a twelve month period.

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

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on a review of Forms 3, 4 and 5 furnished to the Company pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") in respect of its most recent fiscal year, the Company believes that Mr. Joseph
A. Pardo was late in filing the required Form 3.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth compensation information for the chief executive officer and the four most highly compensated officers other than the chief executive officer (the "Named Executive Officers") for services rendered in the fiscal years ending December 31, 2001, 2000 and 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                                                                        COMPENSATION
                                                               ANNUAL                   ------------
                                                           COMPENSATION(1)               SECURITIES
                                                      ---------------------------        UNDERLYING           ALL OTHER
     NAME AND PRINCIPAL POSITION           YEAR         SALARY            BONUS          OPTIONS(2)         COMPENSATION(3)
     ---------------------------           ----       ---------        ----------       ------------        ---------------

John D. Beletic........................    2001       $ 588,463        $  989,400               --             $190,353
Chairman of the Board                      2000         592,310         1,600,002               --               15,628
                                           1999         376,013           691,937          200,000               18,045

N. Ross Buckenham......................    2001         301,154           438,292               --                5,925
Chief Executive Officer and President      2000         259,616           152,500          226,000               12,085
                                           1999         240,385           259,470          150,000               11,634

Frederick G. Anderson..................    2001         233,846           177,381               --                5,208
Senior Vice President, General Counsel     2000         209,615            86,294          151,000               11,915
 and Secretary                             1999         195,192           163,929           55,000               12,144

Douglas S. Glen........................    2001         205,000           139,033               --                5,018
Senior Vice President, Operations          2000         179,872            68,031          136,000               11,810
                                           1999         102,872            54,411          105,000                6,394

Rick Nelson............................    2001         199,039            77,496               --                5,554
Senior Vice President, Business Sales      2000         174,654            54,703          137,500               12,361
                                           1999         165,619            71,052           15,000               12,563

(1) The amount of cash compensation does not include the value of personal benefits or securities, property or other non-cash compensation paid or distributed other than pursuant to a plan, which, with respect to any Named Executive Officer, was less than the lesser of $50,000 and 10% of the cash compensation received by such Officer.

(2)  Denominated in shares of Common Stock.

(3)  All other compensation for 2001 is made up of the following:

            2001                       MR. BELETIC    MR. BUCKENHAM     MR. ANDERSON       MR. GLEN        MR. NELSON
            ----                       -----------    -------------     ------------       --------        ----------

Below prime rate loan .............     $     40         $     --         $     --         $     --         $    635
Life and accident insurance .......           50               52               52               52               52
Long-term disability insurance ....        7,922            1,887            1,170              980              881
Health insurance ..................        3,856            3,856            3,856            3,856            3,856
Short-term disability insurance ...          125              130              130              130              130
Forgiveness of Notes ..............      178,360               --               --               --               --
                                        --------         --------         --------         --------         --------
   Total other compensation .......     $190,353         $  5,925         $  5,208         $  5,018         $  5,554
                                        ========         ========         ========         ========         ========

STOCK OPTIONS

     No stock options were granted during fiscal year 2001 to the Named Executive Officers.

     The following table sets forth stock options exercised during fiscal year 2001 and the fiscal year-end value of unexercised options for each Named Executive Officer.

               AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                                   NUMBER OF SECURITIES
                                                                  UNDERLYING UNEXERCISED             VALUE OF UNEXERCISED
                                                                         OPTIONS                    IN-THE-MONEY OPTIONS AT
                                SHARES                            AT DECEMBER 31, 2001(1)            DECEMBER 31, 2001(2)
                              ACQUIRED ON       VALUE         ------------------------------     -----------------------------
                               EXERCISE        REALIZED       EXERCISABLE      UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
                              -----------      --------       -----------      -------------     -----------     -------------

John D. Beletic .........           --         $     --               --               --         $     --         $     --
N. Ross Buckenham .......           --               --          285,255          350,917               --               --
Frederick G. Anderson ...           --               --          103,093          206,251               --               --
Douglas S. Glen .........           --               --           68,833          172,167               --               --
Richard Nelson ..........           --               --          186,749          141,251               --               --

(1)  Denominated in shares of Common Stock.

(2) The fair market value at December 31, 2001 was $0.05 per share and on April 1, 2002 was $.02 per share.

EMPLOYMENT ARRANGEMENTS

     In October 2001, the Company's Board of Directors adopted and the Bankruptcy Court approved an Amended and Restated Key Employee Retention Plan (the "Plan") which provides that key employees designated by the Board of Directors shall be entitled to retention payments if they remain employed with the Company on the day a "Retention Event" (as defined in the Plan) occurs. According to the Plan, a "Retention Event" will be deemed to have occurred on the date that a plan or reorganization is confirmed by the Bankruptcy Court or the date of a sale, lease or other disposition of all or substantially all of the Company's assets in which the proceeds are sufficient to pay all priority claims and retention payments. The Plan provides for retention payments ranging between 25% and 30% of the employee's combined annual salary and annual and quarterly target bonus compensation. The retention amount an employee will receive depends upon the employee's position at the Company. Retention payments under the Plan will be paid in cash in 12 equal monthly installments. As of the date of this 10-K, the Board of Directors has designated approximately 40 employees as eligible to receive retention benefits under the Plan, including the Named Executive Officers. Each Named Executive Officer has a retention percentage of 30%.

DIRECTORS' COMPENSATION

     John Beletic, Albert Black, Dennis McClain and Joseph Pardo each receive $10,000 annually for their services as directors, plus $1,000 for each Board meeting attended in person and $500 for each Board meeting attended by telephone conference call. Mr. Beletic, Mr. Black and Mr. McClain also receive $1,000 for each meeting attended of the Special Committee of the Board. No other directors of the Company currently receive compensation for their services in such capacity. All directors who are not employees of the Company or any of its affiliates and who own 1% or less of the Company's Common Stock participate in the Company's Nonqualified Formula Stock Option Plan for Non-Employee Directors, pursuant to which each such director is granted an option covering 25,000 shares of Common Stock upon being elected to the Board, with an exercise price equal to the fair market value of such stock on the date of grant. On the third anniversary of the grant, each eligible director still serving on the Board will be granted another option covering 25,000 shares at the fair market value on the date of such grant. Each option vests in equal quarterly installments over a three year period and has a maximum term of 10 years. Currently only Mr. Black and Mr. Pardo are eligible to participate in the Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of the members of the Compensation Committee during 2001 have ever been an officer or employee of the Company or any of its subsidiaries. No executive officer of the Company serves on the compensation committee of another Company, an executive officer of which serves as a Director of the Company or on the Company's Compensation Committee. No executive officer of the Company serves as a director of another Company, an executive officer of which serves as a member of the Company's Compensation Committee.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee

     The Compensation Committee of the Board, which consisted of three non-employee directors during 2001, is responsible for overseeing all stock option plans, setting the compensation for the Chief Executive Officer ("CEO") and other executive officers, reviewing and approving the Company's compensation policies and providing guidelines for determining the annual compensation of other management personnel.

Compensation Philosophy

     The goals of the Compensation Committee with respect to executive compensation are to: (1) establish a competitive compensation program to attract, retain and motivate employees in those positions that most directly affect the Company's overall performance and (2) encourage coordinated and sustained effort toward enhancing the Company's performance and maximizing the Company's value. The Compensation Committee believes retaining the services of experienced senior executives is an important component of any plan to reorganize the Company and emerge from Chapter 11. Retention of executives is being addressed through a program of competitive base salaries and bonus programs based on successfully achieving predetermined financial, strategic or operational performance goals. The Compensation Committee believes that programs providing a heavy emphasis on executive equity ownership are important components of a compensation program, but the Company is unable to offer meaningful equity based programs while it is in Chapter 11.

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

Annual Incentive Bonus

     Each executive officer has an opportunity to earn an annual bonus based upon Company performance. Annual incentive bonus opportunities for executive officers are based on the Compensation Committee's belief that a significant portion of the annual compensation of each executive officer should be contingent upon Company performance. To carry out this philosophy, the Company implemented the 2001 Annual Bonus Plan (the "Incentive Plan"). The Incentive Plan is a pay-for-performance plan intended to motivate and reward executive officers (as well as other officers and managers) by directly linking cash bonuses to specific aggressive Company performance targets. Prior to a calendar year, the Compensation Committee sets the incentive bonus target at a stated percentage of an executive officer's base salary. The bonus amounts earned are determined as of the end of each calendar quarter, and bonuses can range between 50% and 150% of the target amount. [the amounts earned up to 100% of the target amount are then paid and amounts earned in excess of the target are paid at the end of the year.] The percentage bonus is calculated by determining the level of the Company's accomplishment of certain performance criteria established in order to align participants' perspectives with that of creditors and shareholders and enhance the value of the Company.

     The Compensation Committee has the discretion to modify the bonus amounts paid to all participants in the Incentive Plan regardless of the performance level achieved if certain extraordinary unforeseen events occur during the year.

Certain of the executive officers of the Company (other than the CEO and President), as well as certain managers, also have the opportunity to participate in the Company's Management by Objective ("MBO") bonus program. The MBO bonus program is intended to provide officers with an incentive to focus on short-term performance goals that enhance the operating efficiency of the Company and enhance shareholder value. Participants in the MBO program are provided a cash bonus based upon the percentage of definitive performance objectives completed during each calendar quarter. The participant's potential MBO bonus is a percentage of such participant's annual base salary, paid quarterly based upon the participant's completion of his/her objectives. For 2001, potential MBO bonuses were 5% of executive officers' and managers' annual base salaries.

Stock Options/Equity Ownership

     The Compensation Committee believes that the periodic grant of time-vested stock options provides an incentive that focuses the executives' attention on managing the business as owners of an equity stake in the Company. It further motivates executives to maximize long-term growth and profitability because value is created in the options only as the Company's stock price increases after the option is granted. However, the Company is unable to offer meaningful stock options or other equity based awards while it is in Chapter 11.

CEO Compensation

     The Compensation Committee believes that, as with the other executive officers, the CEO's compensation should, in large part, be tied directly to the performance of the Company and that the CEO should share in the same risks and rewards as do the Company's creditors and shareholders. Accordingly, the compensation of the CEO in 2001 was comprised of base salary and annual incentive bonus pursuant to the Incentive Plan.

     In setting the future compensation of the CEO, the Compensation Committee analyzes subjective measures of performance during the prior fiscal year as well as expected future performance and the competitive environment for retaining a talented individual in the CEO position. The Compensation Committee has established bonus compensation that will permit the CEO to earn significant amounts for achieving the Company's business plan objectives.

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

Leigh J. Abramson
Albert Black

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of Class A Common Stock as of January 31, 2001, (i) by each person known by the Company to own beneficially more than 5% of the outstanding Class A Common Stock, (ii) by each director of the Company, (iii) by the Named Executive Officers, and (iv) by all executive officers and directors of the Company as a group. Except as otherwise indicated, each named person has voting and investment power over the listed shares, exercised solely by the named person or shared with a spouse.

                                                                          SHARES OF      PERCENT OF
                                                                           CLASS A        CLASS A
     NAME AND ADDRESS OF BENEFICIAL OWNER                                COMMON STOCK   COMMON STOCK
     ------------------------------------                                ------------   ------------

The Morgan Stanley Leveraged Equity Fund II, L.P. ...................     8,086,606         19.1%
 1221 Avenue of the Americas,
 New York, NY 10020
Morgan Stanley Capital Partners III, L.P. ...........................     4,839,329         11.5%
 1221 Avenue of the Americas,
 New York, NY 10020
Morgan Stanley Venture Capital Fund, L.P. ...........................     2,054,983          4.9%
 1221 Avenue of the Americas,
 New York, NY 10020
Other Morgan Stanley-sponsored limited partnerships .................       803,962          1.9%
Mellon  Bank,  N.A.,  as Trustee  for First Plaza Group Trust(1) ....     2,734,943          6.5%

 One Mellon Plaza,
 Pittsburgh, PA 15258

Directors and Named Executive Officers:
N. Ross Buckenham (2) ...............................................       384,317            *
Frederick G. Anderson (3) ...........................................       138,597            *
Douglas S. Glen (4) .................................................       107,832            *
Richard Nelson (5) ..................................................       213,942            *
John D. Beletic .....................................................            --            *
Leigh J. Abramson ...................................................            --            *
Albert C. Black, Jr. (6) ............................................        18,749            *
Dennis McClain ......................................................       105,000            *
Joseph Pardo (7) ....................................................        10,416            *

All directors and executive officers as a group (8) .................     1,217,436          2.8%

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

(2) Includes 384,317 stock options which are exercisable within the 60-day period commencing January 31, 2002, pursuant to the Stock Option Plans.

(3) Includes 20,756 shares of common stock issued pursuant to the 1991 Stock Option Plan. Includes 117,280 stock options which are exercisable within the 60-day period commencing January 31, 2002, pursuant to the Stock Option Plans.

(4) Includes 77,832 stock options which are exercisable within the 60-day period commencing January 31, 2002, pursuant to the Stock Option Plans.

(5) Includes 12,500 of common stock issued pursuant to the 1991 Stock Option Plan. Includes 196,500 stock options which are exercisable within the 60-day period commencing January 31, 2002, pursuant to the Stock Option Plans.

(6) Includes 18,749 stock options which are exercisable within the 60-day period commencing January 31, 2002, pursuant to the 1996 Nonqualified Formula Stock Option Plan for Non-Employee Directors.

(7) Includes 10,416 stock options which are exercisable within the 60-day period commencing January 31, 2002, pursuant to the 1996 Nonqualified Stock Option Plan for Non-Employee Directors.

(8) Includes 1,029,176 stock options which are exercisable within the 60-day period commencing January 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

     As of December 31, 2000, John D. Beletic, Chairman and Chief Executive Officer of the Company, was indebted to the Company in the amount of $163,000 under three promissory notes. The principal and accrued interest on such notes were forgiven on January 3, 2001 pursuant to the Retention Agreement dated as of January 3, 2000 between the Company and Mr. Beletic (the "Retention Agreement").

     The Company entered into a Separation Agreement with John D. Beletic that became effective upon December 6, 2001, whereupon the Retention Agreement expired. The Separation Agreement provided that Mr. Beletic would continue to serve as Chairman of the Board, but his employment with the Company terminated on January 31, 2002. The Separation Agreement included, among other things, mutual releases of claims (with certain specific exceptions), including Mr. Beletic's release of all phantom stock, stock options and severance compensation.

     During 2001, three directors of the Company were employees of Morgan Stanley. Two of the directors have resigned, and one remains as director at the date of this report. Morgan Stanley Senior Funding, Inc. ("MSSF"), an affiliate of Morgan Stanley, was a lender under the Debtor in Possession Credit Agreement, dated as of July 18, 2001, among the Company, Bankers Trust Company and MSSF. The Company paid MSSF commitment commissions and upfront fees totaling $150,000 pursuant to such credit agreement.

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

Election of Directors

     Pursuant to the Amended and Restated Stockholders Agreement among the Company and certain stockholders dated as of June 8, 2000, as amended (the "Stockholders Agreement"), MSLEF II, MSCP III, MSVCF, the Morgan Stanley Venture Capital Fund II, L.P. ("MSVCF II"), the Morgan Stanley Capital Investors, L.P. ("MSCI"), the MSCP 892 Investors, L.P. ("MSCP 892") and other Morgan Stanley sponsored limited partnerships (collectively, the "Morgan Stanley Shareholders") have the right to designate and have elected one-half of the members of the Board for so long as the total number of shares of voting and nonvoting common stock (the "Capital Stock") of the Company owned by the Morgan Stanley Shareholders constitutes at least 50% of the outstanding Capital Stock of the Company. If such ownership falls below 50%, the number of directors that the Morgan Stanley Shareholders have the right to designate and have elected will be reduced to the number of directors which constitutes a percentage representation on the Board equal to the Morgan Stanley Shareholders' aggregate percentage ownership of the outstanding Capital Stock of the Company. The rights of each of MSLEF II, MSCP III, MSVCF and the MSVCF II to designate and have elected one member of the Board of Directors terminates once the total number of shares of Capital Stock of the Company owned by such stockholder falls below 7.5%. However, each such stockholder will continue to have such rights if its ownership of Capital Stock exceeds 2% and such stockholder has determined that the continued possession of such rights is necessary or desirable in order for such stockholder to qualify as a "venture capital operating company" within the meaning of Department of Labor Regulation Section 2510.3-101. MSVCF has made such a determination and continues, therefore, to have the right to designate and have elected one director.

     The Morgan Stanley Shareholders, Toronto Dominion Capital Group, Ltd. and John D. Beletic have agreed to vote all of their shares for all such designees.

     So long as the Morgan Stanley Shareholders hold securities representing at least 10% of the outstanding Capital Stock, the Company is required to maintain compensation and audit committees of its Board, each consisting of up to four directors, of which the Morgan Stanley Shareholders are entitled to designate up to two directors on each such committee. Those members of the Board who are not designated by the Morgan Stanley Shareholders are entitled to designate one director.

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

     (a)  The following documents are filed as part of this 10-K:

     (1) Financial Statements. See Index to Consolidated Financial Statements and Financial Statement Schedule on Page F-1 hereof.

     (2) Financial Statement Schedules. See Index to Consolidated Financial Statements and Financial Statement Schedule on Page F-1 hereof.

     (3) Exhibits Required by Item 601 of Regulation S-K. See Exhibit Index on Page E-1 hereof.

     (b)  Reports on Form 8-K

          The following current reports on Form 8-K were filed by WebLink Wireless, Inc. during the quarter ended December 31, 2001:

     Current Report on Form 8-K dated October 5, 2001, disclosing under Item 5 "Other Event" the issuance of the Company's October 4, 2001 press release.

     Current Report on Form 8-K dated November 1, 2001, disclosing under Item 5 "Other Events" the issuance of the Company's October 31, 2001 press release.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2002                   WEBLINK WIRELESS, INC.
                                       (Registrant)

                                       By: /s/ N. ROSS BUCKENHAM
                                           --------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                             TITLE                        DATE
        ---------                             -----                        ----

   /s/ N. ROSS BUCKENHAM             Chief Executive                  April 15, 2002
------------------------------       Officer and President
     N. Ross Buckenham

    /s/ KELLY W. PRENTISS            Vice President, Finance,         April 15, 2002
------------------------------       Chief Financial Officer and
      Kelly W. Prentiss              Treasurer
                                     (Principal Financial and
                                     Accounting Officer)

    /s/ JOHN D. BELETIC              Chairman and Director            April 15, 2002
------------------------------
      John D. Beletic

                                     Director                         April 15, 2002
------------------------------
     Leigh J. Abramson

   /s/ ALBERT C. BLACK, JR.          Director                         April 15, 2002
------------------------------
    Albert C. Black, Jr.

     /s/ DENNIS MCCLAIN              Director                         April 15, 2002
------------------------------
       Dennis McClain

     /s/ JOSEPH A. PARDO             Director                         April 15, 200
------------------------------
       Joseph A. Pardo

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants ...................................................     F-2

Consolidated Balance Sheets as of December 31, 2000 and 2001 ...............................     F-3

Consolidated Statements of Operations for the Years
  Ended December 31, 1999, 2000 and 2001 ...................................................     F-4


Consolidated Statements of Stockholders' Deficit for the Years
  Ended December 31, 1999, 2000 and 2001 ...................................................     F-5

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1999, 2000 and 2001 ...................................................     F-7

Notes to Consolidated Financial Statements .................................................     F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of WebLink Wireless, Inc.:

     We have audited the accompanying consolidated balance sheets of WebLink Wireless, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WebLink Wireless, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as described in Note 2.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company reported operating losses for each of the three years in the period ended December 31, 2001, has incurred substantial net losses since inception and has a significant working capital deficit and stockholders' deficit at December 31, 2001. In May 2001, the Company filed for a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and at December 31, 2001, is operating the business as debtors-in-possession. The Company's financial condition, results of operations, lack of liquidity and inability to obtain additional debt or equity financing, among other factors as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters includes a plan to emerge from the Chapter 11 bankruptcy proceedings. The Company has entered into a non-binding letter of intent with its secured lenders on the material terms of a plan of reorganization, which is further described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result in the event that the Company is unable to continue as a going concern.

                                       [Arthur Andersen LLP Signature]

Dallas, Texas,
April 5, 2002 (except with respect to the matter discussed in the fourth and fifth paragraphs of Note 1, as to which the date is April 15, 2002)

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                    DECEMBER 31,
                                                                                               2000               2001
                                                                                             ---------         ---------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .........................................................        $   7,097         $  13,970
  Accounts receivable (net of allowance for doubtful accounts of $5,331
    and $5,898 at December 31, 2000 and 2001, respectively) .........................           33,436            19,001
  Inventories .......................................................................           13,828             3,763
  Product sold subject to right of return ...........................................            4,742               589
  Other current assets ..............................................................            7,407            10,552
                                                                                             ---------         ---------
      Total current assets ..........................................................           66,510            47,875
PROPERTY AND EQUIPMENT (net of accumulated depreciation of
  $223,688 and $278,319 at December 31, 2000 and 2001, respectively) ................          223,200           165,778
NARROWBAND LICENSES (net of accumulated amortization
  of $7,164 and $10,490 at December 31, 2000 and 2001, respectively) ................          125,901           122,575
OTHER ASSETS (net of accumulated amortization of $9,261 and $8,211 at
  December 31, 2000 and 2001, respectively) .........................................           28,843            23,849
                                                                                             ---------         ---------
      Total assets ..................................................................        $ 444,454         $ 360,077
                                                                                             =========         =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable ..................................................................        $  27,403         $   4,521
  Liabilities subject to compromise .................................................               --           498,863
  Deferred revenue ..................................................................           44,529            24,943
  Current maturities of long-term debt ..............................................          514,326            88,361
  Other current liabilities .........................................................           43,283            33,236
                                                                                             ---------         ---------
      Total current liabilities .....................................................          629,541           649,924
LONG-TERM DEBT, less current maturities .............................................            5,356             1,374
OTHER LONG-TERM LIABILITIES .........................................................           12,641            11,593
COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)
STOCKHOLDERS' DEFICIT:
  Common Stock, $.0001 par value per share, 75,000,000 shares authorized:
    Class A Convertible Common Stock, 42,568,859 shares issued and outstanding at December 31, 2000 and 42,277,136 shares issued and
    outstanding at December 31, 2001 ................................................                4                 4
  Class B Convertible Non-Voting Common Stock, 3,809,363 shares
    issued and outstanding at December 31, 2000 and December 31, 2001 ...............                1                 1
  Class D Convertible Non-Voting Common Stock, 131,250
    shares issued and outstanding at December 31, 2000 and 2001 .....................               --                --
  Additional paid-in capital ........................................................          349,779           341,319
  Accumulated deficit ...............................................................         (535,559)         (643,462)
  Stock subscriptions receivable ....................................................             (244)              (82)
  Deferred compensation .............................................................          (17,065)             (594)
                                                                                             ---------         ---------
      Total stockholders' deficit ...................................................         (203,084)         (302,814)
                                                                                             ---------         ---------
      Total liabilities and stockholders' deficit ...................................        $ 444,454         $ 360,077
                                                                                             =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                    ---------------------------------------------
                                                                                      1999              2000               2001
                                                                                    ---------         ---------         ---------

REVENUES:
  Recurring revenues ............................................................   $ 259,858         $ 239,905         $ 201,810
  Network revenues ..............................................................          --             4,735             3,182
  Equipment revenues ............................................................      64,563            45,336            21,710
                                                                                    ---------         ---------         ---------
      Total revenues ............................................................     324,421           289,976           226,702
COST OF EQUIPMENT SOLD AND OPERATING EXPENSES:
  Cost of equipment sold ........................................................      72,035            63,265            28,015
  Technical (exclusive of depreciation and amortization) ........................      76,615            69,766            70,161
  General and administrative (excluding amortization of stock compensation) .....      80,719            78,400            81,311
  Selling .......................................................................      49,665            50,086            26,766
  Restructuring Charges .........................................................          --                --             5,800
  Depreciation and amortization .................................................      78,147            78,050            75,496
  Amortization of stock compensation ............................................          --             8,533             8,000
                                                                                    ---------         ---------         ---------
      Cost of equipment sold and operating expenses .............................     357,181           348,100           295,549
                                                                                    ---------         ---------         ---------
      Operating loss ............................................................     (32,760)          (58,124)          (68,847)
OTHER (INCOME) EXPENSE:
  Interest expense (contractual interest of $72.5 million for the year ended
  December 31, 2001) ............................................................      65,310            65,649            35,076
  Interest income ...............................................................        (579)           (1,246)             (201)
  Gain on sale of Canadian affiliate ............................................          --            (3,331)               --
  Other .........................................................................       2,376               778             1,310
                                                                                    ---------         ---------         ---------
      Total other (income) expense ..............................................      67,107            61,850            36,185
                                                                                    ---------         ---------         ---------
LOSS BEFORE BANKRUPTCY REORGANIZATION ITEMS,
EXTRAORDINARY ITEM AND ACCOUNTING CHANGE ........................................     (99,867)         (119,974)         (105,032)
BANKRUPTCY REORGANIZATION ITEMS .................................................          --                --            (3,209)
                                                                                    ---------         ---------         ---------
LOSS BEFORE EXTRAORDINARY ITEM AND ACCOUNTING CHANGE ............................     (99,867)         (119,974)         (108,241)
EXTRAORDINARY ITEM:
  Gain on early retirement of debt ..............................................          --             2,322               338
CUMULATIVE EFFECT OF ACCOUNTING CHANGE ..........................................          --              (149)               --
                                                                                    ---------         ---------         ---------
NET LOSS ........................................................................   $ (99,867)        $(117,801)        $(107,903)
                                                                                    =========         =========         =========
NET LOSS PER SHARE (Basic and Diluted):
LOSS BEFORE EXTRAORDINARY ITEM AND ACCOUNTING CHANGE ............................       (2.47)            (2.63)            (2.33)
EXTRAORDINARY ITEM ..............................................................          --              0.05              0.01
CUMULATIVE EFFECT OF ACCOUNTING CHANGE ..........................................          --             (0.01)               --
                                                                                    ---------         ---------         ---------
NET LOSS ........................................................................   $   (2.47)        $   (2.59)        $   (2.32)
                                                                                    =========         =========         =========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
(Basic and Diluted) .............................................................      40,500            45,514            46,497

The accompanying notes are an integral part of these consolidated financial statements.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                         TREASURY               COMMON
                                          STOCK                  STOCK
                                    -----------------      -----------------      ADDT'L                            STOCK
                                    NUMBER OF              NUMBER OF              PAID-IN       ACCUMULATED      SUBSCRIPTIONS
                                     SHARES      AMT         SHARES      AMT      CAPITAL         DEFICIT          RECEIVABLE
                                    ---------    ----      ----------   ----      --------      -----------      -------------
BALANCE, DECEMBER 31, 1998 ......          --    $ --      40,398,292   $  4      $228,438       $(317,891)          $(573)
Common stock issued under
the stock option/stock
issuance plan/employee
stock purchase plan .............          --      --         291,500     --         1,397              --              (6)
Exercise of common stock
warrants.........................          --      --          81,063     --            --              --              --
Repayment of stock
subscriptions receivable and
purchase of treasury stock ......       8,000     (68)          1,412     --            12              --             114
  Net loss.......................          --      --              --     --            --         (99,867)             --
                                    ---------    ----      ----------   ----      --------       ---------            ----
BALANCE, DECEMBER 31, 1999 ......       8,000     (68)     40,772,267      4       229,847        (417,758)           (465)
Common stock issued under
the stock option/stock
issuance plan/employee
stock purchase plan .............      (8,000)     68       1,228,980      1         8,425              --              --
Exercise of common stock
warrants ........................          --      --           4,224                   --              --              --
Repayment of stock
subscriptions receivable ........          --      --              --     --            --              --             221
Issuance of common stock on
sale of Canadian affiliate ......          --      --         714,286     --         3,482              --              --
Issuance of common stock for
11-1/4 Exchange Notes ...........          --      --       3,789,715     --        81,005              --              --
Restricted stock awards .........          --      --              --     --        25,598              --              --
Amortization of stock
compensation ....................          --      --              --     --            --              --              --
Issuance of warrants to a
strategic alliance partner ......          --      --              --     --         1,422              --              --
  Net loss ......................          --      --              --     --            --        (117,801)             --
                                    ---------    ----      ----------   ----      --------       ---------            ----
BALANCE, DECEMBER 31, 2000 ......          --      --      46,509,472      5       349,779        (535,559)           (244)

                                      OTHER
                                   COMPREHENSIVE     DEFERRED
                                      INCOME        COMPENSATION     TOTAL
                                   -------------    ------------   ---------
BALANCE, DECEMBER 31, 1998 ......      $ --              $ --      $ (90,022)
Common stock issued under
the stock option/stock
issuance plan/employee
stock purchase plan .............        --                --          1,391
Exercise of common stock
warrants.........................        --                --             --
Repayment of stock
subscriptions receivable and
purchase of treasury stock ......        --                --             58
  Net loss.......................        --                --        (99,867)
                                       ----           --------     ---------
BALANCE, DECEMBER 31, 1999 ......        --                --       (188,440)
Common stock issued under
the stock option/stock
issuance plan/employee
stock purchase plan .............        --                --          8,494
Exercise of common stock
warrants ........................        --                --             --
Repayment of stock
subscriptions receivable ........        --                --            221
Issuance of common stock on
sale of Canadian affiliate ......        --                --          3,482
Issuance of common stock for
11-1/4 Exchange Notes ...........        --                --         81,005
Restricted stock awards .........        --           (25,598)            --
Amortization of stock
compensation ....................        --              8,533         8,533
Issuance of warrants to a
strategic alliance partner ......        --                 --         1,422
  Net loss ......................        --                 --      (117,801)
                                       ----           --------     ---------
BALANCE, DECEMBER 31, 2000 ......        --            (17,065)     (203,084)

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                         TREASURY               COMMON
                                          STOCK                  STOCK
                                    -----------------      -----------------      ADDT'L                            STOCK
                                    NUMBER OF              NUMBER OF              PAID-IN       ACCUMULATED      SUBSCRIPTIONS
                                     SHARES      AMT         SHARES      AMT      CAPITAL         DEFICIT          RECEIVABLE
                                    ---------    ----      ----------   ----      --------      -----------      -------------
Forgiveness of stock
subscriptions receivable ........          --    $ --              --   $ --      $     --       $      --            $162
Amortization of stock
compensation ....................          --      --              --     --            --              --              --
Cancellation/surrender
of shares to company ............          --      --        (291,723)    --            --              --              --
Cancellation/surrender of
phantom stock ...................          --      --              --     --        (8,471)             --              --
Unrealized gain on equities
held for sale ...................          --      --              --     --            --              --              --
Realized gain on equities
held or sale ....................          --      --              --     --            --              --              --
Issuance of warrants to
strategic alliance partner ......          --      --              --     --            11              --              --
Net loss ........................          --      --              --     --            --        (107,903)             --
                                    ---------    ----      ----------   ----      --------       ---------            ----
BALANCE, DECEMBER 31, 2001 ......          --    $ --      46,217,749   $  5      $341,319       $(643,462)           $(82)
                                    =========    ====      ==========   ====      ========       =========            ====

                                        OTHER
                                     COMPREHENSIVE   DEFERRED
                                        INCOME      COMPENSATION     TOTAL
                                     -------------  ------------   ---------
Forgiveness of stock
subscriptions receivable ........        $ --         $     --     $     162
Amortization of stock
compensation ....................          --            8,000         8,000
Cancellation/surrender
of shares to company ............          --               --            --
Cancellation/surrender of
phantom stock ...................          --            8,471            --
Unrealized gain on equities
held for sale ...................         112               --           112
Realized gain on equities
held or sale ....................        (112)              --          (112)
Issuance of warrants to
strategic alliance partner ......          --               --            11
Net loss ........................          --               --      (107,903)
                                         ----         --------     ---------
BALANCE, DECEMBER 31, 2001 ......        $ --         $   (594)    $(302,814)
                                         ====         ========     =========


The accompanying notes are an integral part of these consolidated financial statements.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                  ----------------------------------
                                                                                     1999         2000         2001
                                                                                  ---------    ---------    ---------
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss ................................................................   $ (99,867)   $(117,801)   $(107,903)
      Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
        Extraordinary item ....................................................          --       (2,322)        (338)
        Accounting change .....................................................          --          149           --
        Gain on sale of short term investments ................................          --           --         (112)
        Depreciation and amortization .........................................      78,147       78,050       75,496
        Amortization of stock compensation ....................................          --        8,533        8,000
        Forgiveness of stock subscription receivable ..........................          --           --          162
        Provision for bad debts ...............................................       7,565       11,102       17,061
        Loss on sale of property and equipment ................................         192        2,389        1,338
        Gain on sale of Canadian affiliate ....................................          --       (3,331)          --
        Accretion of discount on Senior Discount Notes ........................      58,964       29,634       11,165
        Amortization of deferred debt issuance costs ..........................       1,911        1,992        1,317
        Utilization of roaming credits ........................................          --          884          491
        Changes in certain assets and liabilities:
          Increase in accounts receivable .....................................      (8,699)      (4,681)      (2,626)
          Decrease (increase) in inventories ..................................         806       (7,887)      10,065
          (Increase) decrease in product sold subject to right of return ......          --       (4,742)       1,668
          Decrease (increase) in other current assets .........................       2,934         (634)      (3,636)
          Decrease (increase) in other assets .................................         117       (7,755)       2,177
          (Decrease) increase in accounts payable .............................     (16,785)       5,485       (4,562)
          Decrease in deferred revenue ........................................      (2,676)     (10,307)     (17,101)
          Increase in other current liabilities ...............................       1,475       18,511          606
          Increase (decrease) in other long-term liabilities ..................          --        7,190       (1,048)
                                                                                  ---------    ---------    ---------
             Net cash provided by (used in) operating activities ..............      24,084        4,459       (7,780)
                                                                                  ---------    ---------    ---------

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment .....................................     (45,736)     (50,611)     (14,200)
      Purchase of short-term investments ......................................          --           --          172
      Sale of short term investments ..........................................       1,000           --           --
      Proceeds from sale of Canadian affiliate ................................          --        2,560           --
      Other ...................................................................          54           20         (198)
                                                                                  ---------    ---------    ---------
            Net cash used in investing activities .............................     (44,682)     (48,031)     (14,226)
                                                                                  ---------    ---------    ---------
    CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock under the stock option/stock
        issuance plan/employee stock purchase plan ............................       1,391        8,494           --
      Borrowings under Revolving Credit Agreement/Credit Facility .............      25,000       28,400       25,101
      Costs related to renegotiation of credit agreement with Banker's
      Trust Company and Morgan Stanley Senior Funding, Inc. ...................      (3,202)        (500)          --
      Borrowings under the debtors-in-possession financing ....................          --           --        1,000
      Payments on the debtors-in-possession financing .........................          --           --       (1,000)
      Borrowings from vendor financing arrangements ...........................         539        3,738        5,747
      Payments on vendor financing arrangements and capital leases ............     (10,224)        (124)      (1,969)
      Other ...................................................................          58          221           --
                                                                                  ---------    ---------    ---------
            Net cash provided by financing activities .........................      13,562       40,229       28,879
                                                                                  ---------    ---------    ---------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................      (7,036)      (3,343)       6,873
    CASH AND CASH EQUIVALENTS, beginning of period ............................      17,476       10,440        7,097
                                                                                  ---------    ---------    ---------
    CASH AND CASH EQUIVALENTS, end of period ..................................   $  10,440    $   7,097    $  13,970
                                                                                  =========    =========    =========
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
        Interest ..............................................................   $   3,046    $  20,613    $  20,217
        Income taxes ..........................................................   $      --    $      --    $      --
    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
      Common stock issued in exchange for  11-1/4% Senior Subordinated
      Discount Exchange Notes .................................................   $      --    $  81,005    $      --
      Write-off of deferred debt issuance costs - 11-1/4% Senior
         Subordinated Discount Exchange Notes, net ............................          --        1,148           --
      Early extinguishment of 11-1/4% Senior Subordinated Discount
      Exchange Notes, at accreted value .......................................          --       84,475           --
         Issuance of common stock on sale of Canadian Affiliate ...............          --        3,482           --
      Phantom stock awards ....................................................          --       25,598           --
      Issuance of warrants to strategic partner ...............................          --        1,422           11
      Purchase of property through capital leases .............................          --        3,665          177
      Investment received from demutualization of MetLife .....................          --           --          174
      Cancellation/Surrender of company stock and phantom stock ...............          --           --        8,470
      Rejection in bankruptcy of national retail contracts ....................          --           --        2,485


The accompanying notes are an integral part of these consolidated financial statements.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

ORGANIZATION

     The predecessor corporation of WebLink Wireless, Inc. ("WebLink") was incorporated as a Delaware corporation on May 8, 1989, to provide wireless messaging products and services, under the name PageMart, Inc. ("PageMart"). In January 1995, PageMart effected a corporate reorganization pursuant to which PageMart Nationwide, Inc., a Delaware corporation, became the holding company parent of PageMart. In December 1995, the name of PageMart Nationwide, Inc. was changed to PageMart Wireless, Inc. ("Wireless"). On January 28, 1998, PageMart was merged into Wireless with Wireless as the surviving corporation. On December 1, 1999, the name of Wireless was changed to WebLink Wireless, Inc. WebLink and its subsidiaries are referred to herein as the "Company." The consolidated financial statements of the Company include the accounts of PageMart PCS, Inc., PageMart II, Inc., PageMart Operations, Inc., PageMart International, Inc. and certain other subsidiaries of WebLink. Each of these companies is a wholly-owned subsidiary of WebLink. PageMart PCS, Inc. holds certain narrowband personal communications services licenses. PageMart II, Inc. holds certain Federal Communications Commission ("FCC") licenses. Other than these licenses, the subsidiaries of WebLink have no significant assets or liabilities.

CHAPTER 11 FILING

     On May 23, 2001 (the "Petition Date"), WebLink and its subsidiaries, PageMart PCS, Inc. and PageMart II, Inc., filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Code Sections 101-1330, as amended (the "Bankruptcy Code"), and are presently operating their businesses as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court"). The Chapter 11 cases are being jointly administered for procedural purposes only before the Bankruptcy Court under Case No. 01-34275-SAF-11. WebLink and it's subsidiaries, as debtors-in-possession, have continued to manage and operate their assets and businesses pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court.

     As part of the Chapter 11 case, the Company routinely files pleadings, documents and reports with the Bankruptcy Court which may contain updated, additional or more detailed information about the Company, it's assets, liabilities or financial performance than is contained in these consolidated financial statements. Copies of the filings in the Company's Chapter 11 case are available during regular business hours at the office of the Clerk of the Bankruptcy Court, United States Bankruptcy Court for the Northern District of Texas, Dallas Division.

REORGANIZATION PLAN PROCEDURES

     On April 15, 2002 the Company entered into a non-binding letter of intent with its secured lenders on the material terms of a plan of reorganization. The plan is expected to allow the Company to emerge from the Chapter 11 proceeding. This new plan of reorganization, when filed, will supersede the plan that was filed on January 31, 2002, which was based on a transaction described in the Company's previously announced letter of intent with Sun Capital Acquisition Corp. The Sun Capital letter of intent has expired, and the Company is no longer pursuing the transaction.

     The letter of intent with the secured lenders provides that the Company would issue $40 million of new senior secured notes and 92.5% of the common stock of the reorganized entity to its secured creditors, and 7.5% of the common stock of the reorganized entity to its unsecured creditors upon the effective date of the plan of reorganization. The common stock to be issued to creditors would be subject to dilution by a management equity plan. The new senior secured notes would be issued in two tranches, $30.0 million of which would have interest paid currently in cash with a four year principal amortization schedule and $10.0 million of which would have interest paid in kind with a four-year maturity date. The Company's excess cash at the effective date of the plan of reorganization would be paid to the secured creditors, with the amount of excess cash above $3.0 million being applied to pay the principal of the new notes. Up to 15% of the common stock of the Company would be reserved for issuance to management. WebLink does not expect its current equity holders to receive any property, securities or cash in exchange for their equity holding in a restructuring. The Company expects the equity holders' stock will be cancelled at the time a plan of reorganization becomes effective.

     Confirmation of the plan of reorganization is subject to conditions imposed by the Bankruptcy Code, including the approval of the Bankruptcy Court, and approval of the FCC of the change in control of the Company's FCC licenses. Management can provide no assurance that the plan of reorganization will be approved.

     In July 2001, the Bankruptcy Court entered an order approving a $15.0 million debtors-in-possession credit facility ("DIP Facility") provided by the two principal lenders of the Company's pre-petition secured credit facility (the "DIP Lenders"). The DIP Facility bore interest at the bank's prime rate plus 3.0% or at the London interbank offered rate ("LIBOR") plus 4.0%. The weighted average interest rate on the DIP Facility for the year ended December 31, 2001 was 9.4%. During the third quarter of 2001, the Company borrowed and paid back $1.0 million on the DIP Facility. Total fees and interest incurred on the DIP Facility for the year ended December 31, 2001 were approximately $676,000. The DIP Lenders commitment to lend under the DIP Facility expired on December 31, 2001, at which time there was no balance outstanding under the DIP Facility.

BASIS OF PRESENTATION, LIQUIDITY AND GOING CONCERN

     The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assume except as otherwise disclosed, that assets will be realized and liabilities will be discharged in the ordinary course of business, are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-K and Regulation S-X, and are in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7").

     The Company reported operating losses for each of the three years in the period ended December 31, 2001, has incurred substantial net losses since inception and has a significant working capital deficit and stockholders' deficit at December 31, 2001. In May 2001, the Company filed for a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and at December 31, 2001, is operating the business as debtors-in-possession. The Company's financial condition, results of operations, lack of liquidity and inability to obtain additional debt or equity financing, among other factors as discussed above, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters includes a plan to emerge from the Chapter 11 bankruptcy proceedings. The Company has entered into a non-binding letter of intent with the majority of its secured lenders on the material terms of a plan of reorganization as discussed above. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result in the event that the Company is unable to continue as a going concern.

     While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts significantly different than those reflected in the consolidated financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization.

     The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, success of future operations and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

LIABILITIES SUBJECT TO COMPROMISE

     In the Chapter 11 case, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization, which must be confirmed by the Bankruptcy Court after submission to and approval, to the extent required, by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 case have been segregated and classified in the consolidated balance sheet as liabilities subject to compromise. Generally, all actions to enforce or otherwise require repayment of pre-petition liabilities are stayed while the Company continues its business operations as debtors-in-possession. The ultimate amount of and settlement terms for the pre-petition liabilities subject to compromise are subject to an approved plan of reorganization and may differ from such amounts as reflected in the Company's accounting records and accordingly are not presently determinable.

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

15% Senior Discount Exchange Notes due 2005 ......................  $207,270
11 1/4% Senior Subordinated Discount Exchange Notes due 2008 .....   262,898
Trade accounts payable ...........................................    17,982
Other current liabilities ........................................    10,713
                                                                    --------
                                                                    $498,863
                                                                    ========

     As a result of the Chapter 11 filing, no principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest expense on pre-petition unsecured obligations has not been accrued after the Petition Date, namely $19.4 million related to its 15% Senior Discount Exchange Notes due 2005 and $18.0 million on the 11 1/4% Senior Subordinated Discount Exchange Notes due 2008.


BANKRUPTCY REORGANIZATION ITEMS

     Pursuant to SOP 90-7, revenues and expenses, realized gains and losses, and provisions for losses resulting from the reorganization of the business are reported on the consolidated statements of operations separately as bankruptcy reorganization items. The total amount recorded as bankruptcy reorganization items for the year ended December 31, 2001 was $3.2 million. Professional fees are expensed as incurred.

     Bankruptcy reorganization items for the year ended December 31, 2001, consisted of the following (in thousands):

                                                           Year ended
                                                         DEC. 31, 2001
                                                         -------------
         Professional fees .............................    $3,435
         Interest income on accumulated
         cash resulting from Chapter 11 proceedings ....       226
                                                            ------
               Total ...................................    $3,209
                                                            ======

     Operating cash receipts and payments resulting from bankruptcy reorganization items for the year ended December 31, 2001, consisted of cash paid for professional fees of $3.1 million and cash provided by interest income of $226,000.

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


CUSTOMER CREDITS

     The Company's Subscriber Service Agreement provides, "after activation, neither WebLink nor any retailer will issue customer credits for used or unused services for which payment has been received." However, it is the Company's present policy to allow customers 365 days to apply credit balances for unused services to future services. For customers who have terminated service and have a net credit balance, such amounts are classified as current liabilities in the Company's Consolidated Balance Sheets. Upon the expiration of 365 days, unapplied credit balances in customer accounts will be recognized as revenue and debit balances in customer accounts will be written off to allowance for doubtful accounts.

INVENTORIES

     Inventories consist of subscriber devices held for resale and are stated at the lower of cost or market. Cost is determined by using the average cost method, which approximates the first-in, first-out method.


PRODUCT SOLD SUBJECT TO THE RIGHT OF RETURN

     See discussion under Revenue Recognition - Equipment Revenue

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and depreciated using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes over estimated useful lives ranging from three to seven years. Depreciation expense totaled approximately $74.0 million, $74.2 million and $70.6 million for 1999, 2000 and 2001, respectively. The Company purchases a majority of its network equipment from Glenayre Electronics, Inc. ("Glenayre"). Maintenance and repair costs are charged to expense as incurred.


     Property and equipment consisted of the following (in thousands):

                                                          DECEMBER 31,
                                                    ----------------------
                                                      2000          2001
                                                    ---------    ---------
              Network equipment .................   $ 319,047    $ 317,587
              Computer equipment ................      91,359       96,469
              Furniture and equipment ...........      18,763       15,703
              Leased pagers .....................      17,719       14,338
                                                    ---------    ---------
                                                      446,888      444,097
              Less: Accumulated depreciation ....    (223,688)    (278,319)
                                                    ---------    ---------
                                                    $ 223,200    $ 165,778
                                                    =========    =========


REVENUE RECOGNITION

NETWORK REVENUES

     The Company has network strategic alliance agreements with Arch Wireless, Inc. ("Arch"), Metrocall, Inc. ("Metrocall") and Verizon Messaging ("Verizon"). As of the end of 2001, these three carriers were the first, second and third largest independent messaging carriers, respectively, in the United States. These agreements are organized in two distinct phases. During the first phase, Arch, Metrocall and Verizon may each market their switch-based wireless data services utilizing the Company's wireless data network. During the second phase, the agreements provide that Arch, Metrocall and Verizon will install their own networks leveraging the Company's infrastructure and sites, so the parties share certain capital and operating expenses, which significantly lowers costs for both companies.

     As of year end 2001, Metrocall and Verizon are actively marketing their switch-based wireless data services under phase one of their agreements. Metrocall has not yet elected to enter the second phase. Management expects Metrocall to file a voluntary petition under Chapter 11 in the near future, so no assurance can be given that the agreement will remain in effect for its stated term. Verizon has elected to enter phase two in a limited geographic area and continues to offer phase one switch-based services in the remainder of the U.S. In 2000, Arch acquired Paging Network, Inc. and its wireless data network. Arch has utilized the phase one switch-based services only to a limited extent for coverage where its network has no coverage. Arch has filed a petition under Chapter 11. It has informed the Company that it intends to reject and terminate the strategic alliance agreement, but would like to negotiate a new agreement that does not contain the phase two obligations. There can be no assurance of the success of the arrangements with Arch, Metrocall and Verizon or of similar arrangements with other smaller paging carriers.

     As part of the second phase of the agreements, the companies have agreed to pay a non-recurring engineering fee ("NRE"), which represents access to WebLink's technology for constructing a two-way network. This fee will be recognized by the Company on a straight line basis as network revenues over the period from the election date for the second phase to the end of the contract. As part of the Verizon agreement, the Company pays Verizon an NRE for the use of some of its sites, which is recognized on a straight line basis over a similar period as technical expense. Also, during the second phase of the strategic alliance agreements, the Company installs at designated sites in its network, receivers and other equipment purchased by the strategic partner that is dedicated to serving the strategic partner's customers. The Company records installation revenues each month, as installation services are provided and fees are earned. In addition, the Company recognizes non-airtime service revenues for other network services, such as maintenance fees, as these fees are earned.

     The Company did not recognize any revenue from installation services in 2001 and management believes that it is unlikely that the Company will provide these types of services in 2002 or 2003 due to market conditions.


SAB 101 - MULTIPLE-ELEMENT ARRANGEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which was adopted during the fourth quarter of 2000, effective January 1, 2000. SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. The adoption of SAB 101 resulted in a $149,000 charge in 2000, which was reported as a cumulative effect of a change in accounting principle. Under the provisions for SAB 101 relating to multiple-element revenue arrangements, the Company is required to bundle the equipment revenue and airtime revenue associated with sales of wireless data devices in the Wireless Data Division, except those sold to retailers. Sales of one-way devices in the Traditional Paging Division are not bundled. See discussion of Revenue Recognition for Equipment Revenue, below.

     As a result of the adoption of SAB 101, the Company is deferring the recognition of equipment revenue and the related cost of sales, to the extent of the revenue, over the three year expected life of a subscriber. Any cost of equipment in excess of revenues from the sale of equipment is recognized at the time of sale and is not deferred. The deferred revenue is recorded as other long-term liabilities and has a balance of $12.6 million and $11.6 million at December 31, 2000 and 2001, respectively. The deferred cost of sales is recorded as other assets and has a balance at December 31, 2000 and 2001 of $12.4 million and $11.1 million, respectively.

     Prior to implementing SAB 101, the Company recognized revenue and cost of sales for equipment upon the sale of the device.

SALES INCENTIVES AND REBATES

     In accordance with the Emerging Issues Task Force's abstract number 00-14 "Accounting for Certain Sales Incentives" ("EITF 00-14"), the Company reclassified sales incentives to revenues from selling expense beginning in the year 2000. The Company reclassed $744,000 of sales incentives for 1999.

     During the third quarter of 2000, the Company initiated its national retail sales efforts for the new Motorola Talkabout T900 product. This sales program includes certain sales incentives paid to specified retailers when the product is sold by the retailer. These sales incentives, which result in a loss on the product, are recorded as a reduction to equipment revenue in the period the products are shipped to retailers. Consumer rebates are recorded upon activation by the customer as a deferred charge based on the Company's estimated redemption rate. The deferred charge is recognized as a reduction of airtime revenue over the service period commitment.

EQUIPMENT REVENUE

     The Company's Traditional Paging Division recognizes equipment revenue, cost of equipment and expenses upon the shipment of subscriber devices adjusted by allowances for normal returns. For the Company's Wireless Data Division, under the provisions for SAB 101 relating to multiple-element revenue arrangements, the Company is required to bundle the equipment revenue and airtime revenue associated with sales of wireless data devices, except those sold to retailers. The Company recognizes the revenue and related cost of sales over the expected customer relationship, which the Company estimates is three years. Due to the newness of the wireless data devices and the nature of the arrangements with retailers, the Company is not recognizing revenue on these units until the retailers sell them to consumers. Hence, equipment revenue received from the retailer is recorded as deferred revenue until the device is sold to the consumer. Likewise, product sold subject to the right of return by the retailer is recorded as an asset until sale to the consumer. The Company recorded an asset of $4.7 million and $0.6 million for units held in retailers' inventory at December 31, 2000 and 2001, respectively.

     In the fourth quarter 2001, the Company de-emphasized its retail distribution channels. Additionally, in the fourth quarter 2001, the Company rejected and terminated a significant number of contracts with retailers through the bankruptcy process and therefore no longer accepts returns from those retailers.

LICENSING REVENUE

     Patent licensing revenues are recognized on a straight-line basis over the period of benefit. Patent licensing revenues of $285,000 are included in recurring revenues in 1999, $3.6 million in 2000 and zero in 2001.

RECURRING AND DEFERRED REVENUE

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

RESTRUCTURING

     In late 2000 and the first quarter of 2001, the Company expected that its operations would not generate sufficient cash flow in 2001 to fund its operating expenses, capital expenditures and interest payments. In the first quarter of 2001, the market environment continued to deteriorate and the Company was unable to raise the necessary capital. As a result, the Company's Board of Directors and management decided to explore other alternatives such as restructuring the Company's debt and/or a strategic combination with a company that would complement the Company's business. However, based on the Company's cash constraints and its inability to raise immediate capital, the Company decided to bring its expenditures more in line with its then current revenues.

     In February 2001, the Company significantly reduced the size of its field sales strategic business unit ("SBU"). As a part of that downsizing, the Company closed approximately 17 of its field sales offices and one of its customer support centers. The Company had a reduction-in-force ("RIF") of approximately 128 employees. The Company incurred $0.3 million in restructuring charges. However, the Company's efforts to find a strategic combination continued, and on April 2, 2001, the Company and Metrocall announced that they had agreed to merge. The companies planned to effect the merger through concurrent Chapter 11 bankruptcy reorganizations commencing in May 2001. The consummation of the merger was subject to the satisfaction of certain conditions, including each company's ability to obtain adequate financing.

     At that time, the Company's operating plans were based on receiving approximately $50 million in debtors-in-possession ("DIP") financing to cover the Company's cash requirements in 2001 through the Chapter 11 process. However, the Company was unable to secure that level of commitment. As a result, it was necessary for the Company to develop a revised financial plan which would allow the Company to continue operations at an expense level more consistent with its then current cash flow from operations. As a result, in May 2001 the Company closed its seven remaining field sales offices, one of its call centers and had a RIF of approximately 250 employees. The Company incurred $2.5 million in restructuring charges in the second quarter.

     In mid-May 2001, Metrocall announced that it was terminating the merger agreement. The Company determined that its best course was to pursue a stand alone restructuring, a financing transaction or a strategic combination through the bankruptcy process. See Chapter 11 Filing above.

     In September 2001, the Company announced that over the course of the year its monthly revenues had declined significantly. Some of this decline was expected and planned for in the Company's revised budget in May. However, neither the full extent nor the full duration of the decline was, or could have been, anticipated at that time. The Company had experienced a substantial decrease in revenues from its consumer customers attributable primarily to its National Retail and Reseller SBUs. The Company anticipated further revenue declines in these consumer areas until such time as the economy rebounded and less expensive wireless data devices became available. As a result of the decline in revenues, the Company announced its plans to consolidate its distribution and warehouse facilities and have a RIF in the fourth quarter of 2001. Related expenses were accrued during the third quarter of 2001.

     As a result, to further align its expenses with its revenues and to capitalize on its strengths, the Company began focusing its resources on its core telecommunications wholesale business and its core strategic national accounts business. As part of the internal refocusing, WebLink announced on October 31, 2001 that it would be eliminating its National Retail strategic business unit ("SBU") and streamlining its operations by consolidating its distribution and sales efforts into two SBUs - Carrier Services and Business Sales. This consolidation resulted in additional RIF's in November and December 2001. By December 31, 2001, the Company had laid off most of its National Retail SBU employees, closed all but one of its call centers, consolidated its distribution and warehouse facilities and further reduced the personnel in its corporate headquarters. Approximately 320 positions were eliminated through these two RIFs. In addition, the Company rejected through the bankruptcy process substantially all of its material contracts with its traditional and online retailers, which terminated its relationship with these retailers and allowed the Company to avoid paying significant continuing fees and costs that would otherwise have been associated with termination of these agreements. As a result, the Company incurred approximately $2.0 million and $1.0 million in restructuring in the third and fourth quarters of 2001, respectively.

     As of December 31, 2001, substantially all of the restructuring expenses had been paid.


SIGNIFICANT CUSTOMER

     In 2000 and 2001, the Company had one customer that accounted for 11.9% and 10.6% of total revenues, respectively. The Company had no customer that accounted for 10% or greater of total revenues in 1999.

ADVERTISING EXPENSES

     Advertising expenses are expensed as incurred. Advertising expense for the year ended December 31, 1999, 2000 and 2001 was $6.4 million, $9.8 million and $0.7 million, respectively.

EARNINGS PER SHARE

     Net loss per share amounts as reflected on the consolidated statements of operations are based upon the weighted average number of common shares outstanding.

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


                      DECEMBER 31, 1999   DECEMBER 31, 2000   DECEMBER 31, 2001
                      -----------------   -----------------   -----------------
Stock Options .....      6,190,848             7,690,210         4,692,971
Phantom Stock .....             --             1,075,000            75,000
Warrants ..........        640,758             1,134,088         1,134,088
                         ---------             ---------         ---------
                         6,831,606             9,899,298         5,902,059
                         =========             =========         =========

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Key judgements and estimates included in the Company's consolidated financial statements include revenue recognition, allowance for doubtful accounts, inventory reserves and estimates used in the recovery of long-lived assets.

RECLASSIFICATIONS

     Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

ACCOUNTING FOR LONG-LIVED ASSETS

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of " ("SFAS 121") establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires that those assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. SFAS 121 requires that those assets to be disposed of be reported at the lower of the carrying amount or the fair value less cost to sell. The Company performed evaluations of the recoverability of its long-lived assets based upon its business plan including its plan to emerge from bankruptcy. SFAS 121 did not affect the Company's results of operations for 1999 and 2001. In 2000 the Company recognized a $354,000 impairment of an intangible asset. In the future, the Company will evaluate its long lived assets under the guidance of Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). See Note 17.

3. NARROWBAND PERSONAL COMMUNICATIONS SERVICES LICENSES

     During July and December 1994, the Company participated in auctions of Narrowband Personal Communications Services ("NPCS") licenses conducted by the FCC. As a result of the auctions, the Company was awarded two nationwide NPCS licenses for a total purchase price of approximately $133 million. Amortization of the NPCS licenses commenced in 1998 for those markets placed in service. The NPCS licenses are amortized straight-line over a period of 40 years. The amount of spectrum available for NPCS is a limited resource as there is only a finite amount of spectrum. Additionally, the spectrum covered by the Company's licenses is not subject to deterioration. Accordingly, the Company has used an amortization period of 40 years for the periods ending December 31, 1999, 2000 and 2001. Amortization expense was $3.3 million for 1999, 2000 and 2001. Beginning January 1, 2002, the Company will adopt Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets, "(SFAS 142"). The Company is still evaluating the impact of SFAS 142. See Note 17.


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

5. OTHER CURRENT ASSETS

     Other current assets consisted of the following (in thousands):


                                                               DECEMBER 31,
                                                            -----------------
                                                              2000      2001
                                                            -------   -------
                               Prepaid assets ............  $ 5,662   $ 4,483
                               Taxes receivable ..........       --     4,958
                               Other .....................    1,745     1,111
                                                            -------   -------
                                                            $ 7,407   $10,552
                                                            =======   =======

Taxes receivable represent the Company's filed refund returns for certain states' sales and use taxes.


6. OTHER CURRENT LIABILITIES

     Other current liabilities consisted of the following (in thousands):

                                                               DECEMBER 31,
                                                            -----------------
                                                              2000      2001
                                                            -------   -------
               Accrued interest .........................   $13,973   $ 6,409
               Accrued payroll and employee benefits ....     9,460     8,484
               Accrued taxes ............................     6,474     5,644
               Accrued sales activations payable ........     6,831     2,674
               Other ....................................     6,545    10,025
                                                            -------   -------
                                                            $43,283   $33,236
                                                            =======   =======

7. LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                                                       DECEMBER 31,
                                                                                   -------------------
                                                                                     2000       2001
                                                                                   --------   --------
11-1/4% Senior Subordinated Discount Exchange Notes, face amount
  $316,140 due February 1, 2008, at accreted value .............................   $251,733   $262,898
15% Senior Discount Exchange Notes, face amount $207,270 due
  February 1, 2005, at accreted value ..........................................    207,270    207,270
Amended Credit Facility of $100 million, bearing interest at the sum of the
  U.S. prime rate and 3.50% or LIBOR and 4.50% .................................     53,400     78,501
Vendor Financing Arrangement of $10 million, bearing interest at the sum of 7.00% and LIBOR for three month maturities, or 4.25%
  and the U.S. prime rate ......................................................      3,614      8,646
Capital lease obligations to vendors, bearing interest at the Company's incremental borrowing rate of 10.35%, secured by equipment with
  principal and interest payable over 36 months from date of financing .........      3,665      2,588
                                                                                   --------   --------
     Total debt ................................................................    519,682    559,903
     Less: Current maturities of long-term debt ................................    514,326     88,361
     Less: Liabilities subject to compromise ...................................         --    470,168
                                                                                   --------   --------
     Long-term debt ............................................................   $  5,356   $  1,374
                                                                                   ========   ========

     The 11-1/4% Senior Subordinated Discount Exchange Notes due 2008 (the "11-1/4% Exchange Notes") have an original principal amount at maturity of $432.0 million with an initial accreted value of $249.7 million. The 11-1/4% Exchange Notes mature on February 1, 2008. From and after August 1, 2003, interest on the 11-1/4% Exchange Notes will be paid semiannually in cash. The 11-1/4% Exchange Notes are redeemable at any time on or after February 1, 2003, at the option of the Company in whole or in part, at 105.625% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100% of their principal amount at maturity plus accrued interest on and after February 1, 2006. In addition, at any time prior to February 1, 2001, up to 35% of the accreted value of the 11-1/4% Exchange Notes may be redeemed at a redemption price of 111.25% of their accreted value on the redemption date at the option of the Company in connection with a public offering of its common stock, provided that at least $280.8 million aggregate principal amount at maturity of the 11-1/4% Exchange Notes remains outstanding after each redemption.

     In March 2000, the Company issued 3.8 million shares of class A common stock in exchange for $84.5 million accreted value ($115.9 maturity value) of the 11-1/4% Exchange Notes. The Company also wrote down approximately $1.1 million of net deferred debt issuance costs. In connection with this transaction, the Company recognized an extraordinary gain of $2.3 million related to the early retirement of debt.

     In 1995, the Company issued 15% Senior Discount Exchange Notes due 2005 (the "15% Exchange Notes") and 725,445 shares of non-voting common stock, par value $.0001 per share. Net proceeds from the issuance were approximately $100 million, of which approximately $5.1 million was allocated to the non-voting common stock. The 15% Exchange Notes have a principal amount at maturity of $207.3 million with an initial accreted value of $100 million. The 15% Exchange Notes mature on February 1, 2005. From and after August 1, 2000, interest on the 15% Exchange Notes is payable semiannually in cash. The 15% Exchange Notes are redeemable at any time on or after February 1, 2000, at the option of the Company in whole or in part, at 105% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100% of their principal amount at maturity plus accrued interest on and after February 1, 2002. As a result of the Chapter 11 filing, beginning August 1, 2001, interest payments have not been made.

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

     In December 2000, the Company amended the Credit Facility to provide borrowings up to $80 million with an additional $20 million upon further approval of the banks (the "Amended Credit Facility). In the first quarter of 2001, the Company borrowed an additional $25.1 million to pay the interest due on the 15% Exchange Notes and support general operations. As of December 31, 2001, $78.5 million was outstanding in the form of term loans and $1.3 million in two letters of credit as security for the capital leases of computer equipment. As of December 31, 2001, the Company had no monies available under the Amended Credit Facility without the banks' prior approval, as the commitment to lend additional amounts expired with the Company's filing for reorganization. The Amended Credit Facility bears interest at the bank's prime rate plus 3.5% or at LIBOR plus 4.5%. The weighted average interest rate on the amounts borrowed during the calendar year 2001 was 10.0%.

     In March 1997, the Company entered into a vendor financing arrangement with an infrastructure vendor (the "Vendor Financing Arrangement"), providing for the financing of infrastructure equipment over a period of 60 months from the date of initial drawdown. In September 2000, the maximum aggregate amount available was amended from $30 million to $10 million and is secured by the equipment purchased. The interest rate applicable to such financing is equal to the sum of 7.00% and LIBOR for three-month maturities as published in The Wall Street Journal or the sum of 4.25% and the U.S. prime rate of interest as published in The Wall Street Journal. During the year ended December 31, 2001, the Company borrowed an additional $5.7 million and at December 31, 2001,

$8.6 million was outstanding. The weighted average interest rate for borrowings outstanding during the three months ended December 31, 2001 was 13.75%.

     The indentures under which the 15% Exchange Notes and the 11-1/4 %
Exchange Notes were issued, the Vendor Financing Arrangement and the Amended Credit Facility contain certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets, enter into leases and engage in mergers and consolidations, and the Amended Credit Facility requires the Company to maintain certain operating and financial performance measures and limits the ability of the Company to make capital expenditures. At December 31, 2001 the Company was not in compliance with such covenants. During the pendancy of the Chapter 11 case, lenders may not pursue remedies for failure to comply with such covenants unless they obtain the approval of the Bankruptcy Court to lift the automatic stay imposed by Section 362 of the Bankruptcy Code.

     Scheduled maturities of long-term debt, at accreted value, and amounts outstanding under the 11 1/4% Exchange Notes, the 15% Exchange Notes, and the Amended Credit Facility, the Vendor Financing Agreement and the Capital leases are as follows (in thousands):

              FOR THE YEAR ENDING
                 DECEMBER 31,             AMOUNT
              -------------------         -------
              2002 ....................   $558,529    ($470,168 in liabilities
                                                      subject to compromise)
              2003 ....................      1,340
              2004 ....................         34
              2005 ....................         --
              2006 ....................         --
              Thereafter ..............         --
                                          --------
                                          $559,903
                                          ========

     The Company has classified amounts outstanding under its 11-1/4% Exchange Notes and 15% Exchange Notes as Liabilities Subject to Compromise because the treatment and satisfaction of these obligations are dependent on the outcome of the Chapter 11 case. The amounts borrowed under the Vendor Financing Arrangement and the Amended Credit Facility are secured and are not subject to compromise, however are classified as Current Maturities of Long-Term Debt because the Company is in default as a result of the Chapter 11 filings. (See Note 1).

8. COMMITMENTS AND CONTINGENCIES

     The Company has entered into various operating lease agreements for office space, office equipment and transmission equipment sites. Total rent expense for 1999, 2000 and 2001 was approximately $32.4 million, $32.6 million and $33.4 million, respectively.

     Future minimum lease payments related to the Company's operating and capital leases are as follows (in thousands):

              FOR THE YEAR ENDING                     OPERATING    CAPITAL
                  DECEMBER 31,                         LEASES       LEASES
              -------------------                     ---------    -------
2002 ...............................................    22,989      $1,417
2003 ...............................................    16,545       1,421
2004 ...............................................     9,276          35
2005 ...............................................     6,787          --
2006 ...............................................     5,106          --
 Thereafter ........................................     5,137          --
                                                       -------      ------
 Total Minimum Lease Payments ......................   $65,840      $2,873
                                                       =======
 Less amounts representing interest ................                  (285)
                                                                    ------
Present value of future minimum lease payments .....                $2,588
                                                                    ======


     The Company renegotiated its lease for its corporate headquarters and reduced the amount of space leased in the first quarter of 2002. As a result, total future minimum lease payments, shown above, will be reduced by $6.5 million.

     In March and April of 2001, the Company was served with five lawsuits against it and John D. Beletic, its chairman, seeking to recover an unspecified amount of monetary damages allegedly caused by the Company's alleged fraudulent scheme to artificially inflate the price of the Company's common stock through a series of alleged false and misleading statements to the market and alleged material omissions in violation of federal and state securities laws. Four of the lawsuits are filed in the U.S. District Court for the Northern District of Texas and seek class action status on behalf of persons who purchased the Company's common stock on the open market during the period from December 29, 2000, through February 20, 2001. The fifth lawsuit was filed in the Dallas County Court of Law on behalf of a single stockholder that purchased the Company's common stock on the open market during the same time period. The fifth suit has been moved to the same federal court in which the other suits are filed. No discovery has yet occurred, and the Company believes the lawsuits have no merit. During the pendancy of the Chapter 11 case, plaintiffs are stayed under Section 362 of the Bankruptcy Code from pursuing the claims in the lawsuits.

     In October 2001, Glenayre filed a motion in the Bankruptcy Court to modify the automatic stay allowing Glenayre to foreclose on collateral and terminate non-exclusive software licenses. As of the Petition Date, the Company was indebted to Glenayre in the amount of $8.6 million (the "Indebtedness") for the purchase of certain network equipment and software licenses. The Indebtedness is secured by such equipment and software licenses, which represent only a small fraction of the infrastructure equipment that comprises the Company's network. Nevertheless, the software licenses held by the Company relating to such equipment are necessary for the Company to continue its current operations. The Company does not believe that Glenayre's arguments to terminate the software licenses would ultimately be successful; however, the issues raised by Glenayre's pleadings have not been definitively decided by the courts in the jurisdiction where WebLink's bankruptcy proceedings are ongoing. Therefore, in order to avoid further litigation and to maintain its relationship with Glenayre, the Company is negotiating an overall settlement with Glenayre that it expects will address the continued use of the licenses and Glenayre Care maintenance and support services. Portions or this settlement will likely be subject to confirmation of a plan or reorganization providing certain defined benefits for Glenayre. While the Company believes that it will reach a settlement with Glenayre, no assurance of this can be given.

     The availability of maintenance and support services is vital to the Company's on-going operations. If the Company was unable to purchase such equipment, software and/or maintenance and support services, the Company could be materially adversely impacted.

     The Company is involved in various other lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these other lawsuits have no merit. During the pendancy of the Chapter 11 case, plaintiffs are stayed under Section 362 of the Bankruptcy Code from pursuing the claims of the lawsuit.

     On September 29, 2000, the Company entered into a volume purchase agreement with Glenayre Electronics, Inc. (the "Volume Purchase Agreement") for the purchase or license of $20.8 million in wireless network infrastructure equipment and software through December 31, 2001. As of December 31, 2001, the Company had purchased $9.5 million under this agreement. This contractual agreement will be subject to the provisions of the Bankruptcy Code and the Company's plan of reorganization.

     Paging subscriber devices are available from a number of manufacturers. Wireless data subscriber devices are currently available only from Motorola, Inc. ("Motorola"). The Company's wireless data services (other than telemetry) currently utilize the Motorola T900 and P935 devices and the Company's wireless telemetry services currently utilize the Motorola's Creatalink 2XT(TM). However, on December 3, 2001, Motorola announced that as of mid 2002 it intends to discontinue distributing wireless data products such as the Talkabout(R) T900, Timeport(TM) P935 personal communicator and the Creatalink 2XT, as well as its paging products. Motorola has announced its intent to sell its subscriber device and telemetry device product lines. The Company expects that continued supply of these products will be available from the purchasers of the product lines, although no assurance of this can be given. In addition, the Company is working with several domestic and foreign device manufacturers to develop additional wireless data devices. Several of these companies have announced that they are negotiating or have successfully negotiated with Motorola to secure a license to the ReFLEX technology. In late 2001, Percomm, Inc. a Korean based manufacturer, acquired the Glenayre transceiver ReFLEX radio chip set and in early 2002 hired several members of Glenayre's engineering team. Percomm has also informed the Company that it is close to signing a deal with Motorola that will give Percomm the necessary rights to the ReFLEX protocol. Percomm previously supplied the Company with paging devices and the Company is currently negotiating a deal with Percomm pursuant to which the Company could purchase wireless data devices from Percomm as soon as they are commercially available. In addition, WebLink is working with several other potential manufacturers of wireless data devices to secure purchase rights if and when they complete development of a commercially viable device. Motorola has sold the Creatalink 2XT product line to SmartSynch. At this time the Company is currently negotiating a purchase agreement with SmartSynch. In addition, Advantra International has informed the Company that it intends to have a commercial telemetry device by the end of 2002. The Company expects to have a purchase agreement in place with Advantra by the end of the second quarter of 2002. The Company can give no assurance, however, that additional subscriber or telemetry devices will be developed or will be available to the Company on acceptable terms.

     The Company believes that it has or can acquire sufficient inventories of subscriber devices to meet its 2002 business plan. The success of the Company's 2003 business plan is dependent on its ability to purchase wireless data subscriber devices in adequate quantities to meet its customers' demands. The Company's inability to fulfill customers' orders based on shipment delays or the unavailability of devices would materially adversely impact the Company's projected units in service, business and results of operations for 2003 and beyond and raise substantial doubt about the Company's ability to continue as a going concern.

9. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating the fair value disclosures for its financial instruments. For cash and cash equivalents, the carrying amounts reported in the Consolidated Balance Sheets are equal to fair value. At December 31, 2001 the estimated fair value of debt is based upon quoted market prices for publicly traded debt and based on the appropriate interest rate at year-end for all other debt. At December 31, 2001, the fair value of long-term debt is not readily determinable, except for capital leases, which is noted. As the Company filed for Bankruptcy on May 23, 2001, the market for the 11 1/4% and 15% Exchange Notes has minimal trading and the Credit Facility and Vendor Financing Arrangement fair value is not determinable.


     The carrying amounts and fair values of the Company's financial instruments at December 31, 2000 and 2001, are as follows (in thousands):

                                       DECEMBER 31, 2000      DECEMBER 31, 2001
                                     --------------------    -------------------
                                     CARRYING      FAIR      CARRYING     FAIR
                                      AMOUNT      VALUE       AMOUNT      VALUE
                                     --------    --------    --------    -------
Cash and cash  equivalents ......    $  7,097    $  7,097    $ 13,970    $13,970
Long-term debt ..................    $519,682    $300,036    $559,903    $ 2,258


10. STOCKHOLDERS' DEFICIT

PREFERRED STOCK

     Under the Company's Certificate of Incorporation, the Board of Directors has the power to authorize the issuance of one or more classes or series of preferred stock and to fix the designations, powers, preferences and relative, participating, optional or other rights, if any, and the qualifications, limitations or restrictions thereof, if any. At December 31, 2000 and 2001, 10 million shares of preferred stock were authorized with a par value of $.0001; none were issued and outstanding.

COMMON STOCK

     In October 1993, the Company issued warrants to purchase 627,900 shares of its common stock for $3.26 per share. The warrants were valued at $5.50 per share at the date issued. The warrants may be exercised at any time prior to December 31, 2003 or they expire. As of December 31, 2000 and 2001, 427,340 of the warrants were outstanding.

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

                                                     SHARES ISSUED AND OUTSTANDING
                                                ---------------------------------------
                                                                    DECEMBER 31,
                                                  SHARES      -------------------------
                                                AUTHORIZED       2000           2001
                                                ----------    ----------     ----------
Class A Convertible Common Stock,
$.0001 par value per share (the "Class
A Common Stock") ..........................     60,000,000    42,568,859     42,277,136
Class B Convertible Non-Voting Common
Stock, $.0001 par value per share (the
"Class B Common Stock") ...................     12,000,000     3,809,363      3,809,363
Class C Convertible Non-Voting Common
Stock, $.0001 par value per share (the
"Class C Common Stock") ...................      2,000,000            --             --
Class D Convertible Non-Voting Common
Stock, $.0001 par value per share (the
"Class D Common Stock") ...................      1,000,000       131,250        131,250
                                                ----------    ----------     ----------
                                                75,000,000    46,509,472     46,217,749
                                                ==========    ==========     ==========

     Upon filing of the Amended Certificate, all shares of previously outstanding voting common stock were automatically converted into shares of Class A Common Stock, and all shares of previously outstanding non-voting common stock issued in 1995 (see note 7) were converted into shares of Class D Common Stock. Additionally, pursuant to the Stockholders' Agreement, a number of shares of Class A Common Stock owned by certain institutional investors were automatically converted into shares of Class B Common Stock and Class C Common Stock.

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

     On March 20, 1995, the Company granted to a strategic partner warrants to purchase a total of 206,748 shares of the Company's common stock at an exercise price of $10.00, all of which are outstanding at December 31, 2001. The warrants may be exercised in whole or in part starting on March 20, 1997 and expire on March 21, 2005.

     In September 2000, the Company signed an agreement with Yahoo! Inc. ("Yahoo!"). In conjunction with this agreement, the Company issued a warrant to Yahoo! to purchase 500,000 shares of the Company's class A common stock at an exercise price of $9.60 a share. The Company followed the accounting outlined in EITF 96-18, "Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", to account for the warrant. On April 16, 2001, the Company received from Yahoo!, Inc., notice of termination of the agreement between the Company and Yahoo!, Inc. because of the Company's announced intention to file a Chapter 11 bankruptcy petition and other alleged breaches of the agreement. Yahoo!, Inc., reserved all rights to which it may be entitled by law. Therefore, the $0.8 million intangible asset related to 200,000 of the warrants issued to Yahoo!, Inc. was expensed in the second quarter of 2001. In addition, the 300,000 remaining warrants vested and became exercisable on the Petition Date. In conjunction with the vesting of these additional warrants, the Company determined the fair value of the warrants as of the vesting date and recognized $3,668 as cost of equipment sold and $7,335 as amortization expense as there were no future benefits associated with the warrants. The warrants were valued using the Black-Scholes Pricing model.

     On November 3, 2000, the Company filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 of 8,500,000 shares of its class A convertible common stock. None of the registered shares have been issued.

     Following is a schedule of common stock reserved at December 31, 2001:

                                                              SHARES
                                                           ----------
              Exercise of common stock warrants .........   1,134,088
              Stock option ..............................   9,711,003
              Employee Stock Purchase Plan ..............     309,349
              Non-Employee/Director Stock Option  Plan ..     300,000
              Shelf Registration ........................   8,500,000
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


11. STOCK OPTION/STOCK ISSUANCE/STOCK PURCHASE PLANS

                            STOCK COMPENSATION PLANS

     At December 31, 2001, the Company had three stock-based compensation plans: the Fifth Amended and Restated 1991 Stock Option Plan ("1991 Plan"), the 1996 Nonqualified Formula Stock Option Plan for Non-Employee Directors ("Directors Plan"), and the 2000 Flexible Incentive Plan ("2000 Plan"). The Company terminated its Employee Stock Purchase Plan in March, 2001. The Company applies Accounting Principles Board Opinion 25 and related Interpretations to account for expenses related to its plans. Accordingly, no compensation costs have been recognized for its fixed option plans or its employee stock purchase plan. If compensation costs for these plans had been determined based on the fair value at the grant dates for awards under the plans consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                          1999          2000         2001
                                                       ---------     ---------    ----------
Net loss (in 000's) ..................   As reported   $ (99,867)    $(117,801)   $(107,903)
                                         Pro forma      (104,551)     (123,467)    (110,616)
Basic and diluted loss per share .....   As reported   $   (2.47)    $   (2.59)   $   (2.32)
                                         Pro forma         (2.58)        (2.71)       (2.38)

                            FIXED STOCK OPTION PLANS

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

     On February 10, 2000, 1,075,000 shares of Phantom Stock were granted under the 2000 Plan with a three year vesting period. The Phantom Stock is payable in the Company's class A common stock at zero cost to the recipients upon the occurrence of certain events. Based on the closing market price of $23.8125 reported on The Nasdaq Stock Market ("Nasdaq") on February 10, 2000, these grants have an aggregate market value of $25.6 million. On December 6, 2001, 1,000,000 shares of the Phantom Stock was surrendered to the Company. As a result, approximately $8.5 million of deferred compensation related to unvested Phantom Stock was reversed. The compensation cost associated with the grants is recorded as amortization of stock compensation over the vesting period. Accordingly, $8.0 million was expensed in 2001 and $8.5 million was expensed in 2000.

     The pro forma net loss and loss per share amounts disclosed above reflect the SFAS 123 adjustment for pro forma compensation cost for the fair value of each option grant, which was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                        1999      2000      2001
                                                       ------    ------    ------
  1991 PLAN:
   Dividend yield .................................       --        --        --
   Expected volatility ............................     73.0%     92.0%    131.7%
   Average risk-free interest rate ................      5.7%      6.2%      4.5%
   Expected term in years .........................      8.1       5.9       3.6
  2000 PLAN:
   Dividend yield .................................       --        --        --
   Expected volatility ............................       --      92.0%       --
   Average risk-free interest rate ................       --       5.0%       --
Expected term in years ............................       --       5.4        --
  DIRECTORS PLAN:
   Dividend yield .................................       --        --        --
   Expected volatility ............................     73.0%     92.0%    131.7%
   Average risk-free interest rate ................      5.3%      6.7%     5.18%
   Expected term in years .........................     10.0      10.0      10.0


     A summary of the status of the Company's 1991 Plan, 2000 Plan and Directors Plan as of December 31, 1999, 2000 and 2001 and changes during those years is presented below:

                                                                         1991 PLAN

                                                  1999                   2000                  2001
                                          ------------------      ------------------     ------------------
                                                    WEIGHTED                WEIGHTED               WEIGHTED
                                                    AVERAGE                 AVERAGE                AVERAGE
                                          SHARES    EXERCISE      SHARES    EXERCISE     SHARES    EXERCISE
                                           (000)     PRICE         (000)      PRICE       (000)     PRICE
                                          ------    --------      ------    --------     ------    --------
Outstanding at beginning of year ......    5,651    $   7.30       6,116    $   6.87      6,389    $   7.77
Granted ...............................    1,869        5.60       3,180       14.50         75        0.90
Exercised .............................     (257)       4.62      (1,192)       6.88         --          --
Forfeited .............................   (1,147)       7.40      (1,715)      17.72     (2,655)   $   7.81
                                          ------    --------      ------                 ------
Outstanding at end of year ............    6,116    $   6.87       6,389    $   7.77      3,809    $   7.60
                                          ======                  ======                 ======
Options exercisable at year-end .......    2,303    $   6.84       2,025    $   6.85      1,993    $   7.22
                                          ======                  ======                 ======
Weighted-average fair value of
options granted during the year ......              $   4.28                $  11.51               $   0.72
                                                    ========                ========               ========

                                                            2000 PLAN

                                                2000                     2001
                                          ------------------      ------------------
                                                    WEIGHTED                WEIGHTED
                                                    AVERAGE                 AVERAGE
                                          SHARES    EXERCISE      SHARES    EXERCISE
                                           (000)     PRICE         (000)      PRICE
                                          ------    --------      ------    --------
Outstanding at beginning of year ......       --          --       1,195    $   8.00
Granted ...............................    1,224    $   8.00          --          --
Exercised .............................       --          --          --          --
Forfeited .............................      (29)       8.00        (361)       8.00
                                          ------                  ------
Outstanding at end of year ............    1,195    $   8.00         834    $   8.00
                                          ======                  ======
Options exercisable at year-end .......       --    $   8.00         238    $   8.00
                                          ======                  ======
Weighted-average fair value of
options granted during the year .......             $   2.23                $     --
                                                    ========                ========

                                                                   DIRECTORS PLAN

                                                 1999                    2000                   2001
                                          ------------------      ------------------     ------------------
                                                    WEIGHTED                WEIGHTED               WEIGHTED
                                                    AVERAGE                 AVERAGE                AVERAGE
                                          SHARES    EXERCISE      SHARES    EXERCISE     SHARES    EXERCISE
                                           (000)     PRICE         (000)      PRICE       (000)     PRICE
                                          ------    --------      ------    --------     ------    --------
Outstanding at beginning of year ......       50    $   9.03          75    $   7.50        100    $  10.44
Granted ...............................       25        4.44          25       19.25         25        0.25
Exercised .............................       --          --          --          --         --          --
Forfeited .............................       --          --          --          --        (75)       7.50
                                          ------                  ------                  -----
Outstanding at end of year ............       75    $   7.50         100    $  10.44         50     $  9.75
                                          ======                  ======                  =====
Options exercisable at year-end .......       42    $   9.38          67    $   9.58         25     $ 12.92
                                          ======                  ======                  =====
Weighted-average fair value of
options granted during the year .......             $   3.60                $  17.27               $   0.25
                                                    ========                ========               ========

    The following table summarizes information about fixed stock options outstanding at December 31, 2001:

                                    OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                                    -------------------                        ------------------------------
                         NUMBER        WEIGHTED-AVG.                             NUMBER
    RANGE OF          OUTSTANDING       REMAINING           WEIGHTED-AVG.      EXERCISABLE     WEIGHTED-AVG.
EXERCISE PRICES       AT 12/31/01    CONTRACTUAL LIFE       EXERCISE PRICE     AT 12/31/01     EXERCISE PRICE
     1991 PLAN
$ 0.00 to  2.50          88,500            5.6                 $ 0.7006            36,500         $ 1.0000
  2.51 to  5.00         876,866            8.0                   3.2911           314,810           3.4527
  5.01 to 10.00       2,185,390            5.4                   7.0520         1,495,962           7.2781
 10.01 to 12.50         295,407            7.5                  10.6278            64,129          10.6379
 12.51 to 15.00         112,643            8.3                  13.3125            22,869          13.3125
 15.01 to 17.50              --             --                       --                --               --
 17.51 to 20.00              --             --                       --                --               --
 20.01 to 22.50              --             --                       --                --               --
 22.51 to 25.00         250,607            6.9                  23.8125            58,792          23.8125
 25.01 to 30.00              --             --                       --                --               --

     2000 PLAN
$ 0.00 to 10.00         833,558            8.4                $  8.0000           238,018         $ 8.0000

DIRECTORS PLAN
$ 0.00 to 10.00          25,000            9.2                $  0.2500             8,333         $ 0.2500
 10.01 to 20.00          25,000            8.1                  19.2500            16,666          19.2500


                          EMPLOYEE STOCK PURCHASE PLAN

     The Company terminated the Employee Stock Purchase Plan in March 2001. Under the plan, the Company was authorized to issue up to 500,000 shares of common stock to its eligible employees. Employees could choose on January 1, April 1, July 1 and October 1 of each year to have a portion of their earnings not to exceed $25,000 of market value per year withheld to purchase the Company's common stock. The purchase price of the stock was 90 percent of the lower of the market price on the grant date or the market price on the March 31, June 30, September 30 or December 31 immediately following the grant date of an option. Under the Plan, the Company sold 34,794 shares in 1999, 44,914 shares in 2000 and no shares in 2001. The weighted-average fair value of the purchased rights granted in 1999 was $1.97 and $3.93 in 2000. The pro forma net loss and loss per share amounts disclosed above reflect the SFAS 123 adjustment for pro forma compensation cost for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions:

                                                   1999       2000      2001
                                                  ------     ------    ------
         EMPLOYEE STOCK PURCHASE PLAN:
           Dividend yield .....................       --         --        --
           Expected volatility ................     73.0%      92.0%       --
           Average risk-free interest rate ....      5.3%       5.6%       --
           Expected term in years .............      0.5        0.3        --

12.  FEDERAL INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements. The Company had approximately $284.4 million of net operating loss carryforwards for federal income tax purposes at December 31, 2001. The net operating loss carryforwards will expire in the years 2006 through 2021 if not previously utilized. The utilization of these carryforwards is subject to certain limitations and may be further limited based upon the structure of any transaction to emerge from Chapter 11.

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



                                            DECEMBER 31,               DECEMBER 31,
                                               2000         CHANGE         2001
                                            ------------   ---------   ------------
Gross deferred tax asset:
  Net operating loss carryforwards ......    $  95,117     $   1,563     $  96,680
  Bad debt reserve ......................        7,550         5,252        12,802
  Inventory reserve .....................        3,296         1,489         4,785
  Accretion of Senior Discount Notes ....       86,115        10,157        96,272
  Other .................................        2,405        (2,887)         (482)
                                             ---------     ---------     ---------
                                               194,483        15,574       210,057
Gross deferred tax liability:
  Depreciation ..........................        2,503         3,798         6,301
                                             ---------     ---------     ---------
                                               196,986        19,372       216,358
     Valuation allowance ................     (196,986)      (19,372)     (216,358)
                                             ---------     ---------     ---------
     Net deferred tax asset .............    $      --     $      --     $      --
                                             =========     =========     =========

     The Company's effective tax rate for the years ended December 31, 2000 and 2001 differs from the statutory tax rate primarily due to the Company having net losses and the net deferred tax assets are fully reserved.


13. EXTRAORDINARY ITEMS

     As discussed in Note 7, the Company incurred an extraordinary gain of $2.3 million in the first quarter of 2000 related to the early retirement of debt.

     In connection with the bankruptcy, the Company has settled some pre-petition debt. As a result, the Company has recognized an extraordinary gain of $338,000 in the fourth quarter of 2001.


14. COMPREHENSIVE INCOME (LOSS)

     In January 1998, the Company adopted the Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components within the financial statements. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income components are immaterial for 1999, 2000 and 2001 and, therefore, comprehensive income (loss) is the same as net income (loss) for these periods.

15. RELATED-PARTY TRANSACTIONS

     An affiliate of the Company received $1.1 million in syndication fees associated with the issuance of the Credit Facility in 1999, $175,000 in fees associated with the amendment of the Credit Facility in December of 2000 and approximately $150,000 in connection with negotiating and finalizing the DIP financing. The Company also engaged the affiliate as a financial advisor in connection with the negotiations of a possible merger with Metrocall and paid the affiliate $30,000.

     As of December 31, 2000 and 2001, certain officers of the Company are indebted to the Company in the aggregate amount of $244,000 and $82,000, respectively, under promissory notes issued in connection with the purchase of the Company's common stock (the "Notes"). The Notes have terms ranging from three to four years and are secured by common stock owned by the officers. The Notes bear interest at the Applicable Federal Rate in effect on the date of issuance as published by the Internal Revenue Service, ranging from 4.86% to 6.15%. Interest is due and payable annually beginning on the first anniversary of the date of each Note. All Notes are included in Stock Subscriptions Receivable in the Consolidated Balance Sheets.

     On January 3, 2000, the Company entered into an agreement with the chairman and chief executive officer providing that all obligations on his indebtedness to the Company totaling approximately $178,000, including $15,000 of accrued interest, would be forgiven on January 3, 2001, if he was employed by the Company on that date. That condition was met and the debt was forgiven on January 3, 2001.

16. SEGMENT REPORTING

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

     Effective January 1, 2002, the Company's three divisions will be reported as one segment since the Company is restructuring it's business and simplifying management reporting as one segment.

     At December 31, 2001, the Company has three reportable segments: Wireless Data, Traditional Paging and International Divisions. Through its Wireless Data Division, the Company offers two-way messaging and internet-based information services. Through its Traditional Paging Division, the Company provides paging and other one-way wireless messaging services to its subscribers. Through its International Division, the Company provides messaging services in selected countries on a seamless international network. The Company pursues international opportunities through network affiliation agreements between the Company and the owners of foreign networks.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies except for the allocation of equity and debt by division.

     The Company has allocated proceeds from equity and long-term debt between its Wireless Data and Traditional Paging Divisions. The methodology the Company follows results in the attribution of the proceeds of each offering based on the specific capital and operating requirements of each division. Free cash flow ("Free Cash Flow") defined as earnings (loss) before interest, taxes, depreciation and amortization, and amortization of stock compensation less capital expenditures, generated by a division is utilized to reduce its respective debt allocation. As of December 31, 2001, $154.0 million and $186.6 million of equity and $519.4 million and $40.5 million of long-term debt have been allocated to the Wireless Data and Traditional Paging, respectively. For 2001, interest expense of $31.9 million and $3.2 million was allocated to Wireless Data and Traditional Paging Divisions, respectively.

     The following table sets forth segment financial information related to the Company's various operations (in thousands):


                                                                   YEAR ENDED DECEMBER 31, 1999
                                                      -------------------------------------------------------
                                                       WIRELESS    TRADITIONAL
                                                         DATA         PAGING     INTERNATIONAL   CONSOLIDATED
                                                      ---------    -----------   -------------   ------------
Revenues .........................................    $  13,387     $ 310,437       $   597       $  324,421
Operating income (loss) ..........................      (68,938)       36,647          (469)         (32,760)
Interest expense .................................       48,498        16,812            --           65,310
Interest income ..................................          552            27            --              579
Net income (loss) ................................     (117,068)       19,544        (2,343)         (99,867)
Total assets .....................................      324,615       124,449         2,866          451,930
Capital expenditures .............................       27,666        18,070            --           45,736


                                                                    YEAR ENDED DECEMBER 31, 2000
                                                      -------------------------------------------------------
                                                       WIRELESS    TRADITIONAL
                                                         DATA         PAGING     INTERNATIONAL   CONSOLIDATED
                                                      ---------    -----------   -------------   ------------
Revenues .........................................    $  40,094     $ 249,699       $   183       $ 289,976
Operating income (loss) ..........................      (85,293)       27,839          (670)        (58,124)
Interest expense .................................       56,203         9,446            --          65,649
Interest income ..................................          909           337            --           1,246
  Loss (income) before extraordinary
  item and accounting change .....................     (142,730)       23,603          (847)       (119,974)
Total assets .....................................      328,967       115,096           391         444,454
Capital expenditures including capital leases ....       43,763        10,513            --          54,276

                                                                    YEAR ENDED DECEMBER 31, 2001
                                                      -------------------------------------------------------
                                                       WIRELESS    TRADITIONAL
                                                         DATA         PAGING     INTERNATIONAL   CONSOLIDATED
                                                      ---------    -----------   -------------   ------------
Revenues .........................................    $  93,262     $ 133,333       $   107       $ 226,702
Operating income (loss) ..........................      (51,423)      (16,483)         (941)        (68,847)
Interest expense .................................       31,943         3,133            --          35,076
Interest income ..................................          110            91            --             201
Loss (income) before extraordinary item ..........      (85,190)      (22,110)         (941)       (108,241)
Total assets .....................................      271,725        88,352            --         360,077
Capital expenditures including capital leases ....       10,313         4,064            --          14,377


17. NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") issued two new pronouncements in June 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prescribes the accounting treatment and disclosures to all business combinations effective after June 2001. SFAS 142 defines the accounting treatment for all intangible assets, including goodwill, and provides methodology to be used to assess possible impairment of such intangibles. The adoption of SFAS 142 is required for fiscal years beginning after December 15, 2001 (fiscal year 2002 for the Company), except for acquisitions entered into after June 30, 2001. (See Note 3
- Narrowband Personal Communications Services Licenses).

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

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of SFAS 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to Statement No. 121. The Company does not expect the adoption of SFAS 144 to have a material financial impact.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of WebLink Wireless, Inc.:

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of WebLink Wireless, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2001, included in this Form 10-K and have issued our report thereon dated April 5, 2002, (except with respect to the matter discussed in the fourth and fifth paragraphs of Note 1 as to which the date is April 15, 2002). Our report on the consolidated financial statements includes an explanatory paragraph with respect to the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as discussed in Note 2 to the consolidated financial statements and an explanatory paragraph with respect to a going concern modification as discussed in Note 1 to the consolidated financial statements. Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management.

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

                                                 [Arthur Andersen LLP Signature]

Dallas, Texas,
April 15, 2002

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (IN THOUSANDS)

                                                          ADDITIONS
                                                   -----------------------
                                     BALANCE AT    CHARGED TO   CHARGED TO
                                     BEGINNING     COSTS AND       OTHER                     BALANCE AT
           DESCRIPTION               OF PERIOD     EXPENSES      ACCOUNTS     DEDUCTIONS    END OF PERIOD
           -----------               ----------    ----------   -----------   ----------    --------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31, 2001 .....     $5,331       $17,061        $  --       $16,494(a)       $5,898
Year Ended December 31, 2000 .....     $8,333       $11,102        $  --       $14,104(a)       $5,331
Year Ended December 31, 1999 .....     $2,580       $ 7,565        $  --       $ 1,812(a)       $8,333

    (a) Accounts written off as uncollectible, net of recoveries.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER               DESCRIPTION OF EXHIBIT
------               ----------------------

3.1        --        Restated Certificate of Incorporation of PageMart Wireless,
                     Inc. (filed as an exhibit to the Registration Statement on
                     Form S-1 of the Company (Reg. No. 33-03012), and
                     incorporated herein by reference).

3.2        --        Certificate of Amendment to Restated Certificate of
                     Incorporation of PageMart Wireless, Inc. dated December 28,
                     1995 (filed as an exhibit to the Registration Statement on
                     Form S-1 of the Company (Reg. No. 33-03012), and
                     incorporated herein by reference).

3.3        --        By-laws of PageMart Wireless, Inc. (filed as an exhibit to the Form 10-K of the Company for the fiscal year ended
                     December 31, 1997, and incorporated herein by reference).

3.4        --        Certificate of Amendment to Restated Certificate of
                     Incorporation of Pagemart Wireless, Inc. dated May 9, 1996
                     (field as an exhibit to the Registration Statement on Form
                     S-1 of the Company (Reg. No. 33-03012), and incorporated
                     herein by reference).

3.5        --        Certificate of Ownership and Merger merging PageMart, Inc.
                     into PageMart, Inc. into Pagemart Wireless, Inc. (filed as an exhibit to the Form 10-K of the Company for the year
                     ended December 31, 1998, and incorporated herein by
                     reference).

3.6        --        Certificate of Ownership and Merger merging WebLink
                     Wireless, Inc. into Pagemart Wireless, Inc. (filed as an
                     exhibit to the Form 8-K of the Company dated December 1,
                     1999, and incorporated herein by reference).

4.1        --        Indenture, dated as of January 28, 1998, between PageMart
                     Wireless, Inc. and United States Trust Company of New York,
                     as Trustee, relating to the 11-1/4% Senior Subordinated
                     Discount Notes due 2008. (filed as an exhibit to the Form
                     10-K of the Company for the fiscal year ended December 31,
                     1997, and incorporated herein by reference).

4.2        --        Indenture, dated as of January 17, 1995, between PageMart
                     Wireless, Inc. and United States Trust Company of New York,
                     as Trustee, relating to the 15% Senior Discount Notes due
                     2005. (filed as an exhibit to the Registration Statement on
                     Form S-1 of the Company (Reg. No. 33-91142), and
                     incorporated herein by reference).

4.3        --        First Supplemental Indenture, dated as of December 31,
                     1997, among PageMart Wireless, Inc. and United States Trust
                     Company of New York, as Trustee (filed as an exhibit to the
                     Form 8-K of the Company dated January 28, 1998, and
                     incorporated herein by reference).

10.1       --        Warrant Agreement, dated as of October 19, 1993, between
                     PageMart, Inc. and United States Trust Company of New York,
                     as Warrant Agent, relating to the Warrants to purchase
                     Common Stock of the Company (filed as an exhibit to the
                     Form 10-K of the Company for the fiscal year ended December
                     31, 1994, and incorporated herein by reference).

10.2       --        Warrant to Purchase up to 500,000 shares of Class A
                     convertible common stock of WebLink Wireless, Inc. (filed
                     as an Exhibit to the Form 10-Q of the Company for the
                     quarter ended September 30, 2000, and incorporated herein
                     by reference).

10.3       --        Third Amended and Restated Satellite Services Supplemental
                     Agreement dated August 1, 2001, between ITC Deltacom
                     Communications, Inc. and WebLink Wireless, Inc.

10.4       --        Master Agreement dated August 1, 2001, between ITC Deltacom
                     Communications, Inc. and WebLink Wireless, Inc.

10.5       --        Credit Agreement, dated as of March 23, 1999, by and among
                     PageMart Wireless, Inc., and the Lenders and Agents named
                     therein (filed as an exhibit to the Form 10-K of the
                     Company for the year ended December 31, 1998, and
                     incorporated herein by reference).

10.6       --        Security Agreement, dated as of March 23, 1999, among
                     PageMart Wireless, Inc., and the Lenders and Agent named
                     therein (filed as an exhibit to the Form 10-K of the
                     Company for the year ended December 31, 1998, and
                     incorporated herein by reference).

10.7       --        Pledge Agreement, dated as of March 23, 1999 among PageMart
                     Wireless, Inc. and the Lenders and Collateral Agent named
                     therein (filed as an exhibit to the Form 10-K of the
                     Company for the year ended December 31, 1998, and
                     incorporated herein by reference).

10.8       --        First Amendment to Credit Agreement dated as of December
                     29, 2000 to Credit Agreement dated as of March 23, 1999
                     (filed as an exhibit to the Form 8-K of the Company dated
                     December 29, 2000, and incorporated herein by reference).

10.9       --        Promissory Note and Security Agreement, dated May 21, 1997, between PageMart, Inc. and Glenayre Electronics, Inc.
                     (filed as an exhibit to the Form 10-Q of the Company for
                     the quarter ended June 30, 1997, and incorporated herein by reference).

10.10      --        Modification and Reaffirmation Agreement, dated March 12,
                     1998, between PageMart Wireless, Inc. and Glenayre
                     Electronics, Inc. (filed as an exhibit to the Form 10-Q of the Company for the quarter ended March 31, 1998, and
                     incorporated herein by reference).

10.11      --        Amendment No. 3 to Promissory Note and Security Agreement
                     dated as of September 15, 2000 between the Company and
                     Glenayre Electronics, Inc. (filed as an Exhibit to the Form
                     10-Q of the Company for the quarter ended September 30,
                     2000, and incorporated herein by reference).

10.12      --        Amended and Restated Agreement Among Certain Stockholders
                     of WebLink Wireless, Inc. dated as of June 8, 2000 (filed
                     as an exhibit to the Form 10-Q of the Company for the
                     quarter ended September 30, 2000, and incorporated herein
                     by reference).

10.13      --        Technology Asset Agreement, dated as of December 1, 1995,
                     between Motorola, Inc. and PageMart Wireless, Inc. (filed
                     as an exhibit to the Form 10-K of the Company for the
                     fiscal year ended December 31, 1995, and incorporated
                     herein by reference)(1).

10.14      --        WebLink Wireless, Inc. Nonqualified Formula Stock Option
                     Plan for Non-Employee Directors, as amended (filed as an
                     exhibit to the Form 10-K of the Company for the year ended
                     December 31, 1999, and incorporated herein by reference).

10.15      --        Office Lease Agreement, dated as of November 26, 1996,
                     between Crescent Real Estate Equities Limited and PageMart
                     Wireless, Inc. (filed as an exhibit to the Company's Annual
                     Report on Form 10-K for the fiscal year ended December 31,
                     1996, and incorporated herein by reference).

10.16      --        Fifth Amendment to Office Lease, dated as of March 21,
                     2002, between Crescent Real Estate Funding VIII, L.P. and
                     WebLink Wireless, Inc.

10.17      --        Severance and Reimbursement Agreement, dated September 12,
                     1997, between PageMart Wireless, Inc. and N. Ross Buckenham
                     (filed as an exhibit to the Form 10-Q of the Company for
                     the quarter ended September 30, 1997, and incorporated
                     herein by reference).

10.18      --        Resale Agreement, dated September 1, 1998, between PageMart
                     Wireless, Inc. and GTE Communications System Corporation
                     (filed as an exhibit to the Form 10-K of the Company for
                     the year ended December 31, 1998, and incorporated herein
                     by reference)(1)

10.19      --        Amended and Restated Strategic Alliance Agreement No. 1,
                     dated as of April 22, 1999, between GTE Communication
                     Systems Corporation and PageMart Wireless, Inc. (filed as
                     an exhibit to the Form 10-K of the Company for the year
                     ended December 31, 1999, and incorporated herein by
                     reference)

10.20      --        Amended and Restated Strategic Alliance Agreement No. 2,
                     dated as of April 22, 1999, between GTE Communication
                     Systems Corporation and PageMart Wireless, Inc. (filed as
                     an exhibit to the Form 10-K of the Company for the year
                     ended December 31, 1999, and incorporated herein by
                     reference)

10.21      --        Resale Agreement, dated as of December 12, 1997, between
                     PageMart Wireless, Inc. and GTE Communications Corporation
                     (filed as an exhibit to the Form 10-K of the Company for
                     the fiscal year ended December 31, 1997, and incorporated
                     herein by reference).(1)

10.22      --        Separation Agreement, dated as of December 6, 2001, between the Company and John D. Beletic.

10.23      --        Amended and Restated Key Employee Retention Plan.

10.24      --        WebLink Wireless, Inc. 2000 Flexible Incentive Plan (filed as an exhibit to the Form 10-K of the Company for the year ended December 31, 1999, and incorporated herein by
                     reference).

10.25      --        WebLink Wireless, Inc. Fifth Amended and Restated 1991
                     Stock Option Plan, as amended (filed as an exhibit to Form
                     10-K of the company for the year ended December 31, 1999,
                     and incorporated herein by reference).

10.26      --        Strategic Alliance Agreement #1, dated as of April 28,
                     1998, between the Company and BellSouth Cellular Corp.
                     (filed as an exhibit to the Form 10-K of the Company for
                     the fiscal year ended December 31, 2000 and incorporated
                     herein by reference). (1)

10.27      --        Amendment No. 1 to Strategic Alliance Agreement, dated as
                     of May 4, 1999, between the Company and BellSouth Cellular
                     Corp. (filed as an exhibit to the Form 10-K of the Company for the fiscal year ended December 31, 2000 and
                     incorporated herein by reference).

11.1       --        Computation of per share earnings (loss) for the three
                     months ended December 31, 2001.

11.2       --        Computation of per share earnings (loss) for the three
                     months ended December 31, 2000.

11.3       --        Computation of per share earnings (loss) for the year ended
                     December 31, 2001.

11.4       --        Computation of per share earnings (loss) for the year ended
                     December 31, 2000.

12.1       --        Computation of Ratio of Earnings to Fixed Charges for years ended December 31, 1997, 1998, 1999, 2000, and 2001 and the three months ended December 31, 2001.

21.1       --        WebLink Wireless, Inc. Subsidiaries.

23.1       --        Consent of Arthur Andersen LLP.

99.1       --        Acknowledgment of representations of Arthur Andersen LLP.

----------

(1) The Company has requested confidential treatment for certain portions of this agreement.