Form 10-Q
period 2002-03-31
WEBLINK WIRELESS INC
filed 2002-05-20
CIK 947268

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

================================================================================

                                    FORM 10-Q

                                   (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________  TO _________

                           COMMISSION FILE NO. 0-28196

                             WEBLINK WIRELESS, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                75-2575229
                 --------                                ----------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

        3333 LEE PARKWAY, SUITE 100
               DALLAS, TEXAS                                75219
               -------------                                -----
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


As of May 1, 2002, there were 42,277,136, 3,809,363, and 131,250 shares of the registrant's class A, class B and class D common stock outstanding, respectively. There were no shares of the registrant's class C common stock outstanding at May 1, 2002.


================================================================================

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                       PAGE
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 2001
              and March 31, 2002.......................................................3

         Condensed Consolidated Statements of Operations for the Three
                   Months Ended March 31, 2001 and 2002................................4

         Condensed Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 2001 and 2002....................................5

         Notes to Condensed Consolidated Financial Statements..........................6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations...........................12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................20



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................21

Item 2.  Changes in Securities and Use of Proceeds....................................21

Item 3.  Defaults Upon Senior Securities..............................................21

Item 4.  Submission of Matters to a Vote of Security Holders..........................21

Item 5.  Other Information............................................................21

Item 6.  Exhibits and Reports on Form 8-K.............................................21

                    WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                             DEBTORS-IN-POSSESSION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)




                                                                 December 31,       March 31,
                                                                     2001             2002
                                                                 ------------      -----------
ASSETS                                                                             (Unaudited)
Current assets:
     Cash and cash equivalents                                   $     13,970      $    14,481
     Accounts receivable, net                                          19,001           21,280
     Inventories                                                        3,763            2,634
     Product sold subject to right of return                              589              500
     Other current assets, net                                         10,552           10,239
                                                                 ------------      -----------
          Total current assets                                         47,875           49,134

Property and equipment, net                                           165,778          148,923

Narrowband licenses, net                                              122,575          120,756

Other assets                                                           23,849           22,426
                                                                 ------------      -----------
          Total assets                                           $    360,077      $   341,239
                                                                 ============      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                            $      4,521      $     4,476
     Liabilities subject to compromise                                498,863          498,159
     Deferred revenue                                                  24,943           21,138
     Current maturities of long-term debt                              88,361           88,392
     Other current liabilities                                         33,236           29,678
                                                                 ------------      -----------
          Total current liabilities                                   649,924          641,843

Long-term debt                                                          1,374            1,034

Other long-term liabilities                                            11,593           10,379

Commitments and contingencies

Stockholders' deficit:
     Common stock, $.0001 par value per share, 75,000,000
       shares authorized 46,217,749 issued and outstanding
       at December 31, 2001 and March 31, 2002                              5                5
     Additional paid-in capital                                       341,319          341,320
     Accumulated deficit                                             (643,462)        (652,814)
     Stock subscriptions receivable                                       (82)             (82)
     Deferred compensation                                               (594)            (446)
                                                                 ------------      -----------
          Total stockholders' deficit                                (302,814)        (312,017)
                                                                 ------------      -----------
          Total liabilities and stockholders' deficit            $    360,077      $   341,239
                                                                 ============      ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                     2001             2002
                                                                                  ----------       ----------
Revenues:
    Recurring revenues--Traditional Paging                                        $   39,068       $   23,163
    Recurring revenues--Wireless Data                                                 16,412           18,100
    Network revenues                                                                     863              769
    Equipment revenues                                                                 7,064            3,349
                                                                                  ----------       ----------
         Total revenues                                                               63,407           45,381

Cost of equipment sold and operating expenses:
    Cost of equipment sold                                                            10,050            4,181
    Technical (exclusive of depreciation and amortization)                            19,540           15,592
    General and administrative (excluding amortization of stock compensation)         23,165            9,365
    Selling                                                                            9,513            2,796
    Restructuring charges                                                                320               --
    Depreciation and amortization                                                     20,240           17,588
    Amortization of stock compensation                                                 2,133              149
                                                                                  ----------       ----------
         Total cost of equipment sold and operating expenses                          84,961           49,671
                                                                                  ----------       ----------

         Operating loss                                                              (21,554)          (4,290)

Other (income) expense:
    Interest expense (contractual interest of $18,582 for the                         17,618            2,686
         three months ended March 31, 2002)
    Interest income                                                                     (104)              --
    Other                                                                                254            1,360
                                                                                  ----------       ----------
         Total other (income) expense                                                 17,768            4,046
                                                                                  ----------       ----------

Loss before bankruptcy reorganization items and extraordinary item                   (39,322)          (8,336)
    Bankruptcy reorganization items                                                       --           (1,314)
                                                                                  ----------       ----------
Loss before extraordinary item                                                       (39,322)          (9,650)
Extraordinary item:
    Gain from early extinguishment of debt                                                --              298
                                                                                  ----------       ----------
Net loss                                                                          $  (39,322)      $   (9,352)
                                                                                  ==========       ==========

Net loss per share:
    (basic and diluted)
    Loss before extraordinary item                                                $    (0.85)      $    (0.19)
         Extraordinary gain                                                               --             0.01
                                                                                  ----------       ----------
    Net loss                                                                      $    (0.85)      $    (0.20)
                                                                                  ==========       ==========

Weighted average number
  of shares outstanding
    (basic and diluted)                                                               46,509           46,218
                                                                                  ==========       ==========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                                Three Months Ended March 31,
                                                                              -------------------------------
                                                                                 2001                 2002
                                                                              ----------           ----------
Cash flows from operating activities:
    Net loss                                                                  $  (39,322)          $   (9,352)
    Adjustments to reconcile net loss to
       net cash (used in) provided by operating activities:
         Extraordinary item                                                           --                  298
         Depreciation and amortization                                            20,240               17,588
         Amortization of stock compensation                                        2,133                  149
         Forgiveness of stock subscription receivable                                162                   --
         Provision for bad debts                                                   3,500                1,197
         Loss on sale and disposal of property and equipment                         225                1,311
         Accretion of discount on senior discount notes                            7,017                   --
         Amortization of deferred debt issuance costs                                540                  237
         Utilization of roaming credits                                              204                   74
    Changes in certain assets and liabilities:
       Increase in accounts receivable                                            (2,362)              (3,476)
       Decrease in inventories                                                     7,759                1,129
       Decrease in product sold subject to right of return                         1,361                   89
       Decrease in other current assets                                              759                  239
       (Increase) decrease in other assets                                        (2,133)               1,186
       Decrease in accounts payable                                               (4,710)              (1,086)
       Decrease in deferred revenue                                               (5,120)              (3,805)
       Decrease in other current liabilities                                     (15,154)              (3,519)
       Increase (decrease) in other long-term liabilities                          3,232               (1,214)
                                                                              ----------           ----------
            Net cash (used in) provided by operating activities                  (21,669)               1,045
                                                                              ----------           ----------

Cash flows from investing activities:
    Purchases of property and equipment                                           (8,857)              (1,139)
    Proceeds from the sale of property and equipment                                   9                  183
    Other                                                                           (975)                 731
                                                                              ----------           ----------
            Net cash used in investing activities                                 (9,823)                (225)
                                                                              ----------           ----------

Cash flows from financing activities:
    Borrowings under the Credit Facility                                          25,101                   --
    Borrowings on the vendor financing arrangement                                 5,747                   --
    Payments on the vendor financing arrangement and capital leases                 (704)                (309)
                                                                              ----------           ----------
            Net cash provided by (used in) financing activities                   30,144                 (309)
                                                                              ----------           ----------

Net (decrease) increase in cash and cash equivalents                              (1,348)                 511

Cash and cash equivalents, beginning of period                                     7,097               13,970

                                                                              ----------           ----------
Cash and cash equivalents, end of period                                      $    5,749           $   14,481
                                                                              ==========           ==========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                               $   17,389           $       70
       Taxes                                                                          --                   --

Supplemental schedule of noncash investing and financing activities:
    Purchase of property through capital leases                               $      177           $       --
    Investment received from the demutalization of MetLife                           174                   --


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002

                                   (UNAUDITED)

1.  GENERAL

ORGANIZATION

    The predecessor corporation of WebLink Wireless, Inc. ("WebLink") was incorporated as a Delaware corporation on May 8, 1989, to provide wireless messaging products and services, under the name PageMart, Inc. ("PageMart"). In January 1995, PageMart effected a corporate reorganization pursuant to which PageMart Nationwide, Inc., a Delaware corporation, became the holding company parent of PageMart. In December 1995, the name of PageMart Nationwide, Inc. was changed to PageMart Wireless, Inc. ("Wireless"). On January 28, 1998, PageMart was merged into Wireless with Wireless as the surviving corporation. On December 1, 1999, the name of Wireless was changed to WebLink Wireless, Inc. WebLink and its subsidiaries are referred to herein as the "Company." The condensed consolidated financial statements of the Company include the accounts of PageMart PCS, Inc., PageMart II, Inc., PageMart Operations, Inc., PageMart International, Inc. and other subsidiaries of WebLink. Each of these companies is a wholly-owned subsidiary of WebLink. PageMart PCS, Inc. holds certain narrowband personal communications services licenses. PageMart II, Inc. holds certain Federal Communications Commission ("FCC") licenses. Other than these licenses, the subsidiaries of WebLink have no significant assets or liabilities.

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

    As part of the Chapter 11 case, the Company routinely files pleadings, documents and reports with the Bankruptcy Court which may contain updated, additional or more detailed information about the Company, it's assets, liabilities or financial performance than is contained in these condensed consolidated financial statements. Copies of the filings in the Company's Chapter 11 case are available during regular business hours at the office of the Clerk of the Bankruptcy Court, United States Bankruptcy Court for the Northern District of Texas, Dallas Division.

REORGANIZATION PLAN PROCEDURES

    On April 15, 2002 the Company entered into a non-binding letter of intent with its secured lenders on the material terms of a plan of reorganization. The plan is expected to allow the Company to emerge from the Chapter 11 proceeding. This new plan of reorganization was filed with the Bankruptcy Court on April 23, 2002 and superseded the plan that was filed on January 31, 2002, which was based on a transaction described in the Company's previously announced letter of intent with Sun Capital Acquisition Corp. The Sun Capital letter of intent has expired, and the Company is no longer pursuing the transaction.

    The letter of intent with the secured lenders provides that the Company would issue $40 million of new senior secured notes and 92.5% of the common stock of the reorganized entity to its secured creditors, and 7.5% of the common stock of the reorganized entity to its unsecured creditors upon the effective date of the plan of reorganization. The common stock to be issued to creditors would be subject to dilution by a management equity plan. The new senior secured notes would be issued in two tranches, $30.0 million of which would have interest paid currently in cash with a four-year principal amortization schedule and $10.0 million of which would have interest paid in kind with a four-year maturity date. The Company's excess cash at the effective date of the plan of reorganization would be paid to the secured creditors, with the amount of excess cash above $3.0 million being applied to pay the principal of the new notes. Up to 15% of the common stock of the Company would be reserved for issuance to management. WebLink does not expect its current equity holders to receive any property, securities or cash in exchange for their equity holding in a restructuring. The Company expects the equity holders' stock will be cancelled at the time a plan of reorganization becomes effective.

    On April 26, 2002, the Official Committee of Unsecured Creditors filed a competing plan of reorganization with the Bankruptcy Court. The competing plan provides, among other things, that 450,000 shares of common stock of the reorganized entity would be issued to unsecured creditors, 300,000 shares would be issued to management of the Company, and 1,949,100 shares would be issued to the secured creditors. In addition, warrants to purchase 17,000,000 shares of common stock of the reorganized entity at an exercise price of $7.00 per share would be issued to unsecured creditors and management of the Company. The competing plan also provides for the issuance of notes to the secured creditors equal in principal amount to the Company's plan, but on somewhat more favorable terms to the Company. The Company's secured creditors have informed the Company that they will vote against the competing plan of the Official Committee of Unsecured Creditors.

    Confirmation of any plan of reorganization is subject to conditions imposed by the Bankruptcy Code, including the approval of the Bankruptcy Court, and approval of the FCC of the change in control of the Company's FCC licenses. Management can provide no assurance that any plan of reorganization will be approved or that additional plans may be presented to the court.


2.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles applicable to a going concern, which assumes, except as otherwise disclosed, that assets will be realized and liabilities will be discharged in the ordinary course of business, are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X, and are in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). The interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2001. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

    The Company reported operating losses for each of the three years in the period ended December 31, 2001 and the first quarter 2002, has incurred substantial net losses since inception and has a significant working capital deficit and stockholders' deficit at March 31, 2002. In May 2001, the Company filed for a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and at March 31, 2002, is operating the business as debtors-in-possession. The Company's financial condition, results of operations, lack of liquidity and inability to obtain additional debt or equity financing, among other factors as discussed above, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters includes a plan to emerge from the Chapter 11 bankruptcy proceedings. As discussed above, the Company has entered into a non-binding letter of intent with its secured lenders on the material terms of a plan of reorganization. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result in the event that the Company is unable to continue as a going concern.

    While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the condensed consolidated financial statements. Additionally, the amounts reported on the condensed consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization.

    The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, success of future operations and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.


LIABILITIES SUBJECT TO COMPROMISE

    In the Chapter 11 case, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization, which must be confirmed by the Bankruptcy Court after submission to and approval, to the extent required, by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 case have been segregated and classified in the condensed consolidated balance sheet as liabilities subject to compromise. Generally, all actions to enforce or otherwise require repayment of pre-petition liabilities are stayed while the Company continues its business operations as debtors-in-possession. The ultimate amount of and settlement terms for the pre-petition liabilities subject to compromise are subject to an approved plan of reorganization and may differ from such amounts as reflected in the Company's accounting records and accordingly are not presently determinable.

    Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other pre-petition executory contracts, subject to Bankruptcy Court approval. Claims for damages resulting from the rejection of real estate leases and other executory contracts are subject to separate bar dates.

     The principal categories of obligations classified as liabilities subject to compromise to unrelated parties under the Chapter 11 case are identified below (in thousands). The amounts below may vary significantly from the amounts stated in the proofs of claim filed with the Bankruptcy Court and may be subject to future adjustment depending on the Bankruptcy Court action.

                                                                                        MARCH 31, 2002
                                                                                        --------------
               15% Senior Discount Exchange Notes due 2005                                 $207,270
               11 1/4% Senior Subordinated Discount Exchange Notes due 2008                 262,898
               Trade accounts payable                                                        17,239
               Other current liabilities                                                     10,752
                                                                                           --------
                                                                                            498,159
                                                                                           ========

    As a result of the Chapter 11 filing, no principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest expense on pre-petition unsecured obligations has not been accrued after the Petition Date, for the first quarter of 2002, namely $8.0 million related to its 15% Senior Discount Exchange Notes due 2005 and $7.9 million on the 11 1/4% Senior Subordinated Discount Exchange Notes due 2008.


BANKRUPTCY REORGANIZATION ITEMS

    Pursuant to SOP 90-7, revenues and expenses, realized gains and losses, and provisions for losses resulting from the reorganization of the business are reported on the consolidated statements of operations separately as bankruptcy reorganization items. The total amount recorded as bankruptcy reorganization items for the three months ended March 31, 2002 was $1.3 million. Professional fees are expensed as incurred.

    Bankruptcy reorganization items for the three months ended March 31, 2002, consisted of the following (in thousands):

                                                      Three months ended
                                                        MARCH 31, 2002
                                                      ------------------
          Professional fees                                $ 1,363
          Interest income on accumulated cash
              resulting from Chapter 11 proceedings             49
                                                           -------

              Total                                        $ 1,314
                                                           =======

    Operating cash receipts and payments resulting from bankruptcy reorganization items for the three months ended March 31, 2002, consisted of cash paid for professional fees of $1.1 million and cash provided by interest income of $49,000.

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

3.  REVENUE RECOGNITION

NETWORK REVENUES

    The Company has network strategic alliance agreements with Arch Wireless, Inc. ("Arch"), Metrocall, Inc. ("Metrocall") and Verizon Messaging ("Verizon"). As of March 31, 2002, these three carriers were the first, second and third largest independent messaging carriers, respectively, in the United States. These agreements are organized in two distinct phases. During the first phase, Arch, Metrocall and Verizon may each market their switch-based wireless data services utilizing the Company's wireless data network. During the second phase, the agreements provide that Arch, Metrocall and Verizon will install their own networks leveraging the Company's infrastructure and sites, so the parties share certain capital and operating expenses, which significantly lowers costs for both companies.

    As of March 31, 2002, Metrocall and Verizon are actively marketing their switch-based wireless data services under phase one of their agreements. Metrocall has not yet elected to enter the second phase. Metrocall has announced that it expects to file a voluntary petition under Chapter 11 in the near future, so no assurance can be given that the agreement will remain in effect for its stated term. Verizon has elected to enter phase two in a limited geographic area and continues to offer phase one switch-based services in the remainder of the U.S. In 2000, Arch acquired Paging Network, Inc. and its wireless data network. Arch has utilized the phase one switch-based services only to a limited extent for coverage where its network has no coverage. Arch has filed a petition under Chapter 11. It has informed the Company that it has rejected the strategic alliance agreement, but would like to negotiate a new agreement that does not contain the phase two obligations. There can be no assurance of the success of the arrangements with Arch, Metrocall and Verizon or of similar arrangements with other smaller paging carriers.

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

    The Company did not recognize any revenue from installation services in 2001 or the first quarter of 2002 and management believes that it is unlikely that the Company will provide these types of services for the remainder of 2002 or 2003 due to market conditions.


SAB 101 - MULTIPLE-ELEMENT ARRANGEMENTS

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which was adopted during the fourth quarter of 2000, effective January 1, 2000. SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. Under the provisions for SAB 101 relating to multiple-element revenue arrangements, the Company is required to bundle the equipment revenue and airtime revenue associated with sales of wireless data devices, except those sold to retailers. Sales of one-way devices are not bundled. See discussion of Revenue Recognition for Equipment Revenue, below.

    As a result of the adoption of SAB 101, the Company is deferring the recognition of equipment revenue and the related cost of sales, to the extent of the revenue, over the three year expected life of a subscriber. Any cost of equipment in excess of revenues from the sale of equipment is recognized at the time of sale and is not deferred. The deferred revenue is recorded as other long-term liabilities and has a balance of $15.9 million and $10.4 million at March 31, 2001 and 2002, respectively. The deferred cost of sales is recorded as other assets and has a balance at March 31, 2001 and 2002 of $15.3 million and $9.8 million, respectively.

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

EQUIPMENT REVENUE

    The Company recognizes equipment revenue on the sale of one-way devices, cost of equipment and expenses upon the shipment of subscriber devices adjusted by allowances for normal returns. For the Company's sales of wireless data devices, under the provisions for SAB 101 relating to multiple-element revenue arrangements, the Company is required to bundle the equipment revenue and airtime revenue associated with sales of wireless data devices, except those sold to retailers. The Company recognizes the revenue and related cost of sales over the expected customer relationship, which the Company estimates is three years. Due to the newness of the wireless data devices and the nature of the arrangements with retailers, the Company is not recognizing revenue on these units until the retailers sell them to consumers. Hence, equipment revenue received from the retailer is recorded as deferred revenue until the device is sold to the consumer. Likewise, product sold subject to the right of return by the retailer is recorded as an asset until sale to the consumer. The Company recorded an asset of $3.4 million and $0.5 million for units held in retailers' inventory at March 31, 2001 and 2002, respectively.

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

4.   RESTRUCTURING

    To further align its expenses with its revenues and to capitalize on its strengths, the Company began focusing its resources on its core telecommunications wholesale business and its core strategic national accounts business. As part of the internal refocusing, WebLink announced on October 31, 2001 that it would be eliminating its National Retail strategic business unit ("SBU") and streamlining its operations by consolidating its distribution and sales efforts into two SBUs - Carrier Services and Business Sales. This consolidation resulted in additional reductions-in-force ("RIF's") in November and December 2001. By December 31, 2001, the Company had laid off most of its National Retail SBU employees, closed all but one of its call centers, consolidated its distribution and warehouse facilities and further reduced the personnel in its corporate headquarters. Approximately 320 positions were eliminated through these two RIFs. In addition, the Company rejected through the bankruptcy process substantially all of its material contracts with its traditional and online retailers, which terminated its relationship with these retailers and allowed the Company to avoid paying significant continuing fees and costs that would otherwise have been associated with termination of these agreements. As a result, the Company incurred approximately $3.0 million in restructuring in 2001. The Company did not incur restructuring costs in the first quarter of 2002.


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

                                                   MARCH 31, 2001     MARCH 31, 2002
                                                   --------------     --------------
                 Stock Options.................         7,538,598          3,971,171
                 Phantom Stock.................         1,075,000             75,000
                 Warrants......................         1,134,088          1,134,088
                                                   --------------     --------------
                                                        9,747,686          5,180,259
                                                   ==============     ==============

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

    On October 31, 2001, Glenayre Electronics, Inc. ("Glenayre") filed a motion in the Bankruptcy Court to modify the automatic stay (i) to permit Glenayre to terminate its non-exclusive software licenses with the Company, and (ii) to require adequate protection payments with respect to the collateral pledged to Glenayre, or, in the alternative, to permit foreclosure upon such collateral. As of the Petition Date, the Company was indebted to Glenayre in the amount of $8.6 million (the "Indebtedness") for the purchase of certain network equipment and software licenses. The Indebtedness is secured by such equipment and software licenses, which represent only a small fraction of the infrastructure equipment that comprises the Company's network. Nevertheless, the software licenses held by the Company relating to such equipment are necessary for the Company to continue its current operations.

    This motion was set for final hearing on February 21, 2002, at which time the parties commenced the presentation of witnesses and evidence. After the close of the initial segment of the hearing presentation, the parties continued settlement negotiations. A detailed agreement in principle was announced by Glenayre and the Company on February 22, 2002. The parties later reached agreement on the documentation of the settlement. The settlement of the Glenayre motion to terminate stay was presented to and approved by the Bankruptcy Court on May 6, 2002 (the "Settlement Agreement"). Under the Settlement Agreement, the Company has agreed to make monthly license payments to Glenayre in lieu of adequate protection, and the Company has received a new maintenance service agreement and certain software upgrades and licenses. Glenayre has also provided incentives to the Company to confirm a plan of reorganization which provides Glenayre with "equal treatment" on a proportionate basis with the treatment proposed to the Company's secured lenders under its credit facility.

    On September 29, 2000, the Company entered into a volume purchase agreement with Glenayre (the "Volume Purchase Agreement") for the purchase or license of $20.8 million in wireless network infrastructure equipment and software through December 31, 2001. As of December 31, 2001, the Company had purchased $9.5 million under this agreement. This contractual agreement is subject to the provisions of the Bankruptcy Code and the Company's plan of reorganization.

    The Company is involved in various other lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these other lawsuits have no merit. During the pendancy of the Chapter 11 case, plaintiffs are stayed under Section 362 of the Bankruptcy Code from pursuing the claims of the lawsuit.

    Paging subscriber devices are available from a number of manufacturers. Wireless data subscriber devices are currently available only from Motorola, Inc. ("Motorola"). The Company's wireless data services (other than telemetry) currently utilize the Motorola T900 and P935 devices and the Company's wireless telemetry services currently utilize the Motorola Creatalink 2XT(TM). However, on December 3, 2001, Motorola announced that as of mid 2002 it intends to discontinue distributing wireless data products such as the Talkabout(R) T900, Timeport(TM) P935 personal communicator and the Creatalink 2XT, as well as its paging products. Motorola has announced its intent to sell its subscriber device product lines and has sold its Creatalink 2XT product line. As of the date of this report, the Company believes Motorola has been unable to sell its subscriber device product lines. The Company is working with several domestic and foreign device manufacturers to develop additional wireless data devices. Several of these companies have announced that they are negotiating or have successfully negotiated with Motorola to secure a license to the ReFLEX technology. In late 2001, Percomm, Inc. ("PerComm") a Korean based manufacturer, acquired the Glenayre transceiver ReFLEX radio chip set and in early 2002 hired several members of Glenayre's engineering team. Percomm has obtained from Motorola the necessary rights to the ReFLEX protocol. Percomm previously supplied the Company with paging devices and the Company is currently negotiating a deal with Percomm pursuant to which the Company could purchase wireless data devices from Percomm as soon as they are commercially available. In addition, The Company is working with several other potential manufacturers of wireless data devices to secure purchase rights if and when they complete development of a commercially viable device. Motorola has sold the Creatalink 2XT product line to SmartSynch. At this time the Company is currently negotiating a purchase agreement with SmartSynch. In addition, the Company has entered into a purchase agreement with Advantra International for telemetry devices and Advantra International has informed the Company that it intends to have a commercial telemetry device by the end of 2002. The Company expects to have a purchase agreement in place with Advantra by the end of the second quarter of 2002. The Company can give no assurance, however, that additional subscriber or telemetry devices will be developed or will be available to the Company on acceptable terms.

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

7.  SEGMENT REPORTING

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

    On January 1, 2002, the Company's three divisions, Wireless Data, Traditional Paging and International, were reported as one segment since the Company has restructured it's business and simplified management reporting as one segment.


8.  NEW ACCOUNTING PRONOUNCEMENTS


    The Financial Accounting Standards Board ("FASB") issued a new pronouncement in June 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 defines the accounting treatment for all intangible assets, including goodwill, and provides methodology to be used to assess possible impairment of such intangibles. The adoption of SFAS 142 is required for fiscal years beginning after December 15, 2001 (fiscal year 2002 for the Company), except for acquisitions entered into after June 30, 2001. As a result of adopting SFAS 142, the amortization period for Narrowband Personal Communication Services Licenses has been changed from 40 years to 20 years beginning January 1, 2002. Amortization expense for the three months ended March 31, 2002 was $1.8 million compared to $0.8 million for the same period of 2001.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of SFAS 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to Statement No. 121. The adoption of SFAS 144 did not have an impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion of the results of operations and financial condition of the Company for the three months ended March 31, 2001 and 2002. This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report. Certain prior years' amounts have been reclassified to conform with the current year presentation.

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

    CHAPTER 11 FILING

    On May 23, 2001 (the "Petition Date"), The Company Wireless and its subsidiaries, PageMart PCS, Inc. and PageMart II, Inc., filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Code Sections 101-1330, as amended (the "Bankruptcy Code"), and is presently operating its business as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court"). The Chapter 11 cases are being jointly administered for procedural purposes only before the Bankruptcy Court under case no. 01-34275-SAF-11. (See Note 1 of the Condensed Consolidated Financial Statements of the Company, Chapter 11 Filing).

    On April 15, 2002, the Company entered into a non-binding letter of intent with its secured lenders on the material terms of a plan of reorganization. The Plan, filed with the Bankruptcy Court on April 23, 2002, should allow the Company to emerge from Chapter 11 proceedings. The new plan of reorganization superceded the plan that was filed on January 31, 2002 which was based on a transaction described in the Company's previously announced letter of intent with Sun Capital Acquisition Corp. The Sun Capital letter of intent has expired, and the Company is no longer pursuing the transaction. (See Note 1 of the Condensed Consolidated Financial Statements of the Company, Reorganization Plan Procedures).

    There can be no assurance that the plan of reorganization will be confirmed under the Bankruptcy Code. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek other alternatives for the Company. There can be no assurance that upon consummation of a plan of reorganization there will be improvement in the Company's financial condition or results of operations. The Company has incurred and will continue to incur professional fees and other cash demands typical in bankruptcy.

    The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Chapter 11 filing and related circumstances, including the Company's debt structure, default on all pre-petition debt, significant negative working capital and recurring losses, as well as current economic conditions, raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, success of future operations, the ability to generate sufficient cash from operations and/or financing sources to meet obligations, and availability of subscriber devices and network infrastructure and related support. See "Liquidity and Capital Resources." As a result of the Chapter 11 filing and related circumstances, however, such realization of assets and liquidation of liabilities are subject to significant uncertainty. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result in the event that the Company is unable to continue as a going concern. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts significantly different from those reflected in the accompanying condensed consolidated financial statements. Additionally, the amounts reported on the condensed consolidated balance sheet could change materially because of changes in business strategies and the effects of any proposed plan of reorganization.

GENERAL

    The Company provides wireless data services and paging services. The Company has constructed and operates a wireless data network which covers approximately 90% of the U.S. population. The Company has incurred significant capital expenditures and operating losses associated with the implementation and deployment of its wireless data services.

    Since commencing operations in 1990, the Company has invested heavily in its wireless communications network and administrative infrastructure in order to establish nationwide coverage and centralized customer service and administrative support functions. The Company incurs substantial fixed operating costs related to its wireless communications infrastructure, which is designed to serve a larger subscriber base than the Company currently serves. The Company has sustained consolidated operating losses in each year of operations since inception. The Company sustained an aggregate $159.7 million operating loss from 1999 to 2001 with a $4.3 million operating loss recorded for the three months ended March 31, 2002. Management expects consolidated operating losses to continue through 2004.

    The Company's strategy is to expand its wireless data subscriber base and to increase profitability and cash flow through greater utilization of its nationwide wireless communications network. From the introduction of wireless data services in December 1998 to March 31, 2002, the number of wireless data units in service increased to 524,748. None of the Company's growth is attributable to acquisitions. The Company intends to achieve growth in units in service by promoting its wireless data services through its Carrier Services and Business Sales Strategic Business Units ("SBU").

    In the fourth quarter of 2001, the Company consolidated its five SBUs into two. The Carrier Services SBU now includes the former Reseller SBU and Wireless Control Systems (Telemetry) SBU, as well as the International division. The new Business Sales SBU is a combination of the former National Retail, National Accounts and Field Sales SBUs.

    The Company sells and leases its subscriber units through the following distribution channels: (i) private brand strategic alliances, wireless data network alliances, local and regional resellers and telemetry resellers through its Carrier Services SBU, (ii) direct business accounts and national and regional retail stores through its Business Sales SBU. The Company's primary emphasis is on indirect sales through it Carrier Services SBU and sales to major corporate accounts through the Business Sales SBU. As a result of rejecting substantially all of its material contracts with its traditional and online retailers, sales to consumers through retail stores will decline dramatically as retailers' existing inventories are depleted. At March 31, 2002, 70% of the Company's domestic units in service originated from the Carrier Services SBU and 30% from the Business Sales SBU.

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

    Currently, the Company sells or leases wireless messaging end-user devices to subscribers, retailers and resellers. The Company earned recurring revenues from subscribers and resellers in the form of fixed periodic fees and incurred substantial operating expenses in offering its services, including technical, customer service and general and administrative expenses.

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

    The Company's Subscriber Service Agreement provides, "after activation, neither The Company nor any retailer will issue customer credits for used or unused services for which payment has been received". However, it is the Company's present policy to allow customers 365 days to apply credits for unused services to future services. For customers who have terminated services and have a net credit balance, such amounts are classified as current liabilities in the Company's consolidated balance sheets. Upon the expiration of 365 days, unapplied credit balances in customer accounts will be recognized as revenue and debit balances in customer accounts will be written off to allowance for doubtful accounts.

    Approximately 90% of the Company's monthly average revenue per unit ("ARPU") is attributable to fixed fees for airtime, coverage options and features. The remainder is dependent on usage. Management anticipates that the Company's consolidated ARPU will increase as wireless data subscriber additions increase, since wireless data services yield a significantly higher ARPU than traditional paging services. Management anticipates that the Company's traditional paging service's ARPU will decline somewhat in the foreseeable future.

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

    Historically, the Company has had three segments. Effective January 1, 2002, the Company had one segment since the Company is restructuring its business and simplifying management reporting.

    Units in Service

    The Company had 477,112 wireless data units in service as of March 31, 2001 compared to 524,748 as of March 31, 2002. The Company received its first shipments of full 2way wireless data devices in February 2000. In September 2000, the Company began receiving shipments of the Motorola Talkabout T900 which has contributed significantly to the wireless data unit growth. In July 2000, the Company added its first units in telemetry. As of March 31, 2002, the Company had 5,636 telemetry units in service included in total wireless data units in service.

    Net wireless data unit additions for the three months ended March 31, 2001 and 2002 were 123,332 and 16,659, respectively. The decrease in the number of unit adds from March 31, 2001 to March 31, 2002 is due primarily to general market conditions for wireless data devices and the Company's bankruptcy proceedings. In the quarters ended March 31, 2001 and 2002, the average monthly disconnection rate for wireless data units was 2.6% and 2.4%, respectively.

    Units in service from domestic one-way paging operations were 1,613,704 and 875,605 as of March 31, 2001 and 2002, respectively. The Company's one-way operations experienced a net decrease of 738,099 units in service from March 31, 2001 to March 31, 2002, as the general market for traditional paging declines. Unit decreases for the three months ended March 31, 2001 and 2002 were 250,856 and 152,625, respectively. This has been a continued trend since 1998. In the quarters ended March 31, 2001 and 2002, the one-way paging unit's average monthly disconnection rate was 5.8% and 5.9%, respectively. Management believes there is a declining market for traditional one-way paging services, and some of the demand appears to be shifting to the higher quality and greater benefits of wireless data services. Management expects the significant decline in traditional paging units to continue for the foreseeable future.

Revenues

     Revenues for the three months ended March 31, 2001 were $63.4 million compared to $45.4 million and for the three months ended March 31, 2002. Recurring revenues for wireless data for the same periods were $16.4 million and $18.1 million, respectively. Recurring revenues for traditional paging for the same periods were $39.1 million and $23.2 million, respectively. Revenues from equipment sales for the same periods were $7.1 million and $3.3 million, respectively. Network revenues, comprised of: (1) non-recurring engineering fees; (2) construction revenues related to the installation of transmitting and receiving equipment; and (3) non-airtime service revenues, for the same periods, were $0.9 million and $0.8 million, respectively. ARPU for wireless data was $13.17 for the three months ended March 31, 2001 compared to $11.68 for the same period in 2002. ARPU for traditional paging for the three months ended March 31, 2001 was $7.49 compared to $8.11 for the same period in 2002. Management expects wireless data's and traditional paging's ARPU will decline somewhat in 2002.

    During the third quarter of 2000, the Company initiated its national retail sales efforts for the new Motorola T900. This sales program includes certain sales incentives paid to retailers when the product is sold by the retailer. These sales incentives, which result in a loss on the product, are recorded as a reduction to equipment revenue in the period the products are shipped to retailers, which is consistent with the Emerging Issues Task Force abstract number 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-09"). Due to the nature of the arrangements with retailers, the Company is not recognizing revenue on units shipped to the retailers until the retailers sell the units to a consumer as the Company is unable to reasonably estimate the level of product returns. Hence, equipment revenue received from the retailer is recorded as deferred revenue until the device is sold to the consumer. Likewise, product sold subject to right of return by the retailer is recorded as an asset until sold to the consumer. The Company recorded $3.4 million and $0.5 million for units held in retailers' inventory at March 31, 2001 and 2002, respectively. All consumer rebates are recorded upon activation by the customer as a deferred charge based on the Company's estimated redemption rate. The deferred charge is recognized as a reduction in airtime revenue over the service period commitment. As the Company de-emphasizes its retail distribution channel, product sales to retailers are expected to be significantly reduced.

    During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin Number 101 ("SAB 101") with an effective date of January 1, 2000. SAB 101 requires the deferral of revenue when the earnings process is not complete. The earnings process associated with equipment revenue from the sale of wireless data devices, except those sold through the national retail channel, is not complete because airtime is an integral part of the transaction in instances when the Company sells both the device and airtime to the same individual. As a result, the Company is deferring the recognition of equipment revenue over the three year expected life of a wireless data subscriber. The Company has recorded $15.9 million and $10.4 million at March 31, 2001 and 2002, respectively in deferred revenue associated with SAB 101 which is recorded as other long-term liabilities.

Cost of Equipment Sold

    The cost of equipment sold for the three months ended March 31, 2001 was $10.1 million compared to $4.2 million for the three months ended March 31, 2002.

    As a result of the adoption of SAB 101, the Company recognizes an immediate loss in the amount of the cost of equipment sold in excess of revenue, and the remaining cost of equipment sold is deferred and recognized over the three year expected life of a subscriber. The Company has recorded $15.3 million and $9.8 million in deferred cost of equipment associated with SAB 101 as of March 31, 2001 and 2002 respectively, which is recorded as other assets.

Operating Expenses

     Technical expenses were $19.5 million for the three months ended March 31, 2001 compared to $15.6 million for the three months ended March 31, 2002. The decrease is due primarily to reductions in employee, telecommunication and other costs associated with the Company's restructuring as well as continuing efforts to reduce costs.

     General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for the three months ended March 31, 2001 and 2002 were $23.2 million and $9.4 million, respectively. The decrease is due primarily to reductions in employee and other costs as resources associated with the Company's restructuring as well as continuing efforts to reduce costs.

    Selling expenses for the three months ended March 31, 2001 were $9.5 million compared to $2.8 million for the three months ended March 31, 2002. The primary reasons for the decrease were the closing of sales offices, exiting the National Retail Sales Channel, reduction of the field sales force and other cost reductions in 2001.

    Depreciation and amortization was $20.2 million and $17.6 million for the three months ended March 31, 2001 and 2002, respectively. The decrease resulted from only spending maintenance levels in capital expenditures during 2001.

Amortization of Stock Compensation

    On February 10, 2000, 1,075,000 shares of Phantom Stock were granted under the WebLink Wireless, Inc. 2000 Flexible Incentive Plan with a three-year vesting period. Based on the closing market price of $23.8125 reported on Nasdaq on February 10, 2000, these grants have an aggregate market value of $25.6 million. On December 6, 2001, 1,000,000 shares of Phantom Stock were surrendered to the Company. As a result approximately $8.5 million of deferred compensation related to unvested phantom stock was reversed. The compensation cost associated with the grants is recorded as amortization of stock compensation over the vesting period. Accordingly, $2.1 million was incurred in the first quarter of 2001 and $149,000 was incurred in the first quarter of 2002.

Interest Expense

    As of the Petition Date, the Company began recording interest expense only for debt that will continue to be paid during the Chapter 11 proceeding or that is probable to be an allowed priority, secured or unsecured claim. Therefore, the Company is not recording the interest expense associated with the 11 1/4% Senior Subordinated Discount Exchange Notes due 2008 ("11 1/4% Notes"), the 15% Senior Discount Exchange Notes due 2005 ("15%

Notes"), and the amortization of the deferred debt issuance costs associated with the 11 1/4% Notes and 15% Notes ("DDIC"). The Company continued to record interest expense related to a vendor financing arrangement and the credit agreement led by Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) and Morgan Stanley Senior Funding, Inc., as amended ("Amended Credit Facility"). The following table details the contractual and actual interest expense for the three months ended March 31, 2002 and 2001 (dollars in millions):


                                       CONTRACTUAL INTEREST EXPENSE                    ACTUAL INTEREST EXPENSE
                                        Period ended March 31, 2002    Period ended March 31, 2002    Period ended March 31, 2001
                                                Three Months                  Three Months                    Three Months
                                       ----------------------------    ---------------------------    ---------------------------
11 1/4% Notes                                     $  7.8                       $   --                          $ 7.8
15% Notes                                            7.8                           --                            7.0
DDIC for 11 1/4 % & 15% notes                        0.3                           --                            0.3
Vendor financing                                     0.2                          0.2                            0.2
Amended Credit Facility includes DDIC                2.4                          2.4                            2.2
Capital Leases                                       0.1                          0.1                            0.1
Other                                                 --                           --                             --
                                                  ------                       ------                          -----
                                                  $ 18.6                       $  2.7                          $17.6
                                                  ======                       ======                          =====

     Interest expense related to the 11 1/4% Notes is currently non-cash pay, since payment of interest was to commence in February 2003.

Net Loss

    The Company sustained losses before extraordinary item of $39.3 million for the three months ended March 31, 2001. The Company sustained losses before bankruptcy reorganization items and extraordinary items for the three months ended March 31, 2002 of $8.3 million. Bankruptcy reorganization items were $1.3 million for the three months ended March 31, 2002. Bankruptcy reorganization items consisted principally of legal and professional fees. An extraordinary gain of $0.3 million was recognized in the first quarter of 2002 for the forgiveness of debt. Including the bankruptcy reorganization items and the extraordinary gain, the Company's net losses for the three months ended March 31, 2002 were $9.4 million. The decrease in losses was primarily due to decreases in operating expenses associated with the operations of the Company.

Selected Quarterly Results of Operations

    The tables below set forth management's presentation of results of operations and other data on a quarterly basis for the six most recent fiscal quarters. This presentation should be read in conjunction with the Company's Condensed Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this report and the Company's quarterly reports on Form 10-Q for the corresponding periods below, and should not be considered in isolation or as an alternative to the results of operations that are in accordance with GAAP. (In thousands, except other data).

                                                         DEC. 31,     MARCH 31,     JUNE 30,     SEPT. 30,    DEC. 31,   MARCH 31,
                                                           2000         2001          2001         2001         2001        2002
                                                        -----------  -----------   -----------  -----------  ----------  ---------
                                                                                         (Unaudited)
RECURRING REVENUES--WIRELESS DATA                       $    10,959  $    16,412   $    19,599  $    19,660  $   18,128  $  18,100
RECURRING REVENUES--TRADITIONAL PAGING                       43,440       39,068        33,961       28,363      26,619     23,163
Network revenues                                              1,028          863           781          769         769        769
Equipment revenues                                            7,441        7,064         4,977        3,225       6,444      3,349
                                                        -----------  -----------   -----------  -----------  ----------  ---------
TOTAL REVENUES                                               62,868       63,407        59,318       52,017      51,960     45,381

Cost of equipment sold                                       12,830       10,050         6,329        4,084       7,552      4,181
Technical expenses (exclusive of depreciation
  and amortization)                                          21,185       19,540        19,168       17,724      13,729     15,592
General and administrative (excluding amortization
  of stock compensation)                                     21,036       23,165        22,730       20,230      15,186      9,365
Selling expenses                                             11,559        9,513         6,946        6,092       4,215      2,796
Restructuring charges                                            --          320         2,529        1,951       1,000         --
Depreciation and amortization expense                        18,900       20,240        20,374       17,717      17,165     17,588
Amortization of stock compensation                            2,133        2,133         2,133        2,133       1,601        149
                                                        -----------  -----------   -----------  -----------  ----------  ---------
OPERATING LOSS (EBIT)                                   $   (24,775) $   (21,554)  $   (20,891) $   (17,914) $   (8,488) $  (4,290)
                                                        -----------  -----------   -----------  -----------  ----------  ---------
EBITDA (1)                                              $    (3,742) $     1,139   $     4,145  $     3,887  $   11,278  $  13,447
                                                        -----------  -----------   -----------  -----------  ----------  ---------

Other data:
Ending units in service-Wireless Data                       353,780      477,112       517,511      500,376     508,089    524,748
Ending units in service-Traditional Paging                1,864,560    1,613,704     1,403,625    1,193,372   1,028,230    875,605
ARPU-Wireless Data (2)                                  $     12.56  $     13.17   $     13.14  $     12.88  $    11.98  $   11.68
ARPU-Traditional Paging (2)                             $      7.30  $      7.49   $      7.50  $      7.28  $     7.99  $    8.11
Cash flow from operating activities                     $     4,750  $   (21,669)  $     2,225  $    10,612  $    1,052  $   1,045
Cash flow from investing activities                         (16,852)      (9,823)       (1,266)      (1,355)     (1,782)      (225)
Cash flow from financing activities                           8,720       30,144          (610)        (353)       (302)      (309)

----------
(1) EBITDA represents Earnings (loss) before interest, taxes, depreciation and amortization, amortization of stock compensation and restructuring charges.. EBITDA is a financial measure commonly used in the Company's industry. EBITDA is not derived pursuant to generally accepted accounting principles ("GAAP") and therefore should not be construed as an alternative to operating income, as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The caqlculation of EBITDA does not include commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company. The Company's definition of EBITDA may not be comparable to similarily titled measures used by other companies. Management believes the presentation of EBITDA is useful information to the investor because it depicts results of operations without considering the sunk costs of capital equipment (I.e., depreciation), the cost of financing (I.e., interest) and taxes. There are no legal or functional requirements that limit discretionary use of funds depicted by EBITDA.

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

CRITICAL ACCOUNTING POLICIES

    For a discussion of critical accounting policies of the Company, see Note 7 to the Condensed Consolidated Financial Statements.

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

    Capital expenditures were $9.0 million for the three months ended March 31, 2001 and $1.1 million for the three months ended March 31, 2002. In September 2000, the Company signed a Volume Purchase Agreement with Glenayre Electronics, Inc. ("Glenayre") in which the Company committed to purchase or license $20.8 million of network infrastructure equipment and software through December 31, 2001. The agreement expired December 31, 2001, at which time the Company had purchased $9.5 million under this agreement. The remaining $10.5 million purchase commitment was an obligation incurred prior to the petition date of May 23, 2001. As such, any claim submitted in the Chapter 11 proceeding with respect to such amount will be treated as an unsecured claim under any plan of reorganization proposed by the Company. (See Note 6 to the Condensed Consolidated Financial Statement of the Company).

    The Company's net cash used by operating activities for the three months ended March 31, 2001 was $21.7 million compared to net cash provided by operations for the three months ended March 31, 2002 of $1.0 million. Net cash used in investing activities was $9.8 million and $225,000 for the three months ended March 31, 2001 and 2002, respectively, and was primarily for capital expenditures. Net cash provided by financing activities was $30.1 million for the three months ended March 31, 2001 and net cash used in financing activities was $309,000 for the three months ended March 31, 2002. Net cash provided by financing activities for the three months ended March 31, 2001 resulted primarily from $25.1 million in borrowings under the Amended Credit Facility and $5.7 million from borrowings under the vendor financing arrangement. Net cash used in financing activities for the three months ended March 31, 2002 was due to payments for the Company's capital leases.

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

     In March 1997, the Company entered into a vendor financing arrangement with an infrastructure vendor (the "Vendor Financing Arrangement"), providing for the financing of infrastructure and other equipment over a period of 60 months from the date of initial drawdown. In September 2000, the maximum aggregate amount available was amended from $30 million to $10 million and is secured by the equipment purchased. The interest rate applicable to such financing is equal to the sum of 7% and the London interbank offered rate ("LIBOR") as published in The Wall Street Journal for three-month maturities or the sum of 4.25% and the U.S. prime rate of interest as published in The Wall Street Journal. As of March 31, 2002, the Company had $8.6 million outstanding under the Vendor Financing Arrangement (See Note 6 to the Condensed Consolidated Financial Statements of the Company). The weighted average interest rate for borrowings outstanding during the three months ended March 31, 2002 was 13.75%.

    In December 2000, the Company amended its credit facility to provide borrowings up to $80 million with an additional $20 million upon further approval of the banks. In the first quarter of 2001, the Company borrowed an additional $25.1 million to pay the interest due on the 15% Notes and support general operations. As of March 31, 2002, $78.5 million was outstanding in the form of term loans and $1.2 million in two letters of credit as security for the capital leases of computer equipment. As of March 31, 2002, the Company had no monies available under the Amended Credit Facility. The Amended Credit Facility bears interest at the bank's prime rate plus 3.5% or at LIBOR plus 4.5%. The weighted average interest rate on the amounts borrowed for the period from January 1, 2002 to March 31, 2002 was 10.4%.

    As of March 31, 2002, the Company's principal indebtedness was $262.9 million under the 11 1/4% Notes, $207.3 million under the 15% Notes, $78.5 million under the Amended Credit Facility, $8.6 million under the Vendor Financing Arrangement and $2.3 million under capital lease obligations. As of March 31, 2002, the outstanding debt on the 11 1/4% Notes and the 15% Notes are classified as liabilities subject to compromise. The amounts borrowed under the Vendor Financing Arrangement and the Amended Credit Facility are secured and not subject to compromise, however are classified as current maturities of long term debt at March 31, 2002, because the Company is in default as a result of the Chapter 11 filing.

    The indentures under which the 15% Notes and the 11 1/4% Notes were issued, the Vendor Financing Arrangement and the Amended Credit Facility contain certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets, enter into leases and engage in mergers and consolidations, and the Amended Credit Facility requires the Company to maintain certain operating and financial performance measures and limits the ability of the Company to make capital expenditures. At March 31, 2002, the Company was not in compliance with such covenants. During the pendancy of the Chapter 11 case, lenders may not pursue remedies for failure to comply with such covenants unless they obtain the approval of the Bankruptcy Court to lift the automatic stay imposed by Section 362 of the Bankruptcy Code.

    Construction of the Company's wireless data network is substantially complete, dramatically reducing the historical level of capital expenditures required to support the network. In addition, the Company has significantly reduced operating expenditures through the restructuring that occurred in 2001. As a result the Company's cash requirements are currently significantly lower than requirements of the last several years.

    As of March 31, 2002, the Company had approximately $14.5 million in cash and cash equivalents. The Company believes that cash on hand and funds from operations will enable the Company to meet its current operating and capital expenditure requirements for 2002. Until a plan of reorganization is approved, the Company's long-term liquidity and adequacy of its capital resources cannot be determined.

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

OFF-BALANCE SHEET LIABILITIES

    At March 31, 2002, the Company has no material off-balance sheet liabilities.

COMMITMENTS AND CONTINGENCIES

    For a discussion of material commitments and contingencies of the Company, see Note 6 in the Condensed Consolidated Financial Statements and "Part II, Item 1, Legal Proceedings".

RELATED PARTY TRANSACTIONS

    None.

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

    The Amended Credit Facility bears interest at the bank's prime rate plus 3.5% or at LIBOR plus 4.5%. Therefore, the Amended Credit Facility is subject to short-term interest rate risk. At March 31, 2002, the balance outstanding under the Amended Credit Facility was $78.5 million. Consequently, a 100 basis point increase in the bank's prime rate or LIBOR would result in a $785,000 increase in interest expense over a twelve-month period.

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

    On October 31, 2001, Glenayre Electronics, Inc. ("Glenayre") filed a motion in the Bankruptcy Court to modify the automatic stay (i) to permit Glenayre to terminate its non-exclusive software licenses with the Company, and (ii) to require adequate protection payments with respect to the collateral pledged to Glenayre, or, in the alternative, to permit foreclosure upon such collateral. As of the Petition Date, the Company was indebted to Glenayre in the amount of $8.6 million (the "Indebtedness") for the purchase of certain network equipment and software licenses. The Indebtedness is secured by such equipment and software licenses, which represent only a small fraction of the infrastructure equipment that comprises the Company's network. Nevertheless, the software licenses held by the Company relating to such equipment are necessary for the Company to continue its current operations.

    This motion was set for final hearing on February 21, 2002, at which time the parties commenced the presentation of witnesses and evidence. After the close of the initial segment of the hearing presentation, the parties continued settlement negotiations. A detailed agreement in principle was announced by Glenayre and the Company on February 22, 2002. The parties later reached agreement on the documentation of the settlement. The settlement of the Glenayre motion to terminate stay was presented to and approved by the Bankruptcy Court on May 6, 2002 (the "Settlement Agreement"). Under the Settlement Agreement, the Company has agreed to make monthly license payments to Glenayre in lieu of adequate protection, and the Company has received a new maintenance service agreement and certain software upgrades and licenses. Glenayre has also provided incentives to the Company to confirm a plan of reorganization which provides Glenayre with "equal treatment" on a proportionate basis with the treatment proposed to the Company's secured lenders under its credit facility.

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

    (b)  Reports on Form 8-K:

         The following reports on Form 8-K were filed by The Company Wireless, Inc. during the quarter ended March 31, 2002:

                  Current report on Form 8-K dated February 1, 2002, disclosing under Item 3 "Bankruptcy or Receivership", the issuance of the Company's January 31, 2002 press release announcing that the Company had signed a letter of intent with Sun Capital Acquisition Corp. The terms of the letter of intent were incorporated in a Plan of Reorganization and a disclosure Statement for the Plan of Reorganization, which were filed with the Bankruptcy Court on January 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              WEBLINK WIRELESS, INC.



MAY 20, 2002                  BY:  /s/ N. ROSS BUCKENHAM
                                   ---------------------
                              N. ROSS BUCKENHAM
                              CHAIRMAN AND CHIEF EXECUTIVE OFFICER







MAY 20, 2002                  BY:  /s/ KELLY W. PRENTISS
                                   ---------------------
                              KELLY W. PRENTISS
                              VICE PRESIDENT, FINANCE, CHIEF FINANCIAL OFFICER
                              AND TREASURER
                              (PRINCIPAL FINANCIAL AND CHIEF ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------
11.1*             Statement regarding computation of per share earnings (loss)
                  for the three months ended March 31, 2002

11.2* Statement regarding computation of per share earnings (loss) for the three months ended March 31, 2001

12.1*             Computation of ratio of earnings to fixed charges



*    Filed herewith