Form 10-Q/A
period 2002-03-31
WEBLINK WIRELESS INC
filed 2002-08-19
CIK 947268

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

================================================================================

                                   FORM 10-Q/A

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

                FOR THE TRANSITION PERIOD FROM _____ TO _______

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

================================================================================

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
                               INDEX TO FORM 10-Q

                                                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Amended Condensed Consolidated Balance Sheets at December 31, 2001
              and March 31, 2002.............................................................................3

         Amended Condensed Consolidated Statements of Operations for the Three
                   Months Ended March 31, 2001 and 2002......................................................4

         Amended Condensed Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 2001 and 2002..........................................................5

         Notes to Amended Condensed Consolidated Financial Statements........................................6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................................................13


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................................................21

                              WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                                       DEBTORS-IN-POSSESSION
                           AMENDED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share and per share amounts)

                                                              December 31,   March 31,
                                                                  2001          2002
                                                              ------------   ---------
                                                                             (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                 $  13,970      $  14,481
     Accounts receivable, net                                     19,001         21,280
     Inventories                                                   3,763          2,634
     Product sold subject to right of return                         589            500
     Other current assets, net                                    10,552         10,239
                                                               ---------      ---------
          Total current assets                                    47,875         49,134

Property and equipment, net                                      165,778        148,923

Narrowband licenses, net                                         122,575        122,575

Other assets                                                      23,849         22,426
                                                               ---------      ---------
          Total assets                                         $ 360,077      $ 343,058
                                                               =========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                          $   4,521      $   4,476
     Liabilities subject to compromise                           498,863        498,159
     Deferred revenue                                             24,943         21,138
     Current maturities of long-term debt                         88,361         88,392
     Other current liabilities                                    33,236         29,678
                                                               ---------      ---------
          Total current liabilities                              649,924        641,843

Long-term debt                                                     1,374          1,034

Other long-term liabilities                                       11,593         10,379

Commitments and contingencies

Stockholders' deficit:
     Common stock, $.0001 par value per share, 75,000,000
       shares authorized 46,217,749 issued and outstanding
       at December 31, 2001 and March 31, 2002                         5              5
     Additional paid-in capital                                  341,319        341,320
     Accumulated deficit                                        (643,462)      (650,995)
     Stock subscriptions receivable                                  (82)           (82)
     Deferred compensation                                          (594)          (446)
                                                               ---------      ---------
          Total stockholders' deficit                           (302,814)      (310,198)
                                                               ---------      ---------
          Total liabilities and stockholders' deficit          $ 360,077      $ 343,058
                                                               =========      =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                            WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                                     DEBTORS-IN-POSSESSION
                    AMENDED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In thousands, except per share amounts)
                                          (Unaudited)

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                      2001               2002
                                                                                    ---------          ---------
Revenues:
    Recurring revenues--traditional paging                                           $ 39,068          $ 23,163
    Recurring revenues--wireless data                                                  16,412            18,100
    Network revenues                                                                      863               769
    Equipment revenues                                                                  7,064             3,349
                                                                                     --------          --------
         Total revenues                                                                63,407            45,381

Cost of equipment sold and operating expenses:
    Cost of equipment sold                                                             10,050             4,181
    Technical (exclusive of depreciation and amortization)                             19,540            15,592
    General and administrative (excluding amortization of stock compensation           23,165             9,365
    Selling                                                                             9,513             2,796
    Restructuring charges                                                                 320                --
    Depreciation and amortization                                                      20,240            15,769
    Amortization of stock compensation                                                  2,133               149
                                                                                     --------          --------
         Total cost of equipment sold and operating expenses                           84,961            47,852
                                                                                     --------          --------

         Operating loss                                                               (21,554)           (2,471)

Other (income) expense:
    Interest expense (contractual interest of $18,582 for the
         three months ended March 31, 2002)                                            17,618             2,686
    Interest income                                                                      (104)               --
    Other                                                                                 254             1,360
                                                                                     --------          --------
         Total other (income) expense                                                  17,768             4,046
                                                                                     --------          --------

Loss before bankruptcy reorganization items and extraordinary item                    (39,322)           (6,517)
    Bankruptcy reorganization items                                                        --            (1,314)
                                                                                     --------          --------
Loss before extraordinary item                                                        (39,322)           (7,831)
Extraordinary item:
    Gain from early extinguishment of debt                                                 --               298
                                                                                     --------          --------
Net loss                                                                             $(39,322)         $ (7,533)
                                                                                     ========          ========

Net loss per share:
    (basic and diluted)
    Loss before extraordinary item                                                   $  (0.85)         $  (0.15)
         Extraordinary gain                                                                --              0.01
                                                                                     --------          --------
    Net loss                                                                         $  (0.85)         $  (0.16)
                                                                                     ========          ========

Weighted average number
  of shares outstanding
    (basic and diluted)                                                                46,509            46,218
                                                                                     ========          ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                                     DEBTORS-IN-POSSESSION
                    AMENDED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)
                                          (Unaudited)

                                                                                      Three Months Ended March 31,
                                                                                      ----------------------------
                                                                                         2001              2002
                                                                                      ---------          ---------
Cash flows from operating activities:
    Net loss                                                                           $(39,322)         $ (7,533)
    Adjustments to reconcile net loss to
       net cash (used in) provided by operating activities:
         Extraordinary item                                                                  --               298
         Depreciation and amortization                                                   20,240            15,769
         Amortization of stock compensation                                               2,133               149
         Forgiveness of stock subscription receivable                                       162                --
         Provision for bad debts                                                          3,500             1,197
         Loss on sale and disposal of property and equipment                                225             1,311
         Accretion of discount on senior discount notes                                   7,017                --
         Amortization of deferred debt issuance costs                                       540               237
         Utilization of roaming credits                                                     204                74
    Changes in certain assets and liabilities:
       Increase in accounts receivable                                                   (2,362)           (3,476)
       Decrease in inventories                                                            7,759             1,129
       Decrease in product sold subject to right of return                                1,361                89
       Decrease in other current assets                                                     759               239
       (Increase) decrease in other assets                                               (2,133)            1,186
       Decrease in accounts payable                                                      (4,710)           (1,086)
       Decrease in deferred revenue                                                      (5,120)           (3,805)
       Decrease in other current liabilities                                            (15,154)           (3,519)
       Increase (decrease) in other long-term liabilities                                 3,232            (1,214)
                                                                                       --------          --------
            Net cash (used in) provided by operating activities                         (21,669)            1,045
                                                                                       --------          --------

Cash flows from investing activities:
    Purchases of property and equipment                                                  (8,857)           (1,139)
    Proceeds from the sale of property and equipment                                          9               183
    Other                                                                                  (975)              731
                                                                                       --------          --------
            Net cash used in investing activities                                        (9,823)             (225)
                                                                                       --------          --------

Cash flows from financing activities:
    Borrowings under the Credit Facility                                                 25,101                --
    Borrowings on the vendor financing arrangement                                        5,747                --
    Payments on the vendor financing arrangement and capital leases                        (704)             (309)
                                                                                       --------          --------
            Net cash provided by (used in) financing activities                          30,144              (309)
                                                                                       --------          --------

Net (decrease) increase in cash and cash equivalents                                     (1,348)              511

Cash and cash equivalents, beginning of period                                            7,097            13,970

                                                                                       --------          --------
Cash and cash equivalents, end of period                                               $  5,749          $ 14,481
                                                                                       ========          ========

Supplemental disclosures of cash flow information: Cash paid during the period for:
       Interest                                                                        $ 17,389          $     70
       Taxes                                                                                 --                --

Supplemental schedule of noncash investing and financing activities:
    Purchase of property through capital leases                                        $    177          $     --
    Investment received from the demutualization of MetLife                                 174                --

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
          NOTES TO AMENDED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002

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


2. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which assumes, except as otherwise disclosed, that assets will be realized and liabilities will be discharged in the ordinary course of business, are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X, and are in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). The interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2001. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

    Bankruptcy reorganization items for the three months ended March 31, 2002, consisted of the following (in thousands):

                                          Three months ended
                                            MARCH 31, 2002
                                          ------------------
Professional fees                                 $1,363
Interest income on accumulated cash
    resulting from Chapter 11 proceedings             49
                                                  ------

    Total                                         $1,314
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

                           MARCH 31, 2001    MARCH 31, 2002
                           --------------    --------------
Stock Options ......         7,538,598         3,971,171
Phantom Stock ......         1,075,000            75,000
Warrants ...........         1,134,088         1,134,088
                             ---------         ---------
                             9,747,686         5,180,259
                             =========         =========

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

    Paging subscriber devices are available from a number of manufacturers. Wireless data subscriber devices are currently available only from Motorola, Inc. ("Motorola"). The Company's wireless data services (other than telemetry) currently utilize the Motorola T900 and P935 devices and the Company's wireless telemetry services currently utilize the Motorola Creatalink 2XT(TM). However, on December 3, 2001, Motorola announced that as of mid 2002 it intends to discontinue distributing wireless data products such as the Talkabout(R) T900, Timeport(TM) P935 personal communicator and the Creatalink 2XT, as well as its paging products. Motorola has announced its intent to sell its subscriber device product lines and has sold its Creatalink 2XT product line. As of the date of this report, the Company believes Motorola has been unable to sell its subscriber device product lines. The Company is working with several domestic and foreign device manufacturers to develop additional wireless data devices. Several of these companies have announced that they are negotiating or have successfully negotiated with Motorola to secure a license to the ReFLEX technology. In late 2001, Percomm, Inc. ("PerComm"), acquired the Glenayre transceiver ReFLEX radio chip set and in early 2002 hired several members of Glenayre's engineering team. PerComm has obtained from Motorola the necessary rights to the ReFLEX protocol. PerComm previously supplied the Company with paging devices and the Company is currently negotiating a deal with

PerComm pursuant to which the Company could purchase wireless data devices from PerComm as soon as they are commercially available. In addition, The Company is working with several other potential manufacturers of wireless data devices to secure purchase rights if and when they complete development of a commercially viable device. Motorola has sold the Creatalink 2XT product line to SmartSynch. At this time the Company is currently negotiating a purchase agreement with SmartSynch. In addition, the Company has entered into a purchase agreement with Advantra International for telemetry devices and Advantra International has informed the Company that it intends to have a commercial telemetry device by the end of 2002. The Company expects to have a purchase agreement in place with Advantra by the end of the second quarter of 2002. The Company can give no assurance, however, that additional subscriber or telemetry devices will be developed or will be available to the Company on acceptable terms.

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


8. NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board ("FASB") issued a new pronouncement in June 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 defines the accounting treatment for all intangible assets, including goodwill, and provides methodology to be used to assess possible impairment of such intangibles. The adoption of SFAS 142 is required for fiscal years beginning after December 15, 2001 (fiscal year 2002 for the Company), except for acquisitions entered into after June 30, 2001. As a result of adopting SFAS 142, the amortization period for Narrowband Personal Communication Services Licenses has been changed from 40 years to an indefinite life beginning January 1, 2002. No amortization was expensed for the three months ended March 31, 2002 compared to $0.8 million for the same period of 2001.

    Upon adoption of SFAS 142, the Company originally determined the amortization life of the licenses to be 20 years. The Company has reevaluated this determination and, based on the characteristics of the licenses, has determined that the licenses have an indefinite life and would no longer be amortized. Accordingly, the Company has amended its financial statements as of and for three months ended March 31, 2002 to reflect this change.

    The following table highlights the balances originally reported in the Company's initial filing of the 10-Q on May 20, 2002 and the balances as amended.

                                                                        As Reported         As Amended
                                                                       March 31, 2002      March 31, 2002
                                                                       --------------      --------------
                                                                                  (Unaudited)
Narrowband licenses, net                                                   $ 120,756          $ 122,575
Total assets                                                                 341,239            343,058
Accumulated deficit                                                         (652,814)          (650,995)
Total stockholders' deficit                                                 (312,017)          (310,198)
Depreciation and amortization                                                 17,588             15,769
Total cost of equipment sold and operating expenses                           49,671             47,852
Operating loss                                                                (4,290)            (2,471)
Loss before bankruptcy reorganization items and extraordinary item            (8,336)            (6,517)
Loss before extraordinary item                                                (9,650)            (7,831)
Net loss                                                                      (9,352)            (7,533)
Net loss per share (basic and diluted):
    Loss before extraordinary item                                             (0.19)             (0.15)
    Net loss                                                                   (0.20)             (0.16)

  The following table adjusts net loss before extraordinary item and net loss per share before extraordinary item to exclude the amortization of the narrowband personal communication services licenses as if SFAS 142 had been adopted as of January 1, 2001 (in thousands, except per share amounts):

                                                                            Three months ended
                                                               -------------------------------------------
                                                               March 31, 2001               March 31, 2002
                                                               --------------               --------------

Reported net loss before extraordinary item                      $ (39,322)                    $ (7,831)

Amortization                                                     $     832                     $     --
                                                                 ---------                     --------

Adjusted net loss before extraordinary item                      $ (38,490)                    $ (7,831)

Reported basic and diluted net loss per share before
  extraordinary item                                             $   (0.85)                    $  (0.17)

Amortization per share                                           $    0.02                     $     --
                                                                 ---------                     --------

Adjusted basic and diluted net loss per share before
  extraordinary item                                             $   (0.83)                    $  (0.17)

    Intangible assets consisted solely of the narrowband personal communication services licenses at March 31, 2002 and December 31, 2001 and are recorded at cost of $133.0 million and accumulated amortization of approximately $10.4 million

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of SFAS 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to Statement No. 121. The adoption of SFAS 144 did not have an impact on the Company's financial statements.

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

    CHAPTER 11 FILING

    On May 23, 2001 (the "Petition Date"), WebLink Wireless, Inc. ("WebLink") and its subsidiaries, PageMart PCS, Inc. and PageMart II, Inc., filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Code Sections 101-1330, as amended (the "Bankruptcy Code"), and is presently operating its business as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court"). The Chapter 11 cases are being jointly administered for procedural purposes only before the Bankruptcy Court under case no. 01-34275-SAF-11. (See Note 1 of the Condensed Consolidated Financial Statements of the Company, Chapter 11 Filing).

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

    Since commencing operations in 1990, the Company has invested heavily in its wireless communications network and administrative infrastructure in order to establish nationwide coverage and centralized customer service and administrative support functions. The Company incurs substantial fixed operating costs related to its wireless communications infrastructure, which is designed to serve a larger subscriber base than the Company currently serves. The Company has sustained consolidated operating losses in each year of operations since inception. The Company sustained an aggregate $159.7 million operating loss from 1999 to 2001 with a $2.5 million operating loss recorded for the three months ended March 31, 2002. Management expects consolidated operating losses to continue through 2004.

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

    The Company's Subscriber Service Agreement provides, "after activation, neither the Company nor any retailer will issue customer credits for used or unused services for which payment has been received". However, it is the Company's present policy to allow customers 365 days to apply credits for unused services to future services. For customers who have terminated services and have a net credit balance, such amounts are classified as current liabilities in the Company's consolidated balance sheets. Upon the expiration of 365 days, unapplied credit balances in customer accounts will be recognized as revenue. Debit balances in customer accounts that are canceled will be written off to allowance for doubtful accounts at the time of cancelation.

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

    EBITDA represents earnings (loss) before interest, taxes, depreciation and amortization, and amortization of stock compensation and restructuring charges. EBITDA is a financial measure commonly used in the Company's industry. EBITDA is not derived pursuant to accounting principles generally accepted in the United States of America ("GAAP"), and therefore should not be construed as an alternative to operating income, as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The calculation of EBITDA does not include commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company. The Company's definition of EBITDA may not be comparable to similarly titled measures used by other companies. Management believes the presentation of EBITDA is useful information to the investor because it depicts results of operations without considering the sunk costs of capital equipment (i.e., depreciation), the cost of financing (i.e., interest) and taxes. There are no legal functional requirements that limit discretionary use of funds depicted by EBITDA.

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

Revenues

     Revenues for the three months ended March 31, 2001 were $63.4 million compared to $45.4 million for the three months ended March 31, 2002. Recurring revenues for wireless data for the same periods were $16.4 million and $18.1 million, respectively. Recurring revenues for traditional paging for the same periods were $39.1 million and $23.2 million, respectively. Revenues from equipment sales for the same periods were $7.1 million and $3.3 million, respectively. Network revenues, comprised of: (1) non-recurring engineering fees; (2) construction revenues related to the installation of transmitting and receiving equipment; and (3) non-airtime service revenues, for the same periods, were $0.9 million and $0.8 million, respectively. ARPU for wireless data was $13.17 for the three months ended March 31, 2001 compared to $11.68 for the same period in 2002. ARPU for traditional paging for the three months ended March 31, 2001 was $7.49 compared to $8.11 for the same period in 2002. Management expects wireless data's and traditional paging's ARPU will decline somewhat in 2002.

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

     General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for the three months ended March 31, 2001 and 2002 were $23.2 million and $9.4 million, respectively. The decrease is due primarily to reductions in employee and other costs associated with the Company's restructuring as well as continuing efforts to reduce costs.

    Selling expenses for the three months ended March 31, 2001 were $9.5 million compared to $2.8 million for the three months ended March 31, 2002. The primary reasons for the decrease were the closing of sales offices, exiting the National Retail Sales Channel, reduction of the field sales force and other cost reductions in 2001.

    Depreciation and amortization was $20.2 million and $15.8 million for the three months ended March 31, 2001 and 2002, respectively. The decrease resulted from only spending maintenance levels in capital expenditures during 2001.

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

                                         CONTRACTUAL INTEREST
                                                EXPENSE                             ACTUAL INTEREST EXPENSE
                                     Period ended March 31, 2002   Period ended March 31, 2002    Period ended March 31, 2001
                                             Three Months                  Three Months                  Three Months
                                     ---------------------------   ---------------------------    ---------------------------
11 1/4% Notes                                       $ 7.8                    $  --                          $ 7.8
15% Notes                                             7.8                       --                            7.0
DDIC for 11 1/4 % & 15% notes                         0.3                       --                            0.3
Vendor financing                                      0.2                      0.2                            0.2
Amended Credit Facility includes DDIC                 2.4                      2.4                            2.2
Capital Leases                                        0.1                      0.1                            0.1
Other                                                  --                       --                             --
                                                    -----                    -----                          -----
                                                    $18.6                    $ 2.7                          $17.6
                                                    =====                    =====                          =====

     Interest expense related to the 11 1/4% Notes is currently non-cash pay, since payment of interest was to commence in February 2003.

Net Loss

    The Company sustained losses before extraordinary item of $39.3 million for the three months ended March 31, 2001. The Company sustained losses before bankruptcy reorganization items and extraordinary items for the three months ended March 31, 2002 of $6.5 million. Bankruptcy reorganization items were $1.3 million for the three months ended March 31, 2002. Bankruptcy reorganization items consisted principally of legal and professional fees. An extraordinary gain of $0.3 million was recognized in the first quarter of 2002 for the forgiveness of debt. Including the bankruptcy reorganization items and the extraordinary gain, the Company's net losses for the three months ended March 31, 2002 were $7.5 million. The decrease in losses was primarily due to decreases in operating expenses associated with the operations of the Company.

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

                                                                            FOR THE THREE MONTHS ENDED
                                                -----------------------------------------------------------------------------------
                                                  DEC. 31,     MARCH 31,     JUNE 30,      SEPT. 30,      DEC. 31,       MARCH 31,
                                                    2000          2001         2001           2001          2001           2002
                                                -----------   -----------  -----------    -----------    -----------    -----------
                                                                                   (Unaudited)
RECURRING REVENUES--WIRELESS DATA               $    10,959   $    16,412  $    19,599    $    19,660    $    18,128    $    18,100
RECURRING REVENUES--TRADITIONAL PAGING               43,440        39,068       33,961         28,363         26,619         23,163
Network revenues                                      1,028           863          781            769            769            769
Equipment revenues                                    7,441         7,064        4,977          3,225          6,444          3,349
                                                -----------   -----------  -----------    -----------    -----------    -----------
TOTAL REVENUES                                       62,868        63,407       59,318         52,017         51,960         45,381

Cost of equipment sold                               12,830        10,050        6,329          4,084          7,552          4,181
Technical expenses (exclusive of depreciation        21,185        19,540       19,168         17,724         13,729         15,592
 and amortization)
General and administrative (excluding                21,036        23,165       22,730         20,230         15,186          9,365
 amortization of stock compensation)
Selling expenses                                     11,559         9,513        6,946          6,092          4,215          2,796
Restructuring charges                                    --           320        2,529          1,951          1,000             --
Depreciation and amortization expense                18,900        20,240       20,374         17,717         17,165         15,769
Amortization of stock compensation                    2,133         2,133        2,133          2,133          1,601            149
                                                -----------   -----------  -----------    -----------    -----------    -----------
OPERATING LOSS (EBIT)                           $   (24,775)  $   (21,554) $   (20,891)   $   (17,914)   $    (8,488)   $    (2,471)
                                                ===========   ===========  ===========    ===========    ===========    ===========

EBITDA(1)                                       $    (3,742)  $     1,139  $     4,145    $     3,887    $    11,278    $    13,447
                                                ===========   ===========  ===========    ===========    ===========    ===========

Other data:
Ending units in service-Wireless Data               353,780       477,112      517,511        500,376        508,089        524,748
Ending units in service-Traditional Paging        1,864,560     1,613,704    1,403,625      1,193,372      1,028,230        875,605
ARPU-Wireless Data(2)                           $     12.56   $     13.17  $     13.14    $     12.88    $     11.98    $     11.68
ARPU-Traditional Paging(2)                      $      7.30   $      7.49  $      7.50    $      7.28    $      7.99    $      8.11
Cash flow from operating activities             $     4,750   $   (21,669) $     2,225    $    10,612    $     1,052    $     1,045
Cash flow from investing activities                 (16,852)       (9,823)      (1,266)        (1,355)        (1,782)          (225)
Cash flow from financing activities                   8,720        30,144         (610)          (353)          (302)          (309)

----------

(1) EBITDA represents Earnings (loss) before interest, taxes, depreciation and amortization, amortization of stock compensation and restructuring charges. EBITDA is a financial measure commonly used in the Company's industry. EBITDA is not derived pursuant to generally accepted accounting principles ("GAAP") and therefore should not be construed as an alternative to operating income (loss) as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The calculation of EBITDA does not include commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company. The Company's definition of EBITDA may not be comparable to similarily titled measures used by other companies. Management believes the presentation of EBITDA is useful information to the investor because it depicts results of operations without considering the sunk costs of capital equipment (I.e., depreciation), the cost of financing (I.e., interest) and taxes. There are no legal or functional requirements that limit discretionary use of funds depicted by EBITDA.

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



                                     PART II

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


                              WEBLINK WIRELESS, INC.



AUGUST 16, 2002               BY:  /s/ N. ROSS BUCKENHAM
                                   ---------------------------------------------
                              N. ROSS BUCKENHAM
                              CHAIRMAN AND CHIEF EXECUTIVE OFFICER







AUGUST 16, 2002               BY:  /s/ KELLY W. PRENTISS
                                   ---------------------------------------------
                              KELLY W. PRENTISS
                              VICE PRESIDENT, FINANCE, CHIEF FINANCIAL OFFICER
                              AND TREASURER
                              (PRINCIPAL FINANCIAL AND CHIEF ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

EXHIBIT NO.             DESCRIPTION
-----------             -----------
11.1*                   Statement regarding computation of per share earnings
                        (loss) for the three months ended March 31, 2002

12.1*                   Computation of ratio of earnings to fixed charges

99.1*                   Certification of Chief Executive Officer Pursuant to
                        Section 906 of Sarbanes-Oxley Act

99.2*                   Certification of Chief Financial Officer Pursuant to
                        Section 906 of Sarbanes-Oxley Act


*    Filed herewith