Form 10-Q
period 2002-06-30
WEBLINK WIRELESS INC
filed 2002-08-19
CIK 947268

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


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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


As of August 1, 2002, there were 42,277,136, 3,809,363, and 131,250 shares of the registrant's class A, class B and class D common stock outstanding, respectively. There were no shares of the registrant's class C common stock outstanding at August 1, 2002.


================================================================================

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
                               INDEX TO FORM 10-Q


                                                                                                            PAGE
                                                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 2001
              and June 30, 2002...........................................................................    3

         Condensed Consolidated Statements of Operations for the Three and Six
             Months Ended June 30, 2001 and 2002..........................................................    4

         Condensed Consolidated Statements of Cash Flows for the Three and Six
             Months Ended June 30, 2001 and 2002..........................................................    5

         Notes to Condensed Consolidated Financial Statements.............................................    6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............................................   13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................................   21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................   21

Item 2.  Changes in Securities and Use of Proceeds........................................................   22

Item 3.  Defaults Upon Senior Securities..................................................................   22

Item 4.  Submission of Matters to a Vote of Security Holders..............................................   22

Item 5.  Other Information................................................................................   22

Item 6.  Exhibits and Reports on Form 8-K.................................................................   22

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                 December 31,        June 30,
                                                                     2001              2002
                                                                 ------------      ------------
                                                                                    (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                   $     13,970      $     21,919
     Accounts receivable, net                                          19,001            18,560
     Inventories                                                        3,763             2,326
     Product sold subject to right of return                              589               470
     Other current assets, net                                         10,552             9,378
                                                                 ------------      ------------
           Total current assets                                        47,875            52,653

Property and equipment, net                                           165,778           134,511

Narrowband licenses, net                                              122,575           122,575

Other assets                                                           23,849            20,680
                                                                 ------------      ------------
           Total assets                                          $    360,077      $    330,419
                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                            $      4,521      $      4,867
     Liabilities subject to compromise                                498,863           497,498
     Deferred revenue                                                  24,943            19,774
     Current maturities of long-term debt                              88,361            88,427
     Other current liabilities                                         33,236            31,498
                                                                 ------------      ------------
           Total current liabilities                                  649,924           642,064

Long-term debt                                                          1,374               687

Other long-term liabilities                                            11,593             9,153

Commitments and contingencies

Stockholders' deficit:
     Common stock, $.0001 par value per share, 75,000,000
       shares authorized 46,217,749 issued and outstanding
       at December 31, 2001 and June 30, 2002                               5                 5
     Additional paid-in capital                                       341,319           341,320
     Accumulated deficit                                             (643,462)         (662,431)
     Stock subscriptions receivable                                       (82)              (82)
     Deferred compensation                                               (594)             (297)
                                                                 ------------      ------------
           Total stockholders' deficit                               (302,814)         (321,485)
                                                                 ------------      ------------
           Total liabilities and stockholders' deficit           $    360,077      $    330,419
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

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


                                                                      Three Months Ended June 30,     Six Months Ended June 30,
                                                                      --------------------------      --------------------------
                                                                         2001            2002            2001            2002
                                                                      ----------      ----------      ----------      ----------
Revenues:
     Recurring revenues--traditional paging                           $   33,961      $   20,151      $   73,029      $   43,314
     Recurring revenues--wireless data                                    19,599          17,909          36,011          36,009
     Network revenues                                                        781             926           1,644           1,695
     Equipment revenues                                                    4,977           3,510          12,041           6,859
                                                                      ----------      ----------      ----------      ----------
           Total revenues                                                 59,318          42,496         122,725          87,877

Cost of equipment sold and operating expenses:
     Cost of equipment sold                                                6,329           3,935          16,379           8,116
     Technical (exclusive of depreciation and amortization)               19,168          15,747          38,708          31,339
     General and administrative (excluding amortization
          of stock compensation)                                          22,730          11,100          45,895          20,465
     Selling                                                               6,946           3,209          16,459           6,005
     Restructuring charges                                                 2,529              --           2,849              --
     Depreciation and amortization                                        20,374          15,552          40,614          31,321
     Amortization of stock compensation                                    2,133             149           4,266             298
                                                                      ----------      ----------      ----------      ----------
           Total cost of equipment sold and operating expenses            80,209          49,692         165,170          97,544
                                                                      ----------      ----------      ----------      ----------

           Operating loss                                                (20,891)         (7,196)        (42,445)         (9,667)

Other (income) expense:
     Interest expense (contractual interest of $ 17,853 and
          $18,726 for the three months ended June 30, 2001
          and 2002, respectively and $ 35,471 and $37,309
          for the six months ended June 30, 2001 and 2002,
          respectively)                                                   11,476           2,689          29,094           5,375

     Interest income                                                         (98)             --            (202)             --
     Other                                                                   135              49             389           1,409
                                                                      ----------      ----------      ----------      ----------
           Total other (income) expense                                   11,513           2,738          29,281           6,784
                                                                      ----------      ----------      ----------      ----------

Loss before bankruptcy reorganization items and extraordinary item       (32,404)         (9,934)        (71,726)        (16,451)
     Bankruptcy reorganization items                                      (1,171)         (1,182)         (1,171)         (2,496)
                                                                      ----------      ----------      ----------      ----------
Loss before extraordinary item                                           (33,575)        (11,116)        (72,897)        (18,947)
Extraordinary item:
     Loss from early extinguishment of debt                                   --            (320)             --             (22)
                                                                      ----------      ----------      ----------      ----------
Net loss                                                              $  (33,575)     $  (11,436)     $  (72,897)     $  (18,969)
                                                                      ==========      ==========      ==========      ==========

Net loss per share:
     (basic and diluted)
     Loss before extraordinary item                                        (0.72)          (0.24)     $    (1.57)     $    (0.41)
           Extraordinary loss                                                 --           (0.01)             --              --
                                                                      ----------      ----------      ----------      ----------
     Net loss                                                         $    (0.72)     $    (0.25)     $    (1.57)     $    (0.41)
                                                                      ==========      ==========      ==========      ==========

Weighted average number of shares outstanding (basic and diluted)         46,509          46,218          46,509          46,218
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

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                                            Six Months Ended June 30,
                                                                                        ------------------------------
                                                                                            2001              2002
                                                                                        ------------      ------------
Cash flows from operating activities:
     Net loss                                                                           $    (72,897)     $    (18,969)
     Adjustments to reconcile net loss to
        net cash (used in) provided by operating activities:
          Extraordinary item                                                                      --               (22)
          Gain on sale of short-term investments                                                (112)
          Depreciation and amortization                                                       40,614            31,321
          Amortization of stock compensation                                                   4,266               298
          Forgiveness of stock subscription receivable                                           162                --
          Provision for bad debts                                                              8,654             3,482
          Loss on sale and disposal of property and equipment                                    234               832
          Accretion of discount on senior discount notes                                      11,165                --
          Amortization of deferred debt issuance costs                                           958               475
          Utilization of roaming credits                                                         320               128
     Changes in certain assets and liabilities:
          Increase in accounts receivable                                                     (5,748)           (3,041)
          Decrease in inventories                                                              7,986             1,437
          Decrease in product sold subject to right of return                                  1,720               119
          (Increase) decrease in other current assets                                         (1,387)            1,046
          (Increase) decrease in other assets                                                   (542)            2,694
          Increase (decrease) in accounts payable                                                900            (1,015)
          Decrease in deferred revenue                                                        (9,287)           (5,169)
          Decrease in other current liabilities                                               (8,630)           (1,720)
          Increase (decrease) in other long-term liabilities                                   2,180            (2,440)
                                                                                        ------------      ------------
               Net cash (used in) provided by operating activities                           (19,444)            9,456
                                                                                        ------------      ------------

Cash flows from investing activities:
     Purchases of property and equipment                                                     (11,301)           (2,599)
     Proceeds from the sale of property and equipment                                             61               202
     Proceeds from the sale of short-term investments                                            172                --
     Other                                                                                       (21)            1,515
                                                                                        ------------      ------------
               Net cash used in investing activities                                         (11,089)             (882)
                                                                                        ------------      ------------
Cash flows from financing activities:
     Borrowings under the Credit Facility                                                     25,101                --
     Borrowings on the vendor financing arrangement                                            5,747                --
     Payments on the vendor financing arrangement and capital leases                          (1,314)             (625)
                                                                                        ------------      ------------
               Net cash provided by (used in) financing activities                            29,534              (625)
                                                                                        ------------      ------------
Net (decrease) increase in cash and cash equivalents                                            (999)            7,949

Cash and cash equivalents, beginning of period                                                 7,097            13,970
                                                                                        ------------      ------------
Cash and cash equivalents, end of period                                                $      6,098      $     21,919
                                                                                        ============      ============
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                                      $     19,465      $        136
          Taxes                                                                                   --                --

Supplemental schedule of noncash investing and financing activities:
     Purchase of property through capital leases                                        $        177      $         --
     Investment received from the demutalization of MetLife                                      174                --
     Issuance of warrants to Strategic Alliance Partner                                           11                --


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     WEBLINK WIRELESS, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 2002

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

     As part of the Chapter 11 case, the Company routinely files pleadings, documents and reports with the Bankruptcy Court which may contain updated, additional or more detailed information about the Company, its assets, liabilities or financial performance than is contained in these condensed consolidated financial statements. Copies of the filings in the Company's Chapter 11 case are available during regular business hours at the office of the Clerk of the Bankruptcy Court, United States Bankruptcy Court for the Northern District of Texas, Dallas Division.

REORGANIZATION PLAN PROCEDURES

     On July 15, 2002, the Company filed with the Bankruptcy Court its Second Amended Plan of Reorganization (the "Plan") and the Second Amended Disclosure Statement for the Plan of Reorganization (the "Disclosure Statement"). The adequacy of the Second Amended Disclosure Statement was approved by the Bankruptcy Court on July 15, 2002. The Company's secured lenders and the Official Committee of Unsecured Creditors (the "Committee") have announced their support of the Plan and the intention to vote in favor of the Plan.

     Under the Plan, the Company will emerge from bankruptcy with $40 million in debt. Interest on $20 million will be payable in cash and on the other $20 million will be payable in kind ("PIK") by the issuance of additional notes. All the cash pay notes, $17.8 million of the PIK notes, 2,403,000 shares of new common stock of reorganized WebLink and an estimated $7 million of cash would be distributed to the Company's secured creditors. The remaining $2.2 million of the PIK notes, 297,000 shares of new common stock of reorganized WebLink and warrants to purchase 12 million shares of new common stock would be distributed to the Company's unsecured creditors. The warrants are expected to have a term of 10 years and an initial exercise price of $13.64 per share, which would increase by 9% each year. An additional 300,000 shares of new common stock of reorganized WebLink will be issued or reserved for issuance pursuant to a management stock incentive program.

     The current equity holders of the Company would receive no distributions under the Plan and all currently outstanding equity securities (and all options, warrants or rights to acquire equity securities) would be cancelled.

     The Company mailed the disclosure statement and ballots to creditors on July 19, 2002. Ballots must be returned by August 16, 2002. The confirmation hearing is scheduled for August 22, 2002 and the Company expects to emerge from bankruptcy in September 2002.

     Confirmation of any plan of reorganization is subject to conditions imposed by the Bankruptcy Code, including the approval of the Bankruptcy Court, and approval of the FCC of the change in control of the Company's FCC licenses. Management can provide no assurance that the Plan will be confirmed or that additional plans will not be presented to the Bankruptcy Court.


2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which assumes, except as otherwise disclosed, that assets will be realized and liabilities will be discharged in the ordinary course of business, are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X, and are in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). The interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2001. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     The Company reported operating losses for each of the three years in the period ended December 31, 2001 and the first and second quarters of 2002, has incurred substantial net losses since inception and has a significant working capital deficit and stockholders' deficit at June 30, 2002. In May 2001, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and at June 30, 2002, is operating the business as debtors-in-possession. The Company's financial condition, results of operations, lack of liquidity and inability to obtain additional debt or equity financing, among other factors as discussed above, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters includes a plan to emerge from the Chapter 11 bankruptcy proceedings. As discussed above, the Company has filed with the Bankruptcy Court a Second Amended Plan of Reorganization and a Second Amended Disclosure Statement for the Plan of Reorganization. The Second Amended Disclosure Statement was approved by the Bankruptcy Court on July 15, 2002. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result in the event that the Company is unable to continue as a going concern.

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


    Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other pre-petition executory contracts, subject to Bankruptcy Court approval. Claims for damages resulting from the rejection of real estate leases and other executory contracts are subject to bar dates different from the bar date for prepetition claims generally.

     The principal categories of obligations classified as liabilities subject to compromise to unrelated parties under the Chapter 11 case are identified below (in thousands). The amounts below may vary significantly from the amounts stated in the proofs of claim filed with the Bankruptcy Court and may be subject to future adjustment depending on the actions of the Bankruptcy Court:

                                                                 JUNE 30, 2002
                                                                 -------------
15% Senior Discount Exchange Notes due 2005                      $     207,270
11 1/4% Senior Subordinated Discount Exchange Notes due 2008           262,898
Trade accounts payable                                                  16,599
Other current liabilities                                               10,731
                                                                 -------------
                                                                       497,498
                                                                 =============

    As a result of the Chapter 11 filing, no principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest expense on pre-petition unsecured obligations has not been accrued after the Petition Date.


BANKRUPTCY REORGANIZATION ITEMS

    Pursuant to SOP 90-7, revenues and expenses, realized gains and losses, and provisions for losses resulting from the reorganization of the business are reported on the consolidated statements of operations separately as bankruptcy reorganization items. The total amount recorded as bankruptcy reorganization items for the three months ended June 30, 2002 was $1.3 million. Professional fees are expensed as incurred.

    Bankruptcy reorganization items for the three and six months ended June 30, 2002, consisted of the following (in thousands):

                                                       Three months ended     Six months ended
                                                          JUNE 30, 2002         JUNE 30, 2002
                                                       ------------------     ----------------
Professional fees                                      $            1,256     $          2,619
Interest income on accumulated cash
    resulting from Chapter 11 proceedings                              74                  123
                                                       ------------------     ----------------
    Total                                              $            1,182     $          2,496
                                                       ==================     ================


    Operating cash receipts and payments resulting from bankruptcy reorganization items for the three and six months ended June 30, 2002, consisted of cash paid for professional fees of $0.8 million and $1.9 million, respectively and cash provided by interest income of $74,000 and $123,000, respectively.

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

3.  REVENUE RECOGNITION

NETWORK REVENUES

    The Company has network strategic alliance agreements with Metrocall, Inc. ("Metrocall") and Verizon Messaging ("Verizon"). As of June 30, 2002, these three carriers were the second and third largest independent messaging carriers, respectively, in the United States. These agreements are organized in two distinct phases. During the first phase, Metrocall and Verizon may each market their switch-based wireless data services utilizing the Company's wireless data network. During the second phase, the agreements provide that Metrocall and Verizon will install their own networks leveraging the Company's infrastructure and sites, so the parties share certain capital and operating expenses, which significantly lowers costs for both companies.

    As of June 30, 2002, Verizon was actively marketing its switch-based wireless data services under phase one of their agreements and has elected to enter phase two in a limited geographic area and continues to offer phase one switch-based services in the remainder of the U.S. Metrocall, which has not yet elected to enter the second phase of the strategic alliance agreement, filed a voluntary petition under Chapter 11 and has assumed the strategic alliance agreement. There can be no assurance of the success of the arrangements with Metrocall and Verizon or of similar arrangements with other smaller paging carriers.

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

    The Company did not recognize any revenue from installation services in 2001 or the first half of 2002 and management believes that it is unlikely that the Company will provide these types of services for the remainder of 2002 or 2003 due to market conditions.

    The Company had a strategic alliance agreement with Arch Wireless, Inc. ("Arch") similar to the agreements with Metrocall and Verizon. Due to Arch's acquisition of the wireless data network of Paging Network, Inc., Arch had utilized the phase one switch based services only to a limited extent for coverage where its network had no coverage. Arch filed a petition under Chapter 11 in December 2001, and rejected and terminated the strategic alliance agreement in May 2002. The Company continues to provide services to Arch customers on a month to month basis, but there can be no assurance that Arch will continue to use the Company's services or that the Company will continue to provide such services.

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

    As a result of the adoption of SAB 101, the Company is deferring the recognition of equipment revenue and the related cost of sales, to the extent of the revenue, over the three year expected life of a subscriber. Any cost of equipment in excess of revenues from the sale of equipment is recognized at the time of sale and is not deferred. The deferred revenue is recorded as other long-term liabilities and has a balance of $14.8 million and $9.2 million at June 30, 2001 and 2002, respectively. The deferred cost of sales is recorded as other assets and has a balance at June 30, 2001 and 2002 of $14.1 million and $8.5 million, respectively.

    Prior to implementing SAB 101, the Company recognized revenue and cost of sales for equipment upon the sale of the device.

SALES INCENTIVES AND REBATES

    During the third quarter of 2000, the Company initiated its national retail sales efforts for the new Motorola Talkabout T900 product. This sales program included certain sales incentives paid to specified retailers when the product was sold by the retailer. These sales incentives, which resulted in a loss on the product, were recorded as a reduction to equipment revenue in the period the products were shipped to retailers. Consumer rebates are recorded upon activation by the customer as a deferred charge based on the Company's estimated redemption rate. The deferred charge is recognized as a reduction of airtime revenue over the service period commitment.

EQUIPMENT REVENUE

    The Company recognizes equipment revenue on the sale of one-way devices, cost of equipment and expenses upon the shipment of subscriber devices adjusted by allowances for normal returns. For the Company's sales of wireless data devices, under the provisions for SAB 101 relating to multiple-element revenue arrangements, the Company is required to bundle the equipment revenue and airtime revenue associated with sales of wireless data devices, except those sold to retailers. The Company recognizes the revenue and related cost of sales over the expected customer relationship, which the Company estimates is three years. Due to the newness of the wireless data devices and the nature of the arrangements with retailers, the Company is not recognizing revenue on these units until the retailers sell them to consumers. Hence, equipment revenue received from the retailer is recorded as deferred revenue until the device is sold to the consumer. Likewise, product sold subject to the right of return by the retailer is recorded as an asset until sale to the consumer. The Company recorded an asset of $3.0 million and $0.5 million for units held in retailers' inventory at June 30, 2001 and 2002, respectively.

    In the fourth quarter 2001, the Company de-emphasized its retail distribution channels. Additionally, in the fourth quarter 2001, the Company rejected and terminated substantially all of its material contracts with retailers through the bankruptcy process and therefore no longer accepts returns from those retailers.

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

4.  RESTRUCTURING

    To further align its expenses with its revenues and to capitalize on its strengths, the Company began focusing its resources on its core telecommunications wholesale business and its core strategic national accounts business. As part of the internal refocusing, WebLink announced on October 31, 2001 that it would be eliminating its National Retail strategic business unit ("SBU") and streamlining its operations by consolidating its distribution and sales efforts into two SBUs - Carrier Services and Business Sales. This consolidation resulted in additional reductions-in-force ("RIF's") in November and December 2001. By December 31, 2001, the Company had laid off most of its National Retail SBU employees, closed all but one of its call centers, consolidated its distribution and warehouse facilities and further reduced the personnel in its corporate headquarters. Approximately 320 positions were eliminated through these two RIFs. In addition, the Company rejected through the bankruptcy process substantially all of its material contracts with its traditional and online retailers, which terminated its relationship with these retailers and allowed the Company to avoid paying significant continuing fees and costs that would otherwise have been associated with termination of these agreements. As a result, the Company incurred approximately $3.0 million in restructuring costs in 2001. The Company did not incur restructuring costs in the first half of 2002. However, in July 2002, the Company incurred $1.5 million in restructuring costs associated with an additional reduction in force (See
Note 9, Subsequent Events).


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

                                   JUNE 30, 2001    JUNE 30, 2002
                                   ------------     ------------
Stock Options ...................     6,959,483        3,795,473
Phantom Stock ...................     1,075,000           75,000
Warrants ........................     1,134,088        1,134,088
                                   ------------     ------------
                                      9,168,571        5,004,561
                                   ============     ============

6.  COMMITMENTS AND CONTINGENCIES

    In March and April of 2001, the Company was served with five lawsuits against it and John D. Beletic, its chairman, seeking to recover an unspecified amount of monetary damages allegedly caused by the Company's alleged fraudulent scheme to artificially inflate the price of the Company's common stock through a series of alleged false and misleading statements to the market and alleged material omissions in violation of federal and state securities laws. Four of the lawsuits are filed in the United States District Court for the Northern District of Texas and seek class action status on behalf of persons who purchased the Company's common stock on the open market during the period of December 29, 2000, through February 20, 2001. The fifth lawsuit was filed in the Dallas County Court of Law on behalf of a single stockholder that purchased the Company's common stock on the open market during the same time period. The claims against the Company in the fifth lawsuit have been dismissed without prejudice. The Company believes the lawsuits have no merit. During the pendency of the Chapter 11 case, plaintiffs have been stayed under section 362 of the Bankruptcy Code from pursuing the claims alleged in the lawsuits against the Company. John Beletic has filed a motion to dismiss but no discovery has yet occurred.

    On October 31, 2001, Glenayre filed a motion in the Bankruptcy Court to modify the automatic stay, to permit (i) Glenayre to terminate its non-exclusive software licenses with WebLink, and (ii) to require adequate protection payments with respect to the collateral pledged to Glenayre or, in the alternative, to permit foreclosure upon such collateral. As of the Petition Date, the Company was indebted to Glenayre in the principal amount of $8.6 million (the "Indebtedness") for the purchase of certain network equipment and software licenses. The Indebtedness is secured by such equipment and software licenses, which represent only a small fraction of the infrastructure equipment that comprises the Company's network. Nevertheless, the software licenses held by the Company relating to such equipment are necessary for the Company to continue its current operations.

    This motion was set for final hearing on February 21, 2002, at which time the parties commenced the presentation of witnesses and evidence. After the close of the initial segment of the hearing, the parties continued settlement negotiations. The settlement of the Glenayre motion to terminate stay was presented to and approved by the Bankruptcy Court on May 6, 2002 (the "Settlement Agreement"). Under the Settlement Agreement, WebLink has agreed to make monthly license payments to Glenayre in lieu of adequate protection, and WebLink has received a new maintenance service agreement, software upgrades and licenses as discussed in detail in the settlement agreement as filed with the Bankruptcy Court. As further disclosed in the Settlement Agreement, Glenayre has provided incentives to WebLink to confirm a plan of reorganization which provides Glenayre with "equal treatment" on a proportionate basis with the treatment proposed to the prepetition bank credit facility claims.

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

    The Company is involved in various other lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these other lawsuits have no merit. During the pendency of the Chapter 11 case, plaintiffs are stayed under Section 362 of the Bankruptcy Code from pursuing the claims of the lawsuits.

    Paging subscriber devices are available from a number of manufacturers. Wireless data subscriber devices have been available only from Motorola, Inc. ("Motorola"). The Company's wireless data services (other than telemetry) currently utilize the Motorola T900 and P935 devices and the Company's wireless telemetry services currently utilize the Motorola Creatalink 2XT(TM). However, on June 30, 2002, Motorola discontinued manufacturing wireless data products such as the Talkabout(R) T900, Timeport(TM) P935 personal communicator and the Creatalink 2XT, as well as its paging products. Motorola has announced its intent to sell its subscriber device product lines and has sold its Creatalink 2XT product line to SmartSynch. As of the date of this report, the Company believes Motorola has been unable to sell its subscriber device product lines. The Company is working with several domestic and foreign device manufacturers to develop additional wireless data devices. Several of these companies have announced that they are negotiating or have successfully negotiated with Motorola to secure a license to the ReFLEX technology. In late 2001, PerComm, Inc. ("PerComm"), acquired the Glenayre transceiver ReFLEX radio chip set and in early 2002 hired several members of Glenayre's engineering team. PerComm has obtained from Motorola the necessary rights to the ReFLEX protocol. PerComm previously supplied the Company with paging devices and the Company has negotiated a deal with PerComm pursuant to which the Company will pay PerComm $1.2 million as PerComm achieves certain milestones in the development and production of wireless data devices. The $1.2 million will be credited against future purchases of devices by the Company when and if such devices become commercially available from PerComm. In addition, the Company, pursuant to certain formulas, is working with several other potential manufacturers of wireless data devices to secure purchase rights if and when they complete development of a commercially viable device. The Company is currently negotiating a purchase agreement with SmartSynch. In addition, the Company has entered into a purchase agreement with Advantra

International for telemetry devices and Advantra International has informed the Company that it intends to have a commercial telemetry device by the end of 2002. The Company can give no assurance, however, that additional subscriber or telemetry devices will be developed or will be available to the Company on acceptable terms.

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

    On January 1, 2002, the Company's three divisions, Wireless Data, Traditional Paging and International, were reported as one segment since the Company has restructured its business and simplified management reporting as one segment.

8.  NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board ("FASB") issued a new pronouncement in June 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 defines the accounting treatment for all intangible assets, including goodwill, and provides methodology to be used to assess possible impairment of such intangibles. The adoption of SFAS 142 is required for fiscal years beginning after December 15, 2001 (fiscal year 2002 for the Company), except for acquisitions entered into after June 30, 2001. As a result of adopting SFAS 142, the amortization period for Narrowband Personal Communication Services Licenses has been changed from 40 years to an indefinite life beginning January 1, 2002. No amortization was expensed for the three or six months ended June 30, 2002 compared to $0.8 million and $1.6 million for the same periods of 2001.


    The following table adjusts net loss before extraordinary item and net loss per share before extraordinary item to exclude the amortization of the narrowband personal communication services licenses as if SFAS 142 had been adopted as of January 1, 2001) (in thousands, except per share amounts:

                                                         Three months ended                     Six months ended
                                                  --------------------------------      --------------------------------
                                                  June 30, 2001      June 30, 2002      June 30, 2001      June 30, 2002
                                                  -------------      -------------      -------------      -------------
Reported net loss before extraordinary item       $     (33,575)     $     (11,116)     $     (72,897)     $     (18,947)

Amortization                                      $         832      $          --      $       1,663      $          --
                                                  -------------      -------------      -------------      -------------

Adjusted net loss before extraordinary item       $     (32,743)     $     (11,116)     $     (71,234)     $     (18,947)

Reported basic and diluted net loss per share
  before extraordinary item                       $       (0.72)     $       (0.24)     $       (1.57)     $       (0.41)

Amortization per share                            $        0.02      $          --      $        0.03      $          --
                                                  -------------      -------------      -------------      -------------

Adjusted basic and diluted net loss per share
  before extraordinary item                       $       (0.70)     $       (0.24)     $       (1.54)     $       (0.41)
                                                  =============      =============      =============      =============


    Intangible assets consisted solely of the narrowband personal communication services licenses at June 30, 2002 and December 31, 2001 and are recorded at cost of $133.0 million and accumulated amortization of approximately $10.4 million

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of SFAS 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to Statement No. 121. The adoption of SFAS 144 did not have an impact on the Company's financial statements.

    In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. SFAS 146 is effective prospectively for exit or disposal activities initiated subsequent to December 31, 2002. The Company is currently evaluating the impact this pronouncement will have on its future consolidated financial results.

9.  SUBSEQUENT EVENTS

    As discussed in Note 1, on July 15, 2002, the Company filed with the Bankruptcy Court the Plan and the Disclosure Statement. The adequacy of the Disclosure Statement was approved by the Bankruptcy Court on July 15, 2002. The Company's secured lenders and the Official Committee of Unsecured Creditors (the "Committee") have announced their support of the Plan of reorganization and the intention to vote in favor of the Plan.

    In order to reduce operating expenses in line with the Company's Plan of Reorganization and to permit the Company to emerge from bankruptcy, the Company will, effective August 30, 2002, reduce its workforce by approximately 20%. These reductions will impact all areas and levels of the Company and will result in severance costs in the third quarter of 2002 of approximately $1.5 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion of the results of operations and financial condition of the Company for the three and six months ended June 30, 2001 and 2002. This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report. Certain prior years' amounts have been reclassified to conform with the current year presentation.

    This Form 10-Q contains forward-looking statements. In addition to statements that speak to a time in the future, the words "estimate," "project," "plan," "expect," "believe", "anticipate", "intend", and similar expressions are intended to identify forward-looking statements. Readers are cautioned that such forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 involve risks and uncertainties, and are subject to change based on various important factors. The factors set forth in other filings with the Securities and Exchange Commission, as well as the following factors, could affect the Company's financial performance and could cause actual results to differ materially from those expressed in such forward-looking statements: the effect on the Company's business of operating while in Chapter 11 bankruptcy proceedings; the ability of the Company to continue operating as a going concern and successfully emerge from bankruptcy pursuant to a reorganization plan that provides for the Company to remain substantially intact; economic conditions and consumer confidence generally in the United States; the impact of technological change in the telecommunications industry; the future cost and availability of network infrastructure and subscriber devices; the impact of competition from broadband and narrowband personal communication service providers; pricing pressures on wireless data and paging products and services; the timely market acceptance of new products and services such as 2way messaging; changes in regulation by the Federal Communications Commission ("FCC") and various state regulatory agencies; potential technical problems relating to the Company's wireless data network; dependence on key personnel; and limitations imposed by indebtedness that will be outstanding if the Plan is confirmed by the bankruptcy court.

    CHAPTER 11 FILING

    On May 23, 2001 (the "Petition Date"), WebLink Wireless, Inc. ("WebLink") and its subsidiaries, PageMart PCS, Inc. and PageMart II, Inc., filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Code Sections 101-1330, as amended (the "Bankruptcy Code"), and are presently operating their business as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court"). The Chapter 11 cases are being jointly administered for procedural purposes only before the Bankruptcy Court under case no. 01-34275-SAF-11. (See Note 1 of the Condensed Consolidated Financial Statements of the Company, Chapter 11 Filing).

    On July 15, 2002, the Company filed with the Bankruptcy Court its Second Amended Plan of Reorganization (the

"Plan") and the Second Amended Disclosure Statement for the Plan of Reorganization (the "Disclosure Statement"). The adequacy of the Disclosure Statement was approved by the Bankruptcy Court on July 15, 2002. The Company's secured lenders and the Official Committee of Unsecured Creditors (the "Committee") have announced their support of the Plan and the intention to vote in favor of the Plan.

    There can be no assurance that the Plan will be confirmed under the Bankruptcy Code. If the Company is unable to obtain confirmation of the Plan, its creditors or equity security holders may seek other alternatives for the Company. There can be no assurance that upon consummation of any plan of reorganization there will be improvement in the Company's financial condition or results of operations. The Company has incurred and will continue to incur professional fees and other cash demands typical in bankruptcy.

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

    Since commencing operations in 1990, the Company has invested heavily in its wireless communications network and administrative infrastructure in order to establish nationwide coverage and centralized customer service and administrative support functions. The Company incurs substantial fixed operating costs related to its wireless communications infrastructure, which is designed to serve a larger subscriber base than the Company currently serves. The Company has sustained consolidated operating losses in each year of operations since inception. The Company sustained an aggregate $159.7 million operating loss from 1999 to 2001 with a $7.1 million and $9.6 million operating loss recorded for the three and six months ended June 30, 2002, respectively. Management expects consolidated operating losses to continue through 2004.

    The Company's strategy is to expand its wireless data subscriber base and to increase profitability and cash flow through greater utilization of its nationwide wireless communications network. From the introduction of wireless data services in December 1998, the number of wireless data units in service increased to 506,359 as of June 30, 2002. None of the Company's growth is attributable to acquisitions. The Company intends to achieve growth in units in service by promoting its wireless data services through its Carrier Services and Business Sales Strategic Business Units ("SBU").

    In the fourth quarter of 2001, the Company consolidated its five SBUs into two. The Carrier Services SBU now includes the former Reseller SBU and Wireless Control Systems (Telemetry) SBU, as well as the International division. The new Business Sales SBU is a combination of the former National Retail, National Accounts and Field Sales SBUs.

    The Company sells and leases its subscriber units through the following distribution channels: (i) private brand strategic alliances, wireless data network alliances, local and regional resellers and telemetry resellers through its Carrier Services SBU, (ii) direct business accounts and national and regional retail stores through its Business Sales SBU. The Company's primary emphasis is on indirect sales through it Carrier Services SBU and sales to major corporate accounts through the Business Sales SBU. As a result of rejecting substantially all of its material contracts with its traditional and online retailers, sales to consumers through retail stores will decline dramatically as retailers' existing inventories are depleted. At June 30, 2002, 70% of the Company's domestic units in service originated from the Carrier Services SBU and 30% from the Business Sales SBU.

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

    Units in Service

    The Company had 517,511 wireless data units in service as of June 30, 2001 compared to 506,359 as of June 30, 2002. The Company received its first shipments of full 2way wireless data devices in February 2000. In July 2000, the Company added its first units in telemetry. As of June 30, 2002, the Company had 6,836 telemetry units in service included in total wireless data units in service.

    Net wireless data unit additions for the three months ended June 30, 2001 were 40,399 and net wireless data units decreased by 18,389 units in the three months ended June 30, 2002. The net decrease in the number of units in service in the quarter ended June 30, 2002 is due primarily to general market conditions for wireless data devices and the difficulty in marketing devices while the Company is in bankruptcy proceedings. In the quarters ended June 30, 2001 and 2002, the average monthly disconnection rate for wireless data units was 3.8% and 2.8%, respectively.

    Units in service from domestic one-way paging operations were 1,403,625 and 733,702 as of June 30, 2001 and 2002, respectively. The Company's one-way operations experienced a net decrease of 669,923 units in service from June 30, 2001 to June 30, 2002, as the general market for traditional paging declines. Unit decreases for the three months ended June 30, 2001 and 2002 were 210,079 and 141,903, respectively. This has been a continued trend since 1998. In the quarters ended June 30, 2001 and 2002, the one-way paging unit's average monthly disconnection rate was 5.8% and 6.7%, respectively. Management expects the significant decline in traditional paging units to continue for the foreseeable future.

Revenues

     Revenues for the three and six months ended June 30, 2001 were $59.3 million and $122.7 million, respectively, compared to $42.5 million and $87.9 million, respectively, for the three and six months ended June 30, 2002. Recurring revenues for wireless data for the same periods were $19.6 million and $36.0 million and $17.9 million and $36.0 million, respectively. Recurring revenues for traditional paging for the same periods were $34.0 million and $73.0 million and $20.2 million and $43.3 million, respectively. Revenues from equipment sales for the same periods were $5.0 million and $12.0 million and $3.5 million and $6.9 million, respectively. Network revenues, comprised of: (1) non-recurring engineering fees; (2) construction revenues related to the installation of transmitting and receiving equipment; and (3) non-airtime service revenues, for the same periods, were $0.8 million and $1.6 million and $0.9 million and $1.7 million, respectively. ARPU for wireless data was $13.14 for the three months ended June 30, 2001 compared to $11.58 for the same period in 2002. ARPU for traditional paging for the three months ended June 30, 2001 was $7.50 compared to $8.35 for the same period in 2002.

    During the third quarter of 2000, the Company initiated its national retail sales efforts for the new Motorola T900. This sales program includes certain sales incentives paid to retailers when the product is sold by the retailer. These sales incentives, which result in a loss on the product, are recorded as a reduction to equipment revenue in the period the products are shipped to retailers, which is consistent with the Emerging Issues Task Force abstract number 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-09"). Due to the nature of the arrangements with retailers, the Company is not recognizing revenue on units shipped to the retailers until the retailers sell the units to a consumer as the Company is unable to reasonably estimate the level of product returns. Hence, equipment revenue received from the retailer is recorded as deferred revenue until the device is sold to the consumer. Likewise, product sold subject to right of return by the retailer is recorded as an asset until sold to the consumer. The Company recorded $3.0 million and $0.5 million for units held in retailers' inventory at June 30, 2001 and 2002, respectively. All consumer rebates are recorded upon activation by the customer as a deferred charge based on the Company's estimated redemption rate. The deferred charge is recognized as a reduction in airtime revenue over the service period commitment. As the Company de-emphasizes its retail distribution channel, product sales to retailers have been significantly reduced.

    During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin Number 101 ("SAB 101") with an effective date of January 1, 2000. SAB 101 requires the deferral of revenue when the earnings process is not complete. The earnings process associated with equipment revenue from the sale of wireless data devices, except those sold through the national retail channel, is not complete because airtime is an integral part of the transaction in instances when the Company sells both the device and airtime to the same individual. As a result, the Company is deferring the recognition of equipment revenue over the three year expected life of a wireless data subscriber. The Company has recorded $14.8 million and $9.2 million at June 30, 2001 and 2002, respectively in deferred revenue associated with SAB 101 which is recorded as other long-term liabilities.


Cost of Equipment Sold

    The cost of equipment sold for the three and six months ended June 30, 2001 was $6.3 million and $16.4 million, respectively, compared to $3.9 million and $8.1 million, respectively, for the three and six months ended June 30, 2002.

    As a result of the adoption of SAB 101, the Company recognizes an immediate loss in the amount of the cost of equipment sold in excess of revenue, and the remaining cost of equipment sold is deferred and recognized over the three year expected life of a subscriber. The Company has recorded $14.1 million and $8.5 million in deferred cost of equipment associated with SAB 101 as of June 30, 2001 and 2002, respectively, which is recorded as other assets.

Operating Expenses

     Technical expenses were $19.2 million and $38.7 million for the three and six months ended June 30, 2001 compared to $15.7 million and $31.3 million for the three and six months ended June 30, 2002. The decrease is due primarily to reductions in employee, telecommunication and other costs associated with the Company's restructuring as well as continuing efforts to reduce costs.

     General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for the three and six months ended June 30, 2001 and 2002 were $22.7 million and $45.9 million and $11.1 million and $20.5 million, respectively. The decrease is due primarily to reductions in employee and other costs associated with the Company's restructuring as well as continuing efforts to reduce costs.

    Selling expenses for the three and six months ended June 30, 2001 were $6.9 million and $16.5 million, respectively, compared to $3.2 million and $6.0 million, respectively, for the three and six months ended June 30, 2002. The primary reasons for the decrease were the closing of sales offices, dramatic de-emphasis of the retail distribution channel, reduction of the field sales force and other cost reductions in 2001 and 2002.

    Depreciation and amortization was $20.4 million and $40.6 million and $15.6 million and $31.3 million for the three and six months ended June 30, 2001 and 2002, respectively. The decrease resulted from only spending maintenance levels in capital expenditures during 2001 and 2002. In addition, the Company is no longer amortizing the narrowband personal communications services licenses in accordance with Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets." (See Note 8 of the Condensed Consolidated Financial Statements of the Company.)

Amortization of Stock Compensation

    On February 10, 2000, 1,075,000 shares of Phantom Stock were granted under the WebLink Wireless, Inc. 2000 Flexible Incentive Plan with a three-year vesting period. Based on the closing market price of $23.8125 reported on Nasdaq on February 10, 2000, these grants had an aggregate market value of $25.6 million. On December 6, 2001, 1,000,000 shares of Phantom Stock were surrendered to the Company. As a result approximately $8.5 million of deferred compensation related to unvested phantom stock was reversed. The compensation cost associated with the grants is recorded as amortization of stock compensation over the vesting period. Accordingly, $14.3 million was incurred in the first half of 2001 and $298,000 was incurred in the first half of 2002.

Interest Expense

    As of the Petition Date, the Company began recording interest expense only for debt that will continue to be paid during the Chapter 11 proceeding or that is probable to be an allowed priority, secured or unsecured claim. Therefore, the Company is not recording the interest expense associated with the 11 1/4% Senior Subordinated Discount Exchange Notes due 2008 ("11 1/4% Notes") and the 15% Senior Discount Exchange Notes due 2005 ("15% Notes"), or the amortization of the deferred debt issuance costs associated with the 11 1/4% Notes and 15% Notes ("DDIC"). The Company continued to record interest expense related to a vendor financing arrangement and the credit agreement led by Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) and Morgan Stanley Senior Funding, Inc., as amended ("Amended Credit Facility"). The following table details the contractual and actual interest expense for the three and six months ended June 30, 2002 and 2001 (dollars in millions):

                                   CONTRACTUAL INTEREST EXPENSE                             ACTUAL INTEREST EXPENSE
                     Period ended June 30, 2002  Period ended June 30, 2001  Period ended June 30, 2002  Period ended June 30, 2001
                     Three Months    Six Months  Three Months    Six Months  Three Months    Six Months  Three Months    Six Months
                     ------------ -------------  ------------ -------------  ------------ -------------  ------------ -------------
11 1/4% Notes           $    7.8     $   15.6      $    7.8      $   15.6      $     --       $     --     $    4.5       $   12.3
15% Notes                    7.1         14.2           7.1          14.2            --             --          4.1           11.2
DDIC for 11 1/4%
  & 15% notes                0.3          0.6           0.3           0.5            --             --          0.2            0.4
Vendor financing             0.2          4.8           0.3           0.5           0.2            0.4          0.3            0.5
Amended Credit
  Facility includes
  DDIC                       2.4          0.2           2.3           4.5           2.4            4.8          2.3            4.5
Capital Leases               0.1          0.2           0.1           0.2           0.1            0.2          0.1            0.2
Other                         --           --            --            --            --             --           --             --
                        --------     --------      --------      --------      --------       --------     --------       --------
                        $   18.7     $   37.3      $   17.9      $   35.5      $    2.7       $    5.4     $   11.5       $   29.1
                        ========     ========      ========      ========      ========       ========     ========       ========

     Interest expense related to the 11 1/4% Notes is currently non-cash pay, since payment of interest was to commence in February 2003.

Net Loss

    The Company sustained losses before bankruptcy reorganization items and extraordinary item of $32.4 million and $71.7 million for the three and six months ended June 30, 2001, respectively. The Company sustained losses before bankruptcy reorganization items and extraordinary item for the three and six months ended June 30, 2002 of $9.9 million and $16.5 million, respectively. Bankruptcy reorganization items were $1.2 million for the three and six months ended June 30, 2001 and $1.2 million and $2.5 million for the three and six months ended June 30, 2002. Bankruptcy reorganization items consisted principally of legal and professional fees. An extraordinary gain of $0.3 million was recognized in the first quarter of 2002 for the forgiveness of debt. In contrast, an extraordinary loss of $0.3 million was recognized in the second quarter of 2002 for the forgiveness of debt. Including the bankruptcy reorganization items and the extraordinary gain/loss, the Company's net losses for the three and six months ended June 30, 2001 and 2002 were $33.6 million, $72.9 million, $11.4 million and $19.0 million, respectively. The decrease in losses was primarily due to decreases in operating expenses associated with the operations of the Company.

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


                                                                     FOR THE THREE MONTHS ENDED
                                         ---------------------------------------------------------------------------------------
                                          MARCH 31,       JUNE 30,      SEPT. 30,        DEC. 31,      MARCH 31,      JUNE 30,
                                            2001           2001           2001             2001          2002           2002
                                         -----------    -----------    -----------     -----------    -----------    -----------
                                                                             (Unaudited)
RECURRING REVENUES--WIRELESS DATA        $    16,412    $    19,599    $    19,660     $    18,128    $    18,100    $    17,909
RECURRING REVENUES--TRADITIONAL PAGING        39,068         33,961         28,363          26,619         23,163         20,151
Network revenues                                 863            781            769             769            769            926
Equipment revenues                             7,064          4,977          3,225           6,444          3,349          3,510
                                         -----------    -----------    -----------     -----------    -----------    -----------
TOTAL REVENUES                                63,407         59,318         52,017          51,960         45,381         42,496

Cost of equipment sold                        10,050          6,329          4,084           7,552          4,181          3,935
Technical expenses (exclusive of
  depreciation and amortization)              19,540         19,168         17,724          13,729         15,592         15,747
General and administrative (excluding
  amortization of stock compensation)         23,165         22,730         20,230          15,186          9,365         11,100

Selling expenses                               9,513          6,946          6,092           4,215          2,796          3,209
Restructuring charges                            320          2,529          1,951           1,000             --             --
Depreciation and amortization expense         20,240         20,374         17,717          17,165         15,769         15,552
Amortization of stock compensation             2,133          2,133          2,133           1,601            149            149
                                         -----------    -----------    -----------     -----------    -----------    -----------
OPERATING LOSS (EBIT)                    $   (21,554)   $   (20,891)   $   (17,914)    $    (8,488)   $    (2,471)   $    (7,196)
                                         ===========    ===========    ===========     ===========    ===========    ===========

EBITDA (1)                               $     1,139    $     4,145    $     3,887     $    11,278    $    13,447    $     8,505
                                         ===========    ===========    ===========     ===========    ===========    ===========
Other data:
Ending units in service-Wireless Data        477,112        517,511        500,376         508,089        524,748        506,359
Ending units in service-Traditional
  Paging                                   1,613,704      1,403,625      1,193,372       1,028,230        875,605        733,702
ARPU-Wireless Data (2)                   $     13.17    $     13.14    $     12.88     $     11.98    $     11.68    $     11.58
ARPU-Traditional Paging (2)              $      7.49    $      7.50    $      7.28     $      7.99    $      8.11    $      8.35
Cash flow from operating activities      $   (21,669)   $     2,225    $    10,612     $     1,052    $     1,045    $     9,456
Cash flow from investing activities           (9,823)        (1,266)        (1,355)         (1,782)          (225)          (882)
Cash flow from financing activities           30,144           (610)          (353)           (302)          (309)          (625)

----------

(1) EBITDA represents Earnings (loss) before interest, taxes, depreciation and amortization, amortization of stock compensation and restructuring charges. EBITDA is a financial measure commonly used in the Company's industry. EBITDA is not derived pursuant to generally accepted accounting principles ("GAAP") and therefore should not be construed as an alternative to operating income (loss), as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The calculation of EBITDA does not include commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company. The Company's definition of EBITDA may not be comparable to similarly titled measures used by other companies. Management believes the presentation of EBITDA is useful information to the investor because it depicts results of operations without considering the sunk costs of capital equipment (i.e., depreciation), the cost of financing (i.e., interest) and taxes. There are no legal or functional requirements that limit discretionary use of funds depicted by EBITDA.

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

CRITICAL ACCOUNTING POLICIES

    For a discussion of critical accounting policies of the Company, see Notes 3 and 4 to the Condensed Consolidated Financial Statements.

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

    Capital expenditures were $2.4 million and $11.5 million for the three and six months ended June 30, 2001 and $1.5 million and $2.6 million for the three and six months ended June 30, 2002. In September 2000, the Company signed a Volume Purchase Agreement with Glenayre Electronics, Inc. ("Glenayre") in which the Company committed to purchase or license $20.8 million of network infrastructure equipment and software through December 31, 2001. The agreement expired December 31, 2001, at which time the Company had purchased $9.5 million under this agreement. The remaining $10.5 million purchase commitment was an unsecured obligation incurred prior to the petition date of May 23, 2001. (See
Note 6 to the Condensed Consolidated Financial Statement of the Company).

    The Company's net cash used by operating activities for the six months ended June 30, 2001 was $19.4 million compared to net cash provided by operations for the six months ended June 30, 2002 of $9.6 million. Net cash used in investing activities was $11.1 million and $979,000 for the six months ended June 30, 2001 and 2002, respectively, and was primarily for capital expenditures. Net cash provided by financing activities was $29.5 million for the six months ended June 30, 2001 and net cash used in financing activities was $625,000 for the six months ended June 30, 2002. Net cash provided by financing activities for the six months ended June 30, 2001 resulted primarily from $25.1 million in borrowings under the Amended Credit Facility and $5.7 million from borrowings under the vendor financing arrangement. Net cash used in financing activities for the six months ended June 30, 2002 was due to payments for the Company's capital leases.

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

    In March 1997, the Company entered into a vendor financing arrangement with an infrastructure vendor (the "Vendor Financing Arrangement"), providing for the financing of infrastructure and other equipment over a period of 60 months from the date of initial drawdown. In September 2000, the maximum aggregate amount available was amended from $30 million to $10 million and is secured by the equipment purchased. The interest rate applicable to such financing is equal to the sum of 7% and the London interbank offered rate ("LIBOR") as published in The Wall Street Journal for three-month maturities or the sum of 4.25% and the U.S. prime rate of interest as published in The Wall Street Journal. As of June 30, 2002, the Company had $8.6 million principal outstanding under the Vendor Financing Arrangement (See Note 6 to the Condensed Consolidated Financial Statements of the Company). The weighted average interest rate for borrowings outstanding during the three months ended June 30, 2002 was 13.75%.

    In December 2000, the Company amended its credit facility to provide borrowings up to $80 million with an additional $20 million upon further approval of the banks. In the first quarter of 2001, the Company borrowed an additional $25.1 million to pay the interest due on the 15% Notes and support general operations. As of June 30, 2002, $78.5 million was outstanding in the form of term loans and $1.2 million in two letters of credit as security for the capital leases of computer equipment. As of June 30, 2002, the Company had no monies available under the Amended Credit Facility. The Amended Credit Facility bears interest at the bank's prime rate plus 3.5% or at LIBOR plus 4.5%. The weighted average interest rate on the amounts borrowed for the period from January 1, 2002 to June 30, 2002 was 10.4%.

    As of June 30, 2002, the Company's principal indebtedness was $262.9 million under the 11 1/4% Notes, $207.3 million under the 15% Notes, $78.5 million under the Amended Credit Facility, $8.6 million under the Vendor Financing Arrangement and $2.0 million under capital lease obligations. As of June 30, 2002, the outstanding debt on the 11 1/4% Notes and the 15% Notes are classified as liabilities subject to compromise. The amounts borrowed under the Vendor Financing Arrangement and the Amended Credit Facility are secured and not subject to compromise, but are classified as current maturities of long term debt at June 30, 2002, because the Company is in default as a result of the Chapter 11 filing.

    The indentures under which the 15% Notes and the 11 1/4% Notes were issued, the Vendor Financing Arrangement and the Amended Credit Facility contain certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets, enter into leases and engage in mergers and consolidations, and the Amended Credit Facility requires the Company to maintain certain operating and financial performance measures and limits the ability of the Company to make capital expenditures. At June 30, 2002, the Company was not in compliance with such covenants. During the pendancy of the Chapter 11 case, lenders may not pursue remedies for failure to comply with such covenants unless they obtain the approval of the Bankruptcy Court to lift the automatic stay imposed by Section 362 of the Bankruptcy Code.

    Construction of the Company's wireless data network is substantially complete, dramatically reducing the historical level of capital expenditures required to support the network. In addition, the Company has significantly reduced operating expenditures through the restructuring that occurred in 2001 and 2002. As a result the Company's cash requirements are currently significantly lower than requirements of the last several years.

    As of June 30, 2002, the Company had approximately $21.9 million in cash and cash equivalents. The Company believes that cash on hand and funds from operations will enable the Company to meet its current operating and capital expenditure requirements for 2002. Until a plan of reorganization is approved, the Company's long-term liquidity and adequacy of its capital resources cannot be determined.

    Inherent in a successful plan of reorganization is a capital structure which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the Company. Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and stockholders may be substantially altered. Although, it is not possible to predict the outcome of the Chapter 11 case, in general, or the effects of such case on the business of the Company or on the interests of creditors and stockholders, the Plan, if approved, will result in the cancellation of all currently outstanding stock without and distribution to the holders thereof. Management believes that it is highly unlikely that current equity security holders will receive any distribution under any reorganization plan.

OFF-BALANCE SHEET LIABILITIES

    At June 30, 2002, the Company has no material off-balance sheet liabilities.

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

    The Amended Credit Facility bears interest at the bank's prime rate plus 3.5% or at LIBOR plus 4.5%. Therefore, the Amended Credit Facility is subject to short-term interest rate risk. At June 30, 2002, the balance outstanding under the Amended Credit Facility was $78.5 million. Consequently, a 100 basis point increase in the bank's prime rate or LIBOR would result in a $785,000 increase in interest expense over a twelve-month period.




                                     PART II

ITEM 1. LEGAL PROCEEDINGS

    In March and April of 2001, the Company was served with five lawsuits against it and John D. Beletic, its chairman, seeking to recover an unspecified amount of monetary damages allegedly caused by the Company's alleged fraudulent scheme to artificially inflate the price of the Company's common stock through a series of alleged false and misleading statements to the market and alleged material omissions in violation of federal and state securities laws. Four of the lawsuits are filed in the United States District Court for the Northern District of Texas and seek class action status on behalf of persons who purchased the Company's common stock on the open market during the period of December 29, 2000, through February 20, 2001. The fifth lawsuit was filed in the Dallas County Court of Law on behalf of a single stockholder that purchased the Company's common stock on the open market during the same time period. The claims against the Company in the fifth lawsuit have been dismissed without prejudice. The Company believes the lawsuits have no merit. During the pendency of the Chapter 11 case, plaintiffs have been stayed under section 362 of the Bankruptcy Code from pursuing the claims alleged in the lawsuits against the Company. John Beletic has filed a motion to dismiss but no discovery has yet occurred.

    On October 31, 2001, Glenayre filed a motion in the Bankruptcy Court to modify the automatic stay, to permit (i) Glenayre to terminate its non-exclusive software licenses with WebLink, and (ii) to require adequate protection payments with respect to the collateral pledged to Glenayre or, in the alternative, to permit foreclosure upon such collateral. As of the Petition Date, the Company was indebted to Glenayre in the principal amount of $8.6 million (the "Indebtedness") for the purchase of certain network equipment and software licenses. The Indebtedness is secured by such equipment and software licenses, which represent only a small fraction of the infrastructure equipment that comprises the Company's network. Nevertheless, the software licenses held by the Company relating to such equipment are necessary for the Company to continue its current operations.

    This motion was set for final hearing on February 21, 2002, at which time the parties commenced the presentation of witnesses and evidence. After the close of the initial segment of the hearing, the parties continued settlement negotiations. The settlement of the Glenayre motion to terminate stay was presented to and approved by the Bankruptcy Court on May 6, 2002 (the "Settlement Agreement"). Under the Settlement Agreement, WebLink has agreed to make monthly license payments to Glenayre in lieu of adequate protection, and WebLink has received a new maintenance service agreement, software upgrades and licenses as discussed in detail in the settlement agreement as filed with the Bankruptcy Court. As further disclosed in the Settlement Agreement, Glenayre has provided incentives to WebLink to confirm a plan of reorganization which provides Glenayre with "equal treatment" on a proportionate basis with the treatment proposed to the prepetition bank credit facility claims.

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

    (b)  Reports on Form 8-K:

         The following reports on Form 8-K were filed by WebLink Wireless, Inc. during the quarter ended June 30, 2002:

                  Current report on Form 8-K dated April 23, 2002, disclosing under Item 3 "Bankruptcy or Receivership", the filing of the Company's First Amended Plan of Reorganization and a Disclosure Statement for the Plan of Reorganization, which were filed with the Bankruptcy Court on April 23, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           WEBLINK WIRELESS, INC.



AUGUST 16, 2002            BY:  /s/ N. ROSS BUCKENHAM
                              ------------------------------------------------
                           N. ROSS BUCKENHAM
                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER



AUGUST 16, 2002            BY:  /s/ KELLY W. PRENTISS
                              ------------------------------------------------
                           KELLY W. PRENTISS
                           VICE PRESIDENT, FINANCE, CHIEF FINANCIAL OFFICER
                           AND TREASURER
                           (PRINCIPAL FINANCIAL AND CHIEF ACCOUNTING OFFICER)

                                  EXHIBIT INDEX


EXHIBIT
  NO.             DESCRIPTION
-------           -----------
  11.1*           Statement regarding computation of per share earnings (loss)
                  for the three months ended June 30, 2002

  11.2* Statement regarding computation of per share earnings (loss) for the three months ended June 30, 2001

  11.3* Statement regarding computation of per share earnings (loss) for the six months ended June 30, 2002

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